Form 10-K
period 2008-12-31
Clearwire Corp /DE
filed 2009-03-26
CIK 1442505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34196
Clearwire Corporation

DELAWARE	56-2408571
(State Of Incorporation)	(I.R.S. ID)

4400 CARILLON POINT, KIRKLAND, WASHINGTON 98033
(425) 216-7600

Securities registered pursuant to Section 12(b) of the Act:
CLASS A COMMON STOCK

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The Class A common stock of Clearwire Corporation began listing on the NASDAQ National Market System on December 1, 2008. There was no public market for the Company’s common stock prior to that date. As of March 18, 2009, there were 195,006,706 shares of Class A common stock and 528,823,529 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 18, 2009 are incorporated by reference into Part III.

CLEARWIRE CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2008

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	25
Item 1B.	Unresolved Staff Comments	44
Item 2.	Properties	44
Item 3.	Legal Proceedings	45
Item 4.	Submission of Matters to a Vote of Security Holders	46

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	46
Item 6.	Selected Financial Data	48
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 8.	Financial Statements and Supplementary Data	73
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	121
Item 9A.	Controls and Procedures	121
	Report of Management on Internal Control over Financial Reporting
Item 9B.	Other Information	121

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	122
Item 11.	Executive Compensation	122
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122
Item 13.	Certain Relationships and Related Transactions, and Director Independence	122
Item 14.	Principal Accountant Fees and Services	122

PART IV
Item 15.	Exhibits and Financial Statement Schedules	122
	Signatures.	123
EX-4.2
EX-10.19
EX-10.20
EX-10.24
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.39
EX-10.40
EX-10.41
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

CLEARWIRE CORPORATION AND SUBSIDIARIES

PART I

Explanatory Note

On November 28, 2008, Clearwire Corporation (f/k/a New Clearwire Corporation), which we refer to as Clearwire or the Company, completed the transactions contemplated by the Transaction Agreement and Plan of Merger dated as of May 7, 2008, as amended, which we refer to as the Transaction Agreement, with Clearwire Legacy LLC (f/k/a Clearwire Corporation), which we refer to as Old Clearwire, Sprint Nextel Corporation, which we refer to as Sprint, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, Google Inc., which we refer to as Google, and Intel Corporation, which we refer to as Intel, and together with Comcast, Time Warner Cable, Bright House and Google, the Investors. For accounting purposes, the transactions, which we refer to as the Transactions, are treated as a reverse acquisition with the WiMAX business contributed from Sprint, which we refer to as the Sprint WiMAX Business, deemed to be the accounting acquirer. As a result, the financial results of Old Clearwire prior to November 28, 2008 are not included as part of the Company’s reported financial statements (although they are included as Exhibit 99.1 to this report, for informational purposes). The historical financial results of the Company prior to November 29, 2008 are those of the Sprint WiMAX Business. Except as otherwise noted, references to “we,” “us,” or “our” refer to Clearwire and its subsidiaries.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business.

You should review carefully the section entitled “Risk Factors” for a discussion of these and other risks that relate to our business.

ITEM 1.	Business

Overview

We build and operate next generation wireless broadband networks that provide entire communities with high-speed residential and mobile Internet access services and residential voice services. Our wireless broadband networks not only create a new communications path into the home or office, but also provide a broadband connection anytime and anywhere within our coverage area.

As of December 31, 2008, we operated our networks in 51 markets in the United States and Europe covering approximately 18.2 million people, and as of December 31, 2008, we had approximately 475,000 wireless broadband subscribers, which we believe makes us the largest operator of next generation wireless broadband networks in the world. Our networks in the United States were deployed in 47 markets and covered an estimated 15.3 million people. On January 6, 2009, we commercially launched service in Portland, Oregon. Internationally, as of December 31, 2008, we offered our wireless broadband services in Ghent and Brussels, Belgium, Dublin, Ireland and Seville, Spain, where our network covered approximately 2.9 million people. Our markets range from major metropolitan areas to small cities and the surrounding areas. As of December 31, 2008, we offered Voice over Internet Protocol, which we refer to as VoIP, telephony services in 45 of our domestic pre-WiMAX markets and in February began offering voice service in Portland.

Our primary focus is expanding the geographic coverage of our wireless broadband networks in the United States to take advantage of our more than 43 billion MHz-POPS of spectrum in the 2.5 GHz band. We are currently engaged in the development and construction of markets throughout the United States covering more than 75 million people, as well as the long lead time cell site development work in other markets covering an additional 45 million people. We believe our current development activities will enable us to offer our services to as many as

120 million people by the end of 2010. However, the ultimate scope and timing of our network build-out will largely be driven by our performance in our launched markets and the availability of additional capital, which is uncertain.

Our networks in our newest markets, Baltimore, Maryland and Portland, Oregon, utilize technology based on the IEEE mobile Worldwide Interoperability of Microwave Access 802.16e-2005, or mobile WiMAX, standards. In our remaining 50 markets, we currently operate networks based on pre-WiMAX technology. We intend to deploy mobile WiMAX technology in all of the markets we currently have under development and to upgrade most of our existing pre-WiMAX markets in the United States to mobile WiMAX technology over the next two years.

Mobile WiMAX technology enables us to offer mobile and fixed communications services over a single wireless network. We expect manufacturers to offer a number of embedded handheld communications and consumer electronic devices that will be enabled to communicate using our mobile WiMAX network. There are more than 40 subscriber devices that are mobile WiMAX certified already, and many more are currently in the mobile WiMAX certification process. We expect nearly 100 mobile WiMAX capable devices to be available by year end. We believe these devices will enable us to deliver a broader range of mobile communications services than we offer today.

Our services are both competitive with and complementary to existing wireline and wireless networks. Our subscribers are able to access the same rich content, applications and services as subscribers of wireline broadband services, while also experiencing much of the freedom and flexibility that large scale wireless networks enable. We believe our networks combine some of the best features of cellular, cable modem, DSL and Wi-Fi networks into a single service offering that legacy networks do not currently match. As of December 31, 2008, we offered Voice over Internet Protocol, which we refer to as VoIP, telephony services in 45 of our domestic pre-WiMAX markets and in February we began offering VoIP telephony services in Portland. As our capabilities evolve with the introduction of mobile WiMAX networks in new and existing markets, we also expect to develop and offer additional innovative and differentiated products and services. These may include services such as mobile broadcast video, video on demand for mobile media players, mobile video conferencing, advanced telematics, multiplayer online games and other services.

Based on early results in our two new mobile WiMAX markets, we believe customers are attracted to our wireless broadband services because our services are:

•	Fast. We offer connectivity speeds that typically exceed cellular networks and we believe offer a competitive alternative to wireline broadband offerings.

•	Simple. Our services are easy to acquire and use, with little or no professional installation typically required.

•	Mobile. Unlike wireline networks, our customers have the ability to access our networks from anywhere within our coverage area.

•	Reliable. We use licensed radio frequencies, or spectrum, which enables us to minimize interference common on certain wireless networks that use unlicensed or shared radio frequencies.

•	Affordable. We offer a value proposition that is competitive while recognizing the unique benefits of our service offerings.

We believe that substantially all of the households we cover in the United States have access to cable modem and/or DSL Internet services, leading us to conclude that our historical subscriber growth rates reflect the mass market appeal and robust customer demand for our differentiated services, even in the presence of these wireline broadband alternatives. We believe demand for our services will expand to more mobile wireless uses with the advent of new form factors like PC express cards, USB modems and embedded chipsets in laptops and other mobile or portable devices.

We are an early stage company, and as such we are investing heavily in building our network and acquiring other assets necessary to expand our business. Old Clearwire and the Sprint WiMAX Business have a history of operating losses. Consequently, we expect to have significant losses in the future. As of December 31, 2008, our accumulated deficit was approximately $29.9 million, and the total principal amount due on our debt was approximately $1.41 billion.

The Transactions and Corporate Structure

We were formed on November 28, 2008, as a result of the closing of the Transactions, which we refer to as the Closing. At the Closing:

•	Old Clearwire merged with and into an indirect subsidiary of Clearwire, with Old Clearwire surviving as a direct, wholly-owned subsidiary of Clearwire Communications, LLC, a subsidiary of Clearwire, which we refer to as Clearwire Communications. In the merger, each share of Old Clearwire’s common stock was converted into one share of Clearwire’s Class A Common Stock, par value $0.0001 per share, which we refer to as Clearwire Class A Common Stock, and each option and warrant to purchase shares of Old Clearwire Class A Common Stock was converted into one option or warrant, as applicable, to purchase the same number of shares of Clearwire Class A Common Stock on substantially the same terms.

•	Following the merger, Sprint contributed the Sprint WiMAX Business to Clearwire Communications in exchange for Class B non-voting common interests in Clearwire Communications, which we refer to as Clearwire Communications Class B Common Interests. Sprint also purchased, for $37,000 in cash, 370 million shares of Clearwire’s Class B Common Stock, par value $0.0001 per share, which we refer to as Clearwire Class B Common Stock. Immediately following the purchase by Sprint, Clearwire contributed the $37,000 that it received from Sprint to Clearwire Communications in exchange for 370 million voting equity interests in Clearwire Communications, which we refer to as Clearwire Communications Voting Interests.

•	Following completion of the merger and the Sprint contributions, Google invested $500 million in Clearwire in exchange for Clearwire Class A Common Stock. Clearwire then contributed the $500 million received from Google to Clearwire Communications in exchange for Clearwire Communications Voting Interests and Class A non-voting common interests in Clearwire Communications, which we refer to as Clearwire Communications Class A Common Interests.

•	Following completion of the merger and the Sprint contributions, the Investors, other than Google, invested a total of $2.7 billion in exchange for Clearwire Communications Voting Interests and Clearwire Communications Class B Common Interests. Immediately following this investment, each of the Investors, other than Google, contributed to Clearwire its Clearwire Communications Voting Interests in exchange for an equal number of shares of Clearwire Class B Common Stock.

In exchange for their investments, Google initially received 25 million shares of Clearwire Class A Common Stock and the other Investors received 135 million shares of Clearwire Class B Common Stock and an equivalent amount of Clearwire Communications Class B Common Interests. The number of shares of Clearwire Class A and Class B Common Stock and Clearwire Communications Class B Common Interests, as applicable, that the Investors were entitled to receive under the Transactions. Agreement was subject to a post-closing adjustment based on the trading price of Clearwire Class A Common Stock on NASDAQ over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, or February 26, 2009, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. During the measurement period, Clearwire Class A Common Stock traded below $17.00 per share on NASDAQ, so on the Adjustment Date, Clearwire issued to Google an additional 4,411,765 shares of Clearwire Class A Common Stock and to the other Investors 23,823,529 shares of Clearwire Class B Common Stock and an equivalent number of additional Clearwire Communications Class B Common Interests to reflect the $17.00 final price per share. Furthermore, pursuant to a Subscription Agreement dated May 7, 2008, by and between the Company and CW Investment Holdings LLC, which we refer to as CW Investments, an entity affiliated with John Stanton, a director of the Company, on February 27, 2009, the Company sold 588,235 shares of Clearwire Class A Common Stock to CW Investments, at a price of $17.00 per share.

Following the completion of the Transactions, Sprint and the Investors, other than Google, own shares of Clearwire Class B Common Stock, which have equal voting rights to Clearwire Class A Common Stock, but have only limited economic rights. Unlike the holders of Clearwire Class A Common Stock, the holders of Clearwire Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Clearwire Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. Google owns shares of Clearwire Class A Common Stock. Each share of Clearwire Class B Common Stock plus one Clearwire Communications Class B Common Interest is convertible into one share of Clearwire Class A Common Stock.

Clearwire holds all of the outstanding Clearwire Communications Class A Common Interests and Clearwire Communications Voting Interests, representing 27% of the economics (including the post-closing adjustments made on the Adjustment Date) and 100% of the voting rights of Clearwire Communications.

Including the post-closing adjustments made on the Adjustment Date, the ownership interests of Sprint and the Investors in us are as follows:

•	Sprint held 370,000,000 shares of Clearwire Class B Common Stock and an equivalent number of shares of Clearwire Communications Class B Common Interests, representing approximately 51.1% of the ownership interest in us.

•	Google held 29,411,765 shares of Clearwire Class A Common Stock, representing approximately 4.1% of the ownership interest in us.

•	Intel held 58,823,530 shares of Clearwire Class B Common Stock, an equivalent number of shares of Clearwire Communications Class B Common Interests, and 36,666,666 previously purchased shares of Clearwire Class A Common Stock, representing approximately 13.2% of the ownership interest in us.

•	Time Warner Cable held 32,352,941 shares of Clearwire Class B Common Stock and an equivalent number of shares of Clearwire Communications Class B Common Interests, representing approximately 4.5% of the ownership interest in us.

•	Comcast held 61,764,705 shares of Clearwire Class B Common Stock and an equivalent number of shares of Clearwire Communications Class B Common Interests, representing approximately 8.5% of the ownership interest in us.

•	Bright House held 5,882,353 shares of Clearwire Class B Common Stock and an equivalent number of shares of Clearwire Communications Class B Common Interests, representing approximately 0.8% of the ownership interest in us.

•	CW Investments held 588,235 shares of Clearwire Class A Common Stock, representing approximately 0.1% of the ownership interest in us.

At the Closing, Clearwire, Sprint, Eagle River Holdings, LLC, which we refer to as Eagle River, and the Investors entered into an Equityholders’ Agreement, which we refer to as the Equityholders’ Agreement, and which sets forth certain rights and obligations of the parties with respect to the governance of Clearwire, transfer restrictions on Clearwire Class A and Class B Common Stock, rights of first refusal and pre-emptive rights, among other things. As the holders of approximately 87.1% of the total voting power of Clearwire, Sprint, Eagle River and the Investors together effectively have control of Clearwire.

We currently conduct our operations through our domestic and international subsidiaries. We have three primary domestic operating subsidiaries that are wholly-owned, directly or indirectly, by Clearwire Communications: Clearwire US LLC, which operates our pre-WiMAX domestic markets and our mobile WiMAX market in Portland, Oregon; Clear Wireless Broadband LLC, which operates our mobile WiMAX market in Baltimore, Maryland; and Clear Wireless LLC, which will operate all of our planned future mobile WiMAX markets. Our spectrum leases and licenses in the United States are primarily held by separate holding companies. Internationally, our operations are conducted through Clearwire International, LLC, an indirect, wholly-owned subsidiary of Clearwire Communications, which indirectly holds investments in Europe and Mexico.

The following is a diagram illustrating the structure of Clearwire, its subsidiaries and its stockholders as of February 28, 2009:

1 Includes Intel with respect to Class B Common Stock and Clearwire Communications Class B Common Interests purchased as part of the Transactions.

2 Includes Eagle River, Motorola, Bell Canada and Intel (with respect to shares held in Old Clearwire that were converted into Clearwire Class A Common Stock upon closing of the Transactions).

3 Sprint holds its equity interests in Clearwire and Clearwire Communications through Sprint HoldCo.

At the closing of the Transactions, we also entered into several commercial agreements with Sprint and the Investors, relating to, among other things, (i) the bundling and reselling of our WiMAX service and Sprint’s third generation wireless services, (ii) the embedding of WiMAX chipsets into various devices, and (iii) the development of Internet services and protocols. As a result of our entering into a 4G MVNO Agreement with affiliates of Sprint, Comcast, Time Warner Cable and Bright House, which we refer to as the 4G MVNO Agreement, a 3G MVNO Agreement with affiliates of Sprint, Comcast, Time Warner Cable and Bright House, which we refer to as the 3G MVNO Agreement, a Market Development Agreement with Intel, which we refer to as the Intel Market Development Agreement, and a Products and Services Agreement with Google, which we refer to as the Google Products and Services Agreement, we expect a portion of our revenues to be derived from our arrangements with our strategic partners, including Sprint and the Investors. Specifically, in the next 12 months, we expect that the 4G MVNO Agreement and the Intel Market Development Agreement will increase our distribution opportunities, thereby permitting us to expand our subscriber base and increase revenues. Additionally, we believe that certain other commercial agreements we have entered into with Sprint or Sprint affiliates will reduce the cost of operating our network due to decreased tower rental costs and lower core network infrastructure costs. These contracts will have a material impact on our results of operations as our network expands and covers a greater number of markets.

Business Strategy

We intend to grow our business by pursuing the following strategies:

•	Redefining the broadband user experience. We plan to deliver a robust, rich and consistent communications experience to next generation devices capable of operating on our networks. We expect to offer our consumers and business customers a fast and mobile broadband connection that enables enhanced access to information, applications and online entertainment, while also creating new ways for people to communicate with each other. Our mobile WiMAX network is being designed to serve our subscribers’ Internet and voice communications needs, while also providing subscribers with the flexibility to access our services anywhere and anytime in our coverage area, whether at home, in the office or on the road. We expect that our subscribers will eventually be able to select from a number of service offerings, including Internet and voice communications service offerings, which will be designed to satisfy their varying needs. We expect our mobile broadband services to offer faster speeds, greater bandwidth and lower latency than are currently available from other wireless service providers and will also appeal to subscribers as simple, easy to buy and use, reliable and affordable.

•	Deploying our service broadly and increasing our subscriber base rapidly. We intend to broadly deploy our mobile broadband services in markets throughout the United States. We are targeting our mobile WiMAX network in the U.S. to cover up to 120 million people by the end of 2010. The timing and extent of our new market roll-outs will largely be determined by our performance in our launched markets and our access to additional funding. We believe that this deployment will enable us to rapidly increase our subscriber base. Our mobile WiMAX network should enable us to offer our mobile broadband services to a range of subscribers, from individuals, households and businesses to market segments that depend on mobile communications, such as public safety personnel, field salespeople, traveling professionals, contractors, real estate agents and others. Our services should allow us not only to target subscribers that desire a mobile network connection, but to offer a viable alternative to existing wireline services. To reach potential subscribers, we plan to offer our services through multiple sales channels, including direct and indirect sales representatives, company-owned retail stores, independent dealers, Internet sales, telesales, national retail chains embedding mobile WiMAX into consumer electronic devices, and wholesale arrangements with third parties, including our strategic partners. Additionally, under the commercial agreements with Sprint, we have the right to offer our subscribers access to Sprint’s network, which will expand the geographic area in which our subscribers that choose to purchase such access will be able to receive service while we are building our network. We are working with equipment vendors to develop dual mode devices that will enable these subscribers to access both our mobile WiMAX networks and those of Sprint.

•	Taking advantage of our leading spectrum position. We believe we hold more wireless spectrum in the United States than any other mobile carrier, with holdings exceeding more than 43 billion MHz-POPs (defined as the product of the number of megahertz associated with a spectrum license multiplied by the estimated population of the license’s service area) of spectrum in the 2.5 GHz (2496-2690 MHz) band in our portfolio, including spectrum we own, lease or have pending agreements to acquire or lease. We hold approximately 150 MHz of spectrum on average in the largest 100 markets in the United States. In Europe, we continue to hold approximately 8.7 billion MHz-POPs of spectrum, predominantly in the 3.5 GHz band, with a varying amount of spectrum in each of our markets. We believe that consumers will demand greater access to information, applications and online entertainment over the Internet, each of which will require service providers to be able to offer greater bandwidth access. With our growing mobile WiMAX network and leading spectrum position, we believe that we are uniquely positioned to satisfy this demand. We believe that our significant spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band will be optimal for delivering broadband access services, and we believe that our substantial spectrum depth should allow us to offer premium services and data intensive multimedia content.

•	Leveraging key strategic relationships. We expect to benefit from our key strategic relationships with industry-leaders that have a strong track record of driving technology innovation, delivering premium content, and marketing compelling products and services to consumers, including Sprint, Intel, Google, Comcast, Time Warner Cable and Bright House. Each of Sprint, Comcast, Time Warner Cable and Bright House are entitled to market and resell wireless broadband services over our network as part of a defined bundle, subject to certain exceptions, under their own brand names to the more than 100 million people in the United States receiving their services, which we believe will lead to more rapid growth in the number of people using our network. In addition, we believe these relationships place us in an advantageous position with respect to access to existing wireless infrastructure, cutting-edge online applications and subscriber devices with embedded mobile WiMAX capabilities.

•	Offering premium value-added services and content. We intend to generate incremental revenues, leverage our cost structure and improve subscriber retention by offering a variety of premium services and content over our network. We intend initially to focus on voice services as a primary premium service. As of December 31, 2008, we offer VoIP telephony services on a fixed basis to our subscribers’ homes and offices in 45 of our domestic markets. We currently also offer fixed VoIP telephony services in Portland, Oregon, and expect to offer mobile VoIP telephony services in each of our mobile WiMAX markets within two to three years. Other future service and content offerings may include live videoconferencing, online games and music broadcast programming, video on demand, and location based services. We believe that our planned mobile WiMAX deployment will enable us to offer additional premium services and content over our network as manufacturers develop and sell subscriber devices that take advantage of the capabilities of mobile WiMAX technology.

•	Achieving efficient economics. We believe our economic model for deploying our network combines meaningful early coverage while optimizing the capital outlay required for us to build the network and obtain subscribers. We believe our business requires significantly lower fixed capital and operating expenditures relative to other wireless and wireline broadband service providers. Our deployment plan is based on replicable and scalable individual market builds, allowing us to repeat our build-out processes as we expand. Under our commercial agreements with Sprint, we expect to be able to leverage existing Sprint network infrastructure to both accelerate the build-out and reduce the costs of network deployment, including utilizing its towers, collocation facilities and fiber resources. We also expect to achieve lower subscriber acquisition costs due to manufacturers’ plans to embed mobile WiMAX chipsets into handheld communications and consumer electronic devices, such as notebook computers, netbooks, mobile Internet devices, or MIDs, PDAs, gaming consoles and MP3 players. This should reduce subscriber acquisition costs by reducing subsidies and leveraging manufacturers’ distribution networks. As our capabilities evolve, we also expect to generate incremental revenue from our subscriber base by developing and offering premium products and services, such as VoIP telephony services.

Services

As of December 31, 2008, we offer our services primarily in 47 markets throughout the United States and in 4 international markets. Our services today consist primarily of providing wireless broadband connectivity, and, as of December 31, 2008, in 45 of our domestic markets, we also offer fixed VoIP telephony services. Domestic sales accounted for approximately 87% of our service revenue for the year ended December 31, 2008, while our international sales accounted for approximately 13% of service revenue over the same period.

We plan to continue to offer our subscribers a number of Internet and voice services, including mobile services, as our primary service offerings. We also plan to offer value-added services through partnerships with device manufacturers/developers, value-added application developers, and content development companies. Unlike existing cellular networks, applications over our mobile WiMAX network will be Internet Protocol-based with open Application Programming Interfaces, which we refer to as APIs, which can be accessed on a variety of electronic devices. We believe this approach should encourage the continual creation of new applications and the services to support them. Among others, we expect to be able to eventually offer live videoconferencing, video on demand, online gaming and music broadcast programming and location-based services as value-added services.

Clearwire Wireless Broadband Services

We believe that current Clearwire subscribers in our pre-WiMAX markets are attracted to our current wireless broadband services primarily because our existing networks combine certain features of cable modem, DSL and cellular networks into a single service offering at an attractive price. While we serve a large variety of subscribers, we believe that the majority of our subscriber base can be divided into the following broad categories:

•	subscribers who require a portable or mobile high-speed Internet connection, such as on-the-go professionals, field salespeople, contractors, public safety personnel and others;

•	subscribers who value the flexibility of a portable or mobile wireless broadband service;

•	subscribers who desire a simple way to obtain and use high-speed Internet access at a reasonable price; and

•	subscribers who are dissatisfied with other service offerings, often because of perceived or actual poor quality of service, slow speeds, price, the requirement to participate in undesired bundled offers, difficulty of installation or unsatisfactory customer service.

Based on a subscriber survey we conducted in the fourth quarter of 2008, approximately 60% of our new domestic subscribers in that quarter reported they were subscribers of either DSL or cable modem service at the time that they subscribed for our services, while approximately 20% of our new domestic subscribers in that month were Internet users migrating from dial-up to broadband and a small minority of our new domestic subscribers were subscribers of other services or they were first time Internet subscribers. As of December 31, 2008, approximately 73% of our United States subscribers in our pre-WiMAX markets selected one of our premium offerings that offer increased download speeds and additional features, such as our ClearPremium or ClearPremium Plus branded offerings.

In our pre-WiMAX markets in the United States and internationally, our subscribers generally make their payments through an automatic charge to a credit or debit card or bank account. In the future, we expect to offer additional forms of payment as we target new customer segments. For example, in the United States, we began implementing a point of sale system in 2009 and are now accepting cash payments at our Portland Clearwire retail outlets for those subscribers who prefer the convenience of paying with cash. We expect to offer the cash payment alternative with our future market launches.

To use our Clearwire wireless broadband services in our pre-WiMAX markets, our subscribers must obtain one of our residential modems or PC cards. Our subscribers generally lease a residential modem from us at a rate of $4.99 per month or a PC card at $6.99 per month in our United States markets. We also offer modems and PC cards for sale to those subscribers who prefer to own rather than lease. We require subscribers under our “no contract” payment plan to purchase a modem or PC card in order to subscribe for our broadband services.

As of December 31, 2008, we offered our VoIP telephony services in 45 out of our 46 domestic pre-WiMAX markets. We continue to explore options for deploying residential voice services in our international markets, but we do not have specific plans to deploy VoIP telephony services in those markets in the near term. In our pre-WiMAX markets where we offer VoIP telephony services, we are currently offering a single service plan that provides subscribers with unlimited local and long distance calling, including calls within the United States, Canada, and Puerto Rico, for a fixed monthly fee of $25 to $30 per month, with various promotional discounts available. Our VoIP telephony service permits calls outside these countries on a charge-per-call basis. Our VoIP telephony service package includes enhanced calling features such as voice mail, call waiting, 3-way calling and caller ID. Our service is also E911 compliant and offers number portability. In addition, our VoIP subscribers can set a range of telephony options online, such as call forwarding and call blocking. We provide optional email notification of voicemail messages through which a subscriber may choose to receive a voicemail message attached as a file to an email message.

Our VoIP telephony service is facilities-based, which means that the service is provided across our network and switches through infrastructure we control. We believe this allows us to deliver better average call quality than is generally available on non facilities-based VoIP systems, while using less data capacity.

Clear Mobile Broadband Services

Our initial mobile WiMAX network was launched in September 2008 in Baltimore, Maryland. On January 6, 2009, we commercially launched our Cleartm branded mobile broadband service in Portland, Oregon. We intend to deploy mobile WiMAX technology in all of the networks we currently have under development and to upgrade most of our existing pre-WiMAX markets to mobile WiMAX over the next two years.

We intend to offer potential subscribers a number of different service plans, with pricing available based on either a recurring subscription or a use-based (e.g., one-time, daily, weekly) billing model. We expect to initially offer plans that are specifically tailored for mobile use as well as separate plans for residential and business services. We also expect to introduce service bundles that will include multiple subscriptions for a single family or business.

In Portland, we currently offer a number of plans. Our mobile plans consist of a daily pass for a fixed fee, two limited use monthly plans where subscribers purchase a specified amount of data usage (e.g., 200 megabytes or 2 gigabytes) for a fixed price (with surcharges for excess data use) and an unlimited monthly plan that does not limit the amount of data usage, subject to our acceptable use policies. Our residential plans offer subscribers different maximum download and upload speeds at various price points. The business services we currently offer also include faster upload speeds for a fixed Internet access service and plans that bundle multiple mobile subscriptions.

We are working with equipment vendors to develop dual mode devices that will enable subscribers to access both our mobile WiMAX networks and those of Sprint. Under the commercial agreements with Sprint, we have the right to offer our subscribers access to Sprint’s CDMA and EVDO Rev. A networks, which will expand the geographic area in which our subscribers that elect to purchase this access will be able to receive service while we are building our network.

We also intend to offer a variety of premium services and content over our mobile WiMAX network. We intend to focus on voice services as our primary premium service. We plan to initially offer VoIP telephony services on a fixed basis to our subscribers’ homes and offices in each of our mobile WiMAX markets. In Portland, we currently offer fixed VoIP services for a fixed monthly fee of $25 per month. Within two years, we plan to offer mobile VoIP telephony services in each of our mobile WiMAX markets. Other future premium service and content offerings may include live videoconferencing, video on demand, online games and music broadcast programming and location based services. We believe that manufacturers will enable a broad array of handheld communications and consumer electronic devices to work on our mobile WiMAX network, which may include notebook computers, netbooks, MIDs, PDAs, gaming consoles, MP3 players, and other productivity and mobile Internet devices. As these products are introduced, we intend to explore offering new services designed to take advantage of the capabilities of these devices.

As with our current pre-WiMAX services, we intend to initially require our subscribers to generally make their payments through an automatic charge to a credit or debit card or bank account. However, we also expect to implement a point of sale system that will allow our subscribers to make cash payments, and we expect that we may offer additional forms of payment in the future as we target new customer segments.

Markets Served and Deployment

We use the term “market” to refer to one or more municipalities in a geographically distinct location in which we provide our services. Our markets range from major metropolitan areas to smaller cities and the surrounding areas.

We pursue market clustering opportunities which allow our customers to roam in areas of regional interest. A clustering strategy can also deliver cost efficiencies and sales and marketing synergies compared to areas in which markets are not deployed in a geographic cluster.

As of December 31, 2008, we offered our services in 47 markets in the United States covering an estimated 15.3 million people, and we had approximately 424,000 subscribers in the United States. The commercial launch of our Clear mobile broadband services covering an additional 1.6 million people over our mobile WiMAX network in Portland, Oregon occurred on January 6, 2009.

Outside the United States, as of December 31, 2008, we offered our wireless broadband services in Ghent and Brussels, Belgium, Dublin, Ireland and Seville, Spain, where our network covers approximately 2.9 million people. As of December 31, 2008, we have approximately 51,000 subscribers in Belgium, Ireland and Spain. We also have minority investments in a company that offers services in Mexico.

We are in the process of expanding the geographic coverage of our wireless broadband networks to new markets throughout the United States. We also plan to upgrade most of our existing pre-WiMAX markets in the United States to mobile WiMAX over the next two years, but will continue to operate our pre-WiMAX network until it has been fully upgraded. During 2009, we expect to launch new markets such as Las Vegas, Atlanta, Chicago, Philadelphia and Dallas/Ft. Worth and to upgrade our largest existing markets, including Seattle, Honolulu and Charlotte to mobile WiMAX. If all of the markets currently under various stages of development are completed, our mobile WiMAX networks will cover as many as 120 million people. However, the ultimate scope and timing of our network build-out will largely be driven by our results in our launched markets and the availability of additional capital, which is uncertain.

Sales and Marketing

Our current marketing efforts include reliance on a full range of integrated marketing campaigns and sales activities, including advertising, direct marketing, public relations and events to support our sales channels. We have also offered promotional pricing plans and other financial incentives, such as gift cards, to lure new subscribers. We believe that we currently have a strong local presence in our markets, which enhances our ability to design marketing campaigns tailored to the preferences of the local community. We advertise across a broad range of media, including print, billboards, online, and radio and television broadcast media, with television only recently introduced selectively in some of our larger markets. We also conduct community awareness campaigns that focus on grass-roots marketing efforts, and host local community events where potential subscribers can experience our service.

We intend to take advantage of co-branding advertising and marketing opportunities with our strategic partners and equipment vendors. In some cases, these parties have made commitments to spend a certain amount on advertising and marketing efforts that include our services.

We currently use multiple distribution channels to reach potential subscribers, including:

Direct

We have hired salespeople and other agents to sell our services directly to consumers. Our direct sales and marketing efforts have included door to door sales, direct mailings and delivering door hangers to potential subscribers in our network coverage area. Our salespeople and agents also set up mobile kiosks at local community and sporting events and near retail establishments or educational institutions to demonstrate our services. Each of these salespeople and agents carries a supply of modems, so that a new subscriber can activate his or her account and receive equipment immediately. As of December 31, 2008, we employed approximately 290 salespeople in the United States. We generally compensate these employees on a salary plus commission basis. Our direct sales teams are expanding their focus to include acquiring small and medium sized business accounts as subscribers, particularly with the introduction of the PC cards and USB modems.

Indirect

Our indirect sales channels include a variety of authorized representatives, such as traditional cellular retailers, consumer electronics stores, satellite television dealers and computer sales and repair stores. These authorized representatives typically operate retail stores but, subject to our approval, can also extend their sales efforts online. Authorized representatives assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns. We compensate these dealers primarily on the basis of commission. As of December 31, 2008, we had approximately 1,275 authorized representatives in the United States.

We also offer our services pursuant to distribution agreements through national retail chains, and we believe that the percentage of our total sales from this indirect sales channel will continue to increase.

Clearwire Owned and Operated Retail Outlets

We market our products and services through a number of Clearwire-operated retail outlets, including retail stores, but primarily kiosks located in malls and shopping centers. We generally compensate the employees at these locations on an hourly basis plus commissions.

Internet and Telephone Sales

We direct prospective subscribers to our website or our telesales centers in our advertising. Our website is a fully functional sales channel where subscribers can check pricing and service availability, research service plans and activate accounts using a credit card. Prospective subscribers can also call into one of our telesales centers to activate service.

Embedded Devices

An important component of our distribution strategy includes embedding mobile WiMAX into consumer electronic devices, which is the current distribution model for Wi-Fi devices. As mobile WiMAX is a standards-based technology that is already being adopted internationally, chipset and device vendors and manufacturers are contemplating developing and integrating these chipsets into a number of consumer electronic devices such as notebook computers, netbooks, MIDs, PDAs, gaming consoles, MP3 players and other handheld devices. Vendors and manufacturers that have committed to mobile WiMAX include chip vendors such as Intel, Beceem Communications Inc., GCT Semiconductor, Inc, and Sequans Communications and device manufacturers such as Acer Inc., Dell Inc., ASUSTek Computer Incorporation, ZTE, ZyXEL Communications Inc., Fujitsu Limited, Samsung, Lenovo Group, Toshiba Corporation and Panasonic Corporation of North America. Embedding mobile WiMAX chipsets into consumer electronic devices is expected to provide greater exposure to potential subscribers who will be able to purchase devices compatible with our network through the vendors’ and manufacturers’ existing distribution channels. We believe that embedding mobile WiMAX technology into consumer electronic devices will enable those who purchase these devices to immediately activate services within our mobile WiMAX market coverage areas without the need for an external WiMAX module, professional installation or a separate visit to a Clearwire retail or other location.

Wholesale Distribution

We expect our wholesale arrangements to provide us with significant additional distribution channels for our services. Under the 4G MVNO Agreement with Sprint and the Investors, each of Sprint, Comcast, Time Warner Cable and Bright House, which we refer to collectively as the 4G MVNOs, and which collectively deliver services to more than 100 million people in the United States, are enabled to market and resell wireless broadband services over our network to their end user customers as part of a defined bundle, subject to certain exceptions. We expect the 4G MVNOs to resell our wireless broadband services under their own brand names. Any purchasers of wireless broadband services through the 4G MVNOs will remain customers of the 4G MVNOs, but we are entitled to receive payment directly from the 4G MVNOs for providing the wireless broadband services to those customers. In addition to the 4G MVNOs, Clearwire may seek to enter into other wholesale relationships with other third parties.

Customer Service and Technical Support

We are focused on providing a simple, yet comprehensive, set of set-up and self-service tools. The intent is to support an environment where customers acquire their mobile WiMAX devices from a variety of distribution channels and have the option to easily subscribe and initiate self-activation through an online web-based portal. However, while pursuing a self-service strategy, there will still be a need for live support for technical and non-technical customer issues.

We believe reliable customer service and technical support are critical to attracting and retaining subscribers, and we currently provide the following support for all subscribers:

•	toll-free, live telephone and email-based assistance available seven days a week;

•	resources on our website that cover frequently asked questions and provide signal and networking tips;

•	online account access and, for VoIP telephony subscribers, web-based resources that allow them to control their telephony features and settings; and

•	a network of service technicians available to provide on-site customer assistance and technical support.

We operate two call centers. As of December 31, 2008 our Las Vegas, Nevada call center was staffed with approximately 185 customer service and technical support personnel, and our Milton, Florida call center was staffed with approximately 260 customer service representatives.

Our Networks

Overview

Our wireless broadband networks are telecommunications systems designed to support fixed, portable and mobile service offerings over a single network architecture. These telecommunications systems consist of three primary elements, including the radio access network, the network core and the backhaul network.

We currently operate networks based on pre-WiMAX radio access technology in 46 of our markets in the United States and all of our international markets. We recently introduced our first two markets in which we have deployed networks based on mobile WiMAX technology, Portland, Oregon and Baltimore, Maryland. We intend to deploy mobile WiMAX technology in all of the networks we currently have under development and to upgrade most of our existing pre-WiMAX markets to mobile WiMAX over the next two years. We believe that both our pre-WiMAX networks and our mobile WiMAX networks have certain key advantages over competing technologies that are currently available, such as:

•	simple self-installation by subscribers and provisioning of modems;

•	supports fixed, portable and mobile service offerings using a single network architecture;

•	easy network and tower installation and deployment requirements;

•	flexible and scalable IP based architecture capable of very high capacity and efficient Quality of Service;

•	a radio access technology that can service large metropolitan or small rural areas;

•	ability to provide overlapping coverage from multiple sites for reliable and robust connectivity; and

•	enhanced reliability and reduced latency provided by linking our towers via a microwave ring topology that carries the majority of our backhaul traffic over licensed and unlicensed frequencies.

Additionally, we will evaluate the option to deploy other technologies on our network that are complementary or, in certain cases, alternatives to mobile WiMAX. Technologies, such as Wi-Fi, may complement our mobile WiMAX network by allowing us to offer additional services to consumers. Additionally, once our commitment to deploy mobile WiMAX under the Intel Market Development Agreement lapses, we may elect to deploy alternative technologies to mobile WiMAX, if and when they become available, on our network either in place of, or together with, mobile WiMAX. We believe that due to our spectrum depth, common network core and inherent flexibility in the radio access architecture, deploying other technologies on our network would be easier and at a lower cost than building a new network.

Technology

Our pre-WiMAX networks, in both our domestic and international markets, rely on Expedience technology that supports delivery of any IP-compatible broadband applications, including high-speed Internet access and fixed VoIP telephony services. The Expedience system is a wireless IP-based, Ethernet platform that is also built around an orthogonal frequency-division multiplexing, which we refer to as OFDM, and Time Division Duplex, which we refer to as TDD, physical layer, which allows us to address two challenges that face wireless carriers, namely non-line of sight, which we refer to as NLOS, performance and frequency utilization.

Like the Expedience technology in our pre-WiMAX markets, mobile WiMAX is also a wireless IP-based, Ethernet platform that is also built around an OFDM and TDD physical layer. OFDM allows subdivision of bandwidth into multiple frequency sub-carriers so that data can be divided and transmitted separately to ensure a higher reliability of packet data reception at the receiving end. This characteristic of OFDM enables a 4G network to more efficiently serve subscribers in urban and suburban settings compared to existing 3G technologies. Unlike Frequency Division Duplex, which requires paired spectrum with guard bands, TDD only requires a single channel for downlink and uplink, making it more flexible for use in various global spectrum allocations. It also ensures complete channel reciprocity for better support of closed loop advanced antenna technologies like Multiple In Multiple Out, or MIMO, and beamforming. Additionally, TDD allows a service provider to maximize spectrum utilization by allocating up and down link resources appropriate to the traffic pattern over a given market. Finally, radio designs for TDD are typically less complex and less expensive to implement than FDD radios.

Relative to the other next generation wireless technologies, we believe mobile WiMAX also has the following advantages:

•	Open Standard. Mobile WiMAX technology is based on the 802.16e-2005 IEEE standard. It is an open standard that builds off the success of the 802.11 IEEE family of standards more commonly known as Wi-Fi. We expect mobile WiMAX to attract many equipment vendors in the IT and consumer electronic industries just as Wi-Fi has done.

•	Time-to-Market. Mobile WiMAX has a unique head start over other 4G technologies. The standards for Long Term Evolution, which we refer to as LTE, are expected to be ratified in March 2009, and as a result, we do not expect commercial LTE equipment to be widely deployed before 2010, at the earliest.

•	Expansive and Diverse Ecosystem. The global support of WiMAX continues to build momentum with more than 300 WiMAX deployments now in 118 countries, and incumbent wireless operators in Russia and India recently announced additional commitments to deploy mobile WiMAX networks. While the device ecosystem for 2G and 3G cellular is primarily focused on telecommunications, the WiMAX ecosystem extends beyond telecommunications and includes the consumer electronics and PC industries.

Radio Access Network Components

The radio access network covers the “last mile” and connects our subscribers with our tower sites. In our pre-WiMAX markets, the Expedience radio access network is comprised of base station transceivers and modems used by our subscribers. The Expedience consumer premises equipment, or CPE, that operates on our pre-WiMAX network is a NLOS wireless modem that connects to any IP-based device, such as a computer or a Wi-Fi router, using a standard Ethernet connection. It is simple to install and requires no service provider configuration or support and no software download or installation. A subscriber need only connect the CPE to an external power source and to the subscriber’s computer. In addition to the CPE, we also offer our PC card in all of our United States pre-WiMAX markets.

The Expedience base station allows for 360 degree coverage by employing multiple transceivers and antennas on a single tower to maximize subscriber density and spectral efficiency. This setup is scalable, expandable and flexible, allowing us to control costs to promote efficient expansion as our subscriber base grows. Our base stations generally are located on existing communications towers, but can also be placed on rooftops of buildings and other elevated locations. We generally lease our tower locations from third parties.

We also use a network management system that incorporates a complete set of management tools to enable the configuration, management, monitoring and reporting of all network status elements. This system provides secure, centralized and remote configuration of base stations, CPE, switches and other network elements. The system reports to and alerts our system administrators to alarms and faults, and monitors system performance down to the individual CPE. It supports customizable report generation to track network performance, utilization and capacity.

Our mobile WiMAX network consists of many of the same primary elements as Expedience, and includes base station transceivers and subscriber devices. For subscribers, we currently offer CPE and USB modems. Eventually, we anticipate manufacturers to sell a number of handheld communications and consumer electronic devices with embedded WiMAX chipsets that will be enabled to communicate using our mobile WiMAX network, such as notebook computers, netbooks, MIDs, PDAs, gaming consoles and MP3 players. Currently, there are more than 40 subscriber devices that are mobile WiMAX certified already, and many more currently in the mobile WiMAX certification process. We expect nearly 100 mobile WiMAX capable devices to be available by year end.

Backhaul Network

Our backhaul network is responsible for transmitting data and voice traffic between our tower sites and the network core. Operators have previously primarily relied upon wireline backhaul networks to handle this traffic. However, in most of our markets, whether the networks utilize pre-WiMAX, mobile WiMAX or some other technology, we intend to rely almost exclusively upon microwave backhaul. Our microwave backhaul network utilizes our spectrum to wirelessly transmit data traffic from one location to another, such as from our tower locations to our network core. We believe that microwave backhaul significantly reduces our backhaul expenses and improves our ability to scale our backhaul network as the amount of data traffic over our network grows, while at the same time maintaining the same or better reliability than wireline based backhaul networks.

Network Core

The network core routes the data traffic of our subscribers from our backhaul network to the Internet or, for our voice services, the public switched telephone network. The primary functions of the WiMAX core include:

•	authenticating and authorizing subscribers;

•	aggregating and routing traffic to and from the Internet:

•	subscriber provisioning and billing;

•	controlling IP addresses and connecting to the Internet; and

•	offering value-added services such as live video, location-based services, and music broadcast programming.

Network Management and Operational Support Systems (OSS)

We also use a network management system that incorporates a complete set of management tools to enable the configuration, management, monitoring and reporting of all network status elements. This system provides secure, centralized and remote configuration of base stations, CPE, switches and other network elements. The system reports to and alerts our system administrators to alarms and faults, and monitors system performance down to the individual CPE. It supports customizable report generation to track network performance, utilization and capacity.

Spectrum

Our network operates over licensed spectrum in our United States and international markets. Although several broadband technologies can operate in unlicensed or public access spectrum, we believe using licensed spectrum enables us to provide a consistently higher quality of service to our subscribers, without the interference that is typically associated with unlicensed frequency bands.

United States

In the United States, licensed spectrum is governed by the Federal Communications Commission, which we refer to as FCC, rules that provide a license holder with exclusive use of a specified spectrum frequency band and restrict interference from other licensees and spectrum users, providing some protection against interruption and degradation of service. Under FCC rules, unlicensed spectrum users do not have exclusive use of any frequencies, may not cause interference with the operations of any licensed operators and may suffer interference from others using licensed frequencies in overlapping geographic areas, making quality and availability of their services unpredictable.

We are designing our network in the United States to operate primarily on spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for Broadband Radio Service, which we refer to as BRS, and Educational Broadband Service, which we refer to as EBS. Most BRS and EBS licenses are allocated to specific Geographic Service Areas, or GSA licenses. Other BRS licenses provide for 493 separate Basic Trading Areas, which we refer to as BTA licenses. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, although we cannot hold an EBS license, we can access EBS spectrum through a long-term leasing arrangement with an EBC license holder. EBS leases entered into before January 10, 2005 may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases and the applicable FCC rules and regulations. The initial term of EBS leases entered into after January 10, 2005 is required by FCC rules to be coterminous with the term of the license. In addition, these leases typically give the leaseholder the right to participate in and monitor compliance by the license holder with FCC rules and regulations. EBS leases entered into after July 19, 2006 that exceed 15 years in length must give the licensee the right to reassess their needs every five years starting in year 15. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for up to three renewal terms of ten years or less with respect to a final renewal term, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party’s offer to lease the same spectrum. Our leases are generally transferable.

We have BRS licenses and leases, as well as EBS leases, in a large number of markets across the United States. We believe that our significant spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band will be optimal for delivering our planned wireless broadband services. As of December 31, 2008, we believe that we are the largest holder of licensed wireless spectrum in the United States. As of December 31, 2008, we owned or leased, or had entered into agreements to acquire or lease, approximately 43 billion MHz-POPs of spectrum in the United States. Of our approximately 43 billion MHz-POPs of spectrum in the United States, we estimate that we own approximately 41% of those MHz-POPs with the remainder being leased from third parties, generally under lease terms that extend up to 30 years.

Our pending spectrum acquisition and lease agreements are subject to various closing conditions, some of which are outside of our control and, as a result, we may not acquire or lease all of the spectrum that is subject to these agreements. Nearly all of such closing conditions relate either to licensee or FCC consents, which we expect are likely to be granted. A limited number of our pending acquisition agreements are subject to closing conditions involving the resolution of bankruptcy or similar proceedings. As of December 31, 2008, we had minimum purchase commitments of approximately $47.8 million to acquire new spectrum.

We engineer our networks to optimize both the service that we offer and the number of subscribers to whom we can offer service. Upon the change to mobile WiMAX, we generally do not expect to launch our services in a market unless we control, through license or lease, a minimum of three contiguous blocks of 10 MHz of spectrum bandwidth. However, we expect the spectral efficiency of technologies we deploy to continue to evolve, and as a result, we may decide to deploy our services in some markets with less spectrum. Alternatively, we may find that new technologies and subscriber usage patterns make it necessary or practical for us to have more spectrum available in our markets prior to launching our services in that market.

We hold approximately 150 MHz of spectrum on average in the largest 100 markets in the United States. Our deep spectrum position in most of our markets is expected to enable us to offer faster download speeds and premium services and data-intensive multimedia content, such as videoconferencing, online games, streaming audio, video on demand and location-based services.

International

We currently hold spectrum rights in Belgium, Germany, Ireland, Poland, Romania and Spain. We also hold a minority investment in a company that holds spectrum in Mexico. In each of Germany, Poland, Romania and Spain, our licenses cover the entire country. Our licenses in Belgium and Ireland cover a significant portion of the countries’ populations. We believe that each of the respective frequency bands in which we or are investees hold spectrum internationally are or will be suitable for our service. A summary of the international spectrum rights held by our subsidiaries and our equity investees is below, including the frequency band in which the spectrum is held, an estimate of the population covered by our spectrum in each country and the total MHz-POPs of our spectrum.

	Frequency	Licensed
Country	(GHz)	Population(1)	MHz-POPs(2)
		(In millions)	(In millions)
Subsidiaries
Belgium	3.5	10.4	1,040.0
Germany	3.5	82.5	3,465.0
Ireland	3.5/3.6	1.5	127.5
Poland	3.6	38.1	1,066.8
Romania	3.5	21.6	1,209.6
Spain	3.5	45.1	1,804.0

(1)	Estimates based on country population data derived from the Economist Intelligence Unit database.

(2)	Represents the amount of our spectrum in a given area, measured in MHz, multiplied by the estimated population of that area.

As in the United States, we engineer our international networks to optimize the number of users that the network can support while providing sufficient capacity and bandwidth. Thus far, we have chosen not to launch our services in a market using our current technology unless we control a minimum of 30 MHz of spectrum. However, we expect the spectral efficiency of technologies we deploy to continue to evolve, and as a result, we may decide to deploy our services in some markets with less spectrum. Alternatively, as in the United States, we could find that new technologies and subscriber usage patterns require us to have more spectrum than our current minimum available in our markets.

The International Telecommunications Union recently approved the technical requirements for 4G technology. The International Telecommunications Union has recommended that 4G technologies need at least 40 MHz of spectrum, and preferably up to 100 MHz of spectrum in each market, regardless of the frequency used, in order to provide sufficient channel width to enable the data throughput that 4G services will demand. We believe that our current spectrum holdings in most of our planned markets in the United States and in most of our international markets satisfy these standards.

Research and Development

Our research and development efforts have focused on the design of our network, enhancements to the capabilities of our network and the evolution of our service offerings. A significant portion of our research and development efforts involves working with the suppliers of our network infrastructure and subscriber equipment. We are currently working with Intel, Motorola, Samsung and other vendors to further develop network components and subscriber equipment for our mobile WiMAX network.

Our research and development focuses on three key areas, which include technical requirement assessment, network and performance validation, and interoperability testing, spanning access, backhaul, “Core” (i.e., the central aggregation points for our network), devices/chipsets, and back office systems. We continue to work toward improving the performance and functionality of this technology and products through our ongoing research and development activities. Several evolutionary products are currently in the early stages of development with radio access networks partners, including, among others, multi-carrier power amplifiers, remote radio head solutions, high power Picocells (which are base stations designed to cover a small area, such as within office buildings, shopping malls and airports), and beamforming solutions; however, there can be no assurance that these products will be developed as planned, or at all.

We spent approximately $2.2 million on a pro forma basis on research and development activities during the year ended December 31, 2008.

Suppliers

Motorola, which acquired Old Clearwire’s NextNet subsidiary in August 2006, is currently the only supplier of certain network components and subscriber equipment for the Expedience system deployed on our pre-WiMAX network. Thus, we are dependent on Motorola to produce the equipment and software we need for our pre-WiMAX network in a timely manner. For our mobile WiMAX network, we are using a number of suppliers for our network components and subscriber equipment, including Motorola and Samsung, among others.

Competition

The market for broadband services is highly competitive and includes companies that offer a variety of services using a number of different technological platforms, such as 3G cellular, cable, DSL, satellite, wireless Internet service and other emerging technologies. We compete with these companies on the basis of the ease of use, portability, speed, reliability, and price of our respective services.

Our principal competitors include wireless providers, cable and DSL operators, Wi-Fi and, prospectively, WiMAX providers, satellite providers and others.

Cellular and PCS Services

Cellular and personal communications services, which we refer to as PCS, carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. Carriers such as AT&T Inc., which we refer to as AT&T, and Verizon Wireless Inc., which we refer to as Verizon Wireless, among others, have announced plans to deploy LTE which, when developed, may deliver performance that is similar to, or better than, or may be more widely accepted than the mobile WiMAX technology we are currently committed to deploy. Although we do not expect LTE networks to be in commercial operation in the near term, Verizon Wireless has stated that, starting in 2009 and beyond, it plans to deploy LTE on its network. If one or more of these providers can deploy technologies, such as LTE, that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as our Investors, Time Warner Cable and Comcast, as well as incumbent telephone companies, such as AT&T, Sprint, Qwest Communications International, Inc. and Verizon Communications, Inc.

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed spectrum. Moreover, if our technology is successful and garners widespread support, we expect these and other competitors to adopt or modify our technology or develop a technology similar to ours. We believe that, as network infrastructure based on mobile WiMAX technology becomes commercially available and manufacturers develop and sell handheld communications and consumer electronic devices that are enabled to communicate using mobile WiMAX networks, other network operators will introduce mobile WiMAX services comparable to ours in both our domestic and international markets.

Satellite

Satellite providers like WildBlue Communications, Inc. and Hughes Communications, Inc. offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge the ability to provide some services, such as VoIP, and reduces the size of the addressable market.

WISPs and Wi-Fi

We also compete with other wireless Internet service providers, which we refer to as WISPs, that use unlicensed spectrum. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing Wi-Fi networks over unlicensed spectrum, in some cases at no cost to the user. Unlicensed spectrum may be subject to interference from other users of the spectrum, which can result in disruptions and interruptions of service. We rely exclusively on licensed spectrum for our network and do not expect significant competition from providers using unlicensed spectrum to deliver services to their customers.

International

In our international markets, we generally face competition from incumbent telecommunications companies that provide their own wireless broadband or VoIP telephony services, as well as from other companies that provide Internet connectivity services. Although in certain European countries, incumbent telecommunications companies may have a dominant market share based on their past status as the single operator of telecommunications services in a particular country, these incumbent telecommunications companies rely on systems initially designed for voice transmission which have been upgraded to provide wireless broadband services.

Other

We believe other emerging technologies may also enter the broadband services market. For example, certain Internet service providers are working with electric distribution utilities to install broadband over power line, which we refer to as BPL, technology on electric distribution lines to provide broadband services. These Internet service and BPL providers are potential competitors. BPL technology may turn electrical lines into large unshielded transmitting antennas that would allow transmission of data over these lines, but could potentially create interference with some wireless networks.

Regulatory Matters

Overview

The regulatory environment relating to our business and operations is evolving. A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations that could affect our business. Significant areas of existing and potential regulation for our business include broadband Internet access, telecommunications, interconnected VoIP telephony service, spectrum regulation and Internet taxation.

Broadband Internet Access Regulation

The result of recent court decisions and the FCC’s 2005 classification of wireline broadband Internet access service as an “information service,” rather than a “telecommunications service” resulted in allowing both DSL and cable modem providers to retain exclusive use of their broadband Internet access lines without having to open them up to competing Internet service providers. This regulatory framework may encourage independent Internet service providers to explore other options for broadband Internet access, including wireless services.

On September 23, 2005, the FCC released an Internet Policy Statement outlining its general views toward ensuring that broadband networks are widely deployed, open, affordable and accessible to all consumers. It adopted four principles to encourage broadband deployment and preserve and promote the open and interconnected nature of the public Internet, and suggested that it would incorporate these principles into its ongoing policy-making activities. On March 22, 2007, the FCC initiated an inquiry into the performance of the broadband marketplace under the FCC’s 2005 Internet Policy Statement. In this inquiry, the FCC also seeks comment on whether the Policy Statement should incorporate a new principle of nondiscrimination and, if so, how such a nondiscrimination principle would be defined and applied. On January 14, 2008, the FCC sought comment on two petitions related to its Internet Policy Statement seeking FCC determinations that further define its four broadband principles as well as what practices constitute reasonable broadband network management.

On November 7, 2006, the FCC issued an order classifying broadband power lines, which we refer to as BPL, Internet access service as an “information service.” Like cable modem and DSL service, the broadband transmission component of BPL Internet access service is not required to be offered as a telecommunications service.

On March 23, 2007, the FCC adopted a Declaratory Ruling that wireless broadband services are information services regulated under Title I of the Communications Act and that mobile Internet access service is not a “commercial mobile service,” under section 332 of the Act, even when offered using mobile technologies.

On August 20, 2008, the FCC released an enforcement order finding that under the specific facts of a complaint before it, a certain network management practice of a broadband provider violated the 2005 Internet Policy Statement.

Telecommunications Regulation

The FCC has classified Internet access services generally as interstate “information services” rather than as “telecommunications services” regulated under Title II of the Communications Act. Accordingly, many regulations that apply to telephone companies and other common carriers currently do not apply to our wireless broadband Internet access service. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to the Universal Service Fund, which we refer to as USF, used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. Internet access providers also are not required to file tariffs with the FCC, setting forth the rates, terms and conditions of their Internet access service offerings. The FCC, however, is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on broadband Internet access providers, including DSL, cable modem and wireless broadband providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal USF mechanisms. The FCC is also considering whether to impose automatic roaming obligations on wireless broadband service providers similar to the obligations currently imposed on commercial mobile radio services, which we refer to as CMRS, providers. Internet access providers are currently subject to generally applicable state consumer protection laws enforced by state Attorneys General and general FTC consumer protection rules.

The FCC has not yet classified interconnected VoIP services as either information services or telecommunications services under the Communications Act. Nonetheless, the FCC has imposed certain mandates upon VoIP service providers that in the past applied only to telecommunications services. In November 2004, the FCC determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. The FCC preempted state regulations that address such issues as entry certification, tariffing and E911 requirements, as applied to certain interconnected VoIP services. On March 21, 2007, the United States Court of Appeals for the Eighth Circuit affirmed the FCC’s November 2004 Order with respect to these VoIP services, particularly those having portable or nomadic capability. The jurisdictional classification of other types of interconnected VoIP services, particularly “fixed” services, remains uncertain at this time.

In June 2006, the FCC determined that all “interconnected” VoIP services are required to contribute a percentage of interstate gross revenues to the USF beginning October 1, 2006. On June 1, 2007, the United States Court of Appeals for the District of Columbia Circuit upheld the FCC’s order that interconnected VoIP providers contribute to the USF on the basis of a 64.9% safe harbor or on the basis of actual traffic studies. The court vacated the portions of the order mandating that VoIP providers using traffic studies get the traffic studies pre-approved by the FCC. Our VoIP service qualifies as “interconnected VoIP” for purposes of USF regulation and therefore is subject to this fee which may be passed on to our subscribers. We have incorporated this fee requirement into our VoIP billing system and collect and remit federal USF payments.

The FCC is conducting a comprehensive proceeding to address all types of IP-enabled services, including interconnected VoIP service, and to consider what regulations, if any, should be applied to such services, as use of broadband services becomes more widespread. In June 2005, the FCC adopted the first set of regulations in this comprehensive IP-enabled proceeding, imposing E911-related requirements on interconnected VoIP service providers as a condition of offering such service to consumers. The FCC defined “interconnected VoIP service” as voice service that: (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires IP-compatible CPE; and (4) permits users generally to receive calls that originate on and terminate to the public switched telephone network, which we refer to as PSTN. Effective November 28, 2005, all interconnected VoIP providers are required to transmit, via the wireline E911 network, all 911 calls, as well as a call-back number and the caller’s registered location for each call, to the appropriate public safety answering point, provided that the public safety answering point is capable of receiving and processing that information. In addition, all interconnected VoIP providers must have a process to obtain a subscriber’s registered location before activating service, and a process to allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to prominently and in plain English advise subscribers of the manner in which dialing 911 using VoIP service is different from dialing 911 service using traditional telephone service, and to provide warning labels with VoIP CPE. On May 31, 2007, the FCC initiated a proceeding proposing to adopt additional E911 obligations for providers of interconnected VoIP service that a customer may use at more than one location including a requirement to automatically identify subscribers’ physical locations through an automatic location technology that meets the same accuracy standards that apply to providers of CMRS. The FCC has also proposed to tighten the current accuracy standards into a single, technology neutral standard and to clarify the geographic area over which wireless E911 providers must satisfy the E911 accuracy requirements. E911 service for interconnected VoIP service is also subject to E911 funding obligations in certain states.

On April 2, 2007, the FCC released an Order imposing, pursuant to its ancillary authority under Title I, the Communications Act’s Section 222, CPNI requirements on interconnected VoIP providers. CPNI includes call detail information about a customer gained by the service provider as a result of providing the service, and includes such information as telephone numbers called, duration of such calls, and calling patterns. In this same Order, the FCC adopted new CPNI obligations designed to prevent fraud, unauthorized access to a customer’s CPNI, and other abuses of customer privacy, including specific required customer and law enforcement notification, annual certification, and explicit consent requirements. These new CPNI rules which became effective on December 8, 2007 are applicable to all providers subject to Section 222, including interconnected VoIP providers, such as Clearwire.

On May 31, 2007, the FCC also adopted new rules requiring interconnected VoIP service and equipment providers to comply with the same disability-access regulations that apply to traditional telephony service and equipment under Section 255 of the Communications Act, including the designation of an agent for the receipt and handling of accessibility complaints and inquiries. In addition, the FCC adopted requirements that interconnected VoIP providers contribute to the Telecommunications Relay Service, which we refer to as TRS, fund, and provide 711-dialing for hearing and speech-impaired individuals to reach a local TRS provider pursuant to Section 225 of the Act. While these requirements became effective on October 5, 2007, the FCC waived two specific TRS requirements for interconnected VoIP providers for six months — the requirement to transmit 711 calls to a geographically appropriate relay provider and the requirement that a traditional TRS provider route emergency-related VoIP 711 calls to the geographically appropriate public safety answering points. The commission also sought comment on various requests for a more permanent waiver of the TRS rules to VoIP providers.

On November 8, 2007, the FCC released an order extending local number portability requirements to interconnected VoIP providers and clarifying that local exchange carriers and CMRS providers have an obligation to port numbers to VoIP providers. At the same time the FCC requested comment on extending porting timeframes to VoIP providers, among other requirements. These rules became effective March 24, 2008.

The FCC is considering additional regulations, including what intercarrier compensation regime should apply to interconnected VoIP traffic over the PSTN. Accordingly, our costs to provide VoIP service may increase, which will impact our pricing decisions in relation to our competitors and our profit margins, if any.

On August 5, 2005, the FCC adopted an Order finding that both facilities-based broadband Internet access providers and interconnected VoIP providers are subject to CALEA, which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks and to maintain CALEA-related system security policies and procedures. On May 3, 2006, the FCC adopted an additional Order addressing the CALEA compliance obligations of these providers. In that order, the FCC: (1) affirmed the May 14, 2007 assistance-capability compliance deadline; (2) indicated compliance standards are to be developed by the industry within the telecommunications standards setting bodies working together with law enforcement; (3) permitted the use of certain third parties to satisfy CALEA compliance obligations; (4) restricted the availability of compliance extensions; (5) concluded that facilities-based broadband Internet access providers and interconnected VoIP providers are responsible for any CALEA development and implementation costs; (6) declared that the FCC may pursue enforcement action, in addition to remedies available through the courts, against any non-compliant provider; and (7) adopted interim progress report filing requirements. The FCC required facilities-based broadband Internet access providers and interconnected VoIP providers to comply with CALEA’s assistance capability requirements by May 14, 2007. We believe we have taken the necessary actions to be in compliance with these requirements.

Regulatory policies applicable to broadband Internet access, VoIP and other IP-services are continuing to develop, and it is possible that our broadband Internet access and VoIP services could be subject to additional regulations in the future. The extent of the regulations that will ultimately be applicable to these services and the impact of such regulations on the ability of providers to compete are currently unknown.

Spectrum Regulation

The FCC routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. On July 29, 2004, the FCC issued rules revising the band plan for BRS and EBS and establishing more flexible technical and service rules to facilitate wireless broadband operations in the 2496 to 2690 MHz band. The FCC adopted new rules that (1) expand the permitted uses of EBS and BRS spectrum so as to facilitate the provision of high-speed data and voice services accessible to mobile and fixed users on channels that previously were used primarily for one-way video delivery to fixed locations; and (2) change some of the frequencies on which BRS and EBS operations are authorized to enable more efficient operations. These new rules streamlined licensing and regulatory burdens associated with the prior service rules and created a “PCS-like” framework for geographic licensing and interference protection. Under the new rules, existing holders of BRS and EBS licenses and leases generally have exclusive rights over use of their assigned frequencies to provide commercial wireless broadband services to residences, businesses, educational and governmental entities within their geographic markets. These rules also require BRS licensees, including us, to bear their own expenses in transitioning to the new band plan and, if they are seeking to initiate a transition, to pay the costs of transitioning EBS licensees to the new band plan. The transition rules also provide a mechanism for reimbursement of transaction costs by other operators in the market. Additionally, the FCC expanded the scope of its spectrum leasing rules and policies to allow BRS and EBS licensees to enter into flexible, long-term spectrum leases.

On April 21, 2006, the FCC issued an Order adopting comprehensive rules for relocating incumbent BRS operations in the 2150 to 2162 MHz band. These rules will further facilitate the transition to the new 2.5 GHz band plan. This Order is currently subject to Petitions for Reconsideration and judicial appeal.

On April 27, 2006, the FCC released a further Order revising and clarifying its BRS/EBS rules. Significantly, the FCC generally reaffirmed the flexible technical and operational rules on which our systems are designed and operating. The FCC clarified the process of transitioning from the old spectrum plan to the new spectrum plan, but reduced the transition area from large “major economic areas,” to smaller, more manageable “basic trading areas.” Proponents seeking to initiate a transition to the new band plan will be given a 30-month timeframe within which to notify the FCC of their intent to initiate a transition, followed by a three-month planning period and an 18-month transition completion period. In markets where no proponent initiates a transition, licensees will be permitted to self-transition to the new band plan. The FCC adopted a procedure whereby the proponent will be reimbursed for the value it adds to a market through reimbursement by other commercial operators in a market, on a pro-rata basis, after the transition is completed and the FCC has been notified.

The FCC also clarified the procedure by which BRS and EBS licensees must demonstrate substantial service, and required them to demonstrate substantial service by May 1, 2011. Substantial service showings demonstrate to the FCC that a licensee is not warehousing spectrum. If a BRS or EBS licensee fails to demonstrate substantial service by May 1, 2011, its license may be canceled and made available for re-licensing.

The FCC reaffirmed its decision to permit mobile satellite service providers to operate in the 2496 to 2500 MHz band on a shared, co-primary basis with BRS licensees. It also concluded that spectrum sharing in the 2496 to 2500 MHz band between BRS licensees and a limited number of incumbent licensees, such as broadcast auxiliary service, fixed microwave and public safety licensees, is feasible. It therefore declined to require the relocation of those incumbent licensees in the 2496 to 2500 MHz band. Additionally, the FCC reaffirmed its conclusion that BRS licensees can share the 2496 to 2500 MHz band with industrial, scientific and medical devices because such devices typically operate in a controlled environment and use frequencies closer to 2450 MHz. The FCC also reaffirmed its decision to permit low-power, unlicensed devices to operate in the 2655 to 2690 MHz band, but emphasized that unlicensed devices in the band may not cause harmful interference to licensed BRS operations. Previously, low-power, unlicensed devices were permitted to operate in the 2500 to 2655 MHz band, but not in the 2655 to 2690 MHz band.

Finally, the FCC reaffirmed the application of its spectrum leasing rules and policies to BRS and EBS, and ruled that new EBS spectrum leases may provide for a maximum term (including initial and renewal terms) of 30 years. The FCC further required that new EBS spectrum leases with terms of 15 years or longer must allow the EBS licensee to review its educational use requirements every five years, beginning at the fifteenth year of the lease.

On March 20, 2008, the FCC released a further order revising, clarifying and reconsidering certain of its BRS/EBS rules as well as seeking comment on additional matters. The order generally affirmed the technical rules adopted by the FCC in 2004 and modified in 2006, except for some minor adjustments. In addition, it clarified that licensees should use the “splitting-the-football” methodology to divide overlapping geographic service areas for EBS licenses that expired and are later reinstated. This could impact the geographic service areas in which we are able to deploy service.

The FCC determined that it would use its existing auction rules to auction the over 70 unassigned BRS BTA spectrum licenses. The FCC has not yet established a date for this auction. The FCC also reinstated a Gulf of Mexico service area for the BRS band, the boundary of which will be 12 nautical miles from the shore, which will be divided into three zones for licensing purposes. BRS licensees in the Gulf of Mexico will be subject to the same service and technical rules that apply to all other BRS licensees. This may have an impact on Clearwire’s ability to deploy service in areas near the Gulf of Mexico.

Finally, the FCC clarified that EBS leases executed before January 10, 2005 cannot run in perpetuity and are limited to 15 years. In making this clarification, the FCC affirmed its general policy that it should not become enmeshed in interpreting private contracts. In discussing its prior rulings governing the maximum EBS lease term, the FCC referred to previous statements regarding EBS lease terms that it has never made before which may affect some of our lease rights if not subsequently reconsidered. These will have an impact on some existing leases that had been entered into prior to January 10, 2005. Petitions for reconsideration of this issue are currently pending.

The FCC sought further comment on how to license the available and unassigned “white spaces” in the EBS spectrum band, including whether and how to license EBS spectrum in the Gulf of Mexico. The FCC noted that public and educational institutions that are eligible to hold EBS licenses may be constrained from participating in competitive bidding. These issues remain unresolved by the FCC.

We believe that the FCC’s BRS/EBS rules will enable us to pursue our long-term business strategy, although it is possible that these rules may be interpreted in a manner materially adverse to our business. In addition, these rules may be amended in a manner that materially and adversely affects our business.

In June 2006, the Federal Aviation Administration, which we refer to as the FAA, proposed regulations governing potential interference to navigable airspace from certain FCC-licensed radio transmitting devices, including 2.5 GHz transmitters. These regulations would require FAA notice and approval for new or modified transmitting facilities. If adopted, these regulations could substantially increase the administrative burden and costs involved in deploying our service.

In certain international markets, our subsidiaries are subject to rules that provide that if the subsidiary’s wireless service is discontinued or impaired for a specified period of time, the spectrum rights may be revoked.

Clearwire/Sprint Transaction Regulation

The FCC’s order approving the Transactions was released on Nov. 7, 2008. A “Petition for Reconsideration” of the order was filed by the Public Interest Spectrum Coalition, which we refer to as PISC, on December 8, 2008 and is currently pending at the FCC. In its petition, PISC expressed its support for the FCC’s decision to approve the Transactions but asked the FCC on reconsideration to 1) remove BRS spectrum from the screen the FCC used to analyze the competitive effect of the proposed transaction; and 2) impose a condition on us to ensure that we follow through on our commitment to build and operate an open network consistent with the FCC’s 2005 Internet Policy Statement by subjecting Clearwire’s third-party contractual arrangements to review. We opposed PISC’s petition but also noted that the PISC petition’s narrow scope eliminated any need for the FCC to subject its decision to approve the Transactions to further review.

In connection with the FCC’s approval of the Transactions, we committed to meet the Sprint Nextel Merger Order conditions that require Sprint to offer service in the 2.5 GHz band to a population of no less than 15 million Americans by August 7, 2009. This deployment will include areas within a minimum of nine of the nation’s most populous 100 BTAs and at least one BTA less populous than the nation’s 200th most populous BTA. In these ten BTAs, the deployment will cover at least one-third of each BTA’s population. The parties further committed to offer service in the 2.5 GHz band to at least 15 million more Americans in areas within a minimum of nine additional BTAs in the 100 most populous BTAs, and at least one additional BTA less populous than the nation’s 200th most populous BTA, by August 7, 2011. In these additional ten BTAs the deployment will cover at least one-third of each BTA’s population. We expect to satisfy each of these conditions with our existing markets and our planned new markets.

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, renewed and extended until November 2014 a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce under the Internet Tax Freedom Act. This moratorium was scheduled to expire in November 2007, and its extension preserved the “grandfathering” of states that taxed Internet access before October 1998 to allow them to continue to do so. The moratorium does not apply to taxes levied or measured on net income, net worth or property value and does not extend to a tax on telecommunications services. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested. State tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of our services and could materially and adversely affect our business.

Intellectual Property

We review our technological developments with our technology staff and business units to identify and capture innovative and novel features of our core technology that provide us with commercial advantages and file patent applications as necessary to protect these features both in the United States and elsewhere. We hold 31 issued United States patents, and we also have well over 100 pending United States patent applications. We currently hold 22 issued patents and have numerous pending patent applications in various foreign jurisdictions. Assuming that all maintenance fees and annuities continue to be paid, the United States patents expire on various dates from 2017 until 2027.

With respect to trademarks, “Clearwire” and the associated Clearwire corporate logo, “ClearBusiness,” “ClearClassic,” “ClearPremium” and “ClearValue” are among our registered trademarks in the United States, and we have issued or pending trademark registrations covering additional trademarks in the United States and all countries of the European Union and eight other jurisdictions.

Employees

As of December 31, 2008, we had approximately 1,450 employees in the United States and approximately 185 employees in our international operations. On January 1, 2009, we added approximately 330 additional employees that joined us from the Sprint WiMAX Business.

Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees are represented by a labor organization. We believe our employee relations are good.

Our Corporate Information

We are a Delaware corporation. Our principal executive offices are located at 4400 Carillon Point, Kirkland, Washington 98033, and our telephone number is (425) 216-7600. Our website address is http://www.clearwire.com.

ITEM 1A.	Risk Factors

We are an early stage company, and we expect to continue to realize significant net losses for the foreseeable future.

We are at an early stage of implementing our business strategy. Old Clearwire and the Sprint WiMAX Business recorded net losses in each reporting period since their inception, and we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to continue to incur significant net losses for the foreseeable future as we develop and deploy our network in new and existing markets, expand our services and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations will be adequate to cover our anticipated expenses. In addition, at this stage of our development we are subject to the following risks:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in Clearwire Class A Common Stock;

•	we may be unable to develop and deploy our next generation wireless broadband network, expand our services, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions;

•	our next generation wireless broadband network relies on mobile WiMAX technology that is new and has not been widely deployed; and

•	our network and related technologies may fail or the quality and number of services we are able to provide may decline if our network operates at maximum capacity for an extended period of time or fails to perform to our expectations.

If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be materially and adversely affected.

If we do not obtain additional financing, our business prospects, financial condition and results of operations will be adversely affected.

We believe our cash, cash equivalents and short-term investments afford us adequate liquidity for at least the next 12 months to fund working capital, operating losses, capital expenditures, and acquisitions, including spectrum acquisitions. We also expect to require substantial additional capital in the long-term to fund our business, including further operating losses, network expansion plans and spectrum acquisitions, and our success and viability will depend on our ability to raise such additional capital on reasonable terms. The amount and timing of our additional capital needs will depend in part on the timing and extent of our network expansion, which we may adjust based on available capital and, to a lesser degree, based on our results in our launched markets, both of which are difficult to estimate at this time. If we cannot secure sufficient additional funding, we may forego strategic opportunities or delay, scale back and eliminate network deployments, operations, spectrum acquisitions and investments. As our operations grow and expand, it may become more difficult to modulate our business plans and strategies based on the availability of this additional funding.

We may not be able to secure adequate additional financing when needed on acceptable terms or at all. To raise additional capital, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of Clearwire Class A Common Stock at the time of such issuance. We will likely seek significant additional debt financing, and as a result, will likely incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions, and may reduce our flexibility in planning for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. The recent turmoil in the economy, and the worldwide financial markets in particular, may make it more difficult for us to obtain necessary additional equity and debt financing on acceptable terms or at all.

Our substantial indebtedness and restrictive debt covenants could limit our financing options and liquidity position and may limit our ability to grow our business.

In 2007, Old Clearwire borrowed $1.25 billion under a senior term loan facility. A portion of the proceeds were used to repay and retire existing loans and secured notes. The remainder of the proceeds was used for network expansion, spectrum acquisitions and for general working capital. In connection with the Closing, we amended and restated our senior credit agreement pertaining to the senior term loan facility. Under this amended and restated credit agreement, which we refer to as the Amended Credit Agreement, all obligations of Clearwire were assumed on a joint and several basis by two of our subsidiaries, Clearwire Legacy LLC and Clearwire Xohm LLC, which we refer to together as the Co-Borrowers. The Co-Borrowers’ obligations under the Amended Credit Agreement are guaranteed by each of their domestic and international subsidiaries, as well as by Clearwire Communications and its domestic and international subsidiaries, which we refer to collectively as the Guarantors, excluding the assets, but including the capital stock, of Clearwire International, LLC and its subsidiaries. Collectively, the Co-Borrowers and the Guarantors directly or indirectly hold substantially all of the assets (including all associated spectrum and licenses) that we directly or indirectly held as of December 31, 2008.

Additionally, on December 1, 2008, the Co-Borrowers and Clearwire Communications added an additional tranche of term loans provided by Sprint under the Amended Credit Agreement, which we refer to as the Sprint Tranche, to the initial term loans, which we refer to as the Initial Term Loans, and collectively with the Sprint Tranche as the Senior Term Loan Facility. The Sprint Tranche constituted partial repayment of an obligation to reimburse Sprint for financing the Sprint WiMAX Business between April 1, 2008 and the Closing, which we refer to as the Sprint Pre-Closing Financing Amount. The Sprint Tranche was initially in the aggregate principal amount of approximately $179.2 million. For purposes of repayment and in the event of liquidation, dissolution or bankruptcy of either of the Co-Borrowers, the Sprint Tranche is subordinated to the Initial Term Loans and obligations under the Amended Credit Agreement.

As of December 31, 2008, $1.41 billion of principal was outstanding under the Senior Term Loan Facility. The Senior Term Loan Facility provides for quarterly principal payments, with the remaining balance due on the final maturity date of May 28, 2011. In general, borrowings under the Senior Term Loan Facility bear interest based, at our option, on either the Euro dollar rate or on an alternate base rate, in each case plus a margin.

Our substantial indebtedness could have important consequences to the holders of Clearwire Class A Common Stock, such as:

•	cash flows from operations and investing activities were negative for the Old Clearwire and the Sprint WiMAX Business since inception and are expected to be so for us for some time, and we may not be able to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions, including spectrum acquisitions, on terms acceptable to us, or at all;

•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and

•	our substantial indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressure.

Additionally, covenants in the Amended Credit Agreement governing our Senior Term Loan Facility impose operating and financial restrictions on the Co-Borrowers, Clearwire Communications and the Guarantors. These restrictions prohibit or limit their ability, and the ability of their subsidiaries, to, among other things:

•	pay dividends to members of Clearwire Communications, including Clearwire;

•	incur, or cause certain of our subsidiaries to incur, additional indebtedness;

•	permit liens on or conduct sales of any assets pledged as collateral;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies;

•	repay existing indebtedness; and

•	engage in transactions with affiliates.

A breach of any of these covenants could result in a default under the Amended Credit Agreement and could cause our repayment obligations to be accelerated. If a default causes our debt repayment obligations to be accelerated, our assets may be insufficient to repay the amount due in full. If we are unable to repay or refinance those amounts, the collateral agent for our Senior Term Loan Facility could proceed against the assets pledged to secure these obligations, which include substantially all of our assets.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business and take advantage of business opportunities. Moreover, we may seek additional debt financing on terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

We have committed to deploy a wireless broadband network using mobile WiMAX technology and would incur significant costs to deploy alternative technologies, even if there are alternative technologies available in the future that would be technologically superior or more cost effective.

Under the Intel Market Development Agreement, we have committed to undertake certain marketing efforts with respect to our mobile WiMAX services and are subject to certain restrictions on our ability to commercially deploy alternative wireless broadband or data technology on our networks through November 28, 2011, as long as certain requirements are satisfied. We have expended significant resources and made substantial investments to deploy a wireless broadband network using mobile WiMAX technologies. We depend on original equipment manufacturers to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed mobile WiMAX networks in Portland, Oregon and Baltimore, Maryland, we cannot assure you that commercial quantities of mobile WiMAX equipment and subscriber devices that meet our requirements will continue to be available on the schedule we expect, or at all, or that vendors will continue to develop and produce mobile WiMAX equipment and subscriber devices in the long term, which may require us to deploy alternative technologies. Other competing technologies, such as LTE and Ultra Mobile Broadband, will be developed that may have advantages over mobile WiMAX, and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than the cost and speed with which we deploy our network, which may allow those operators to compete more effectively, assuming they have adequate spectrum resources, or may require us to deploy such technologies when we are permitted to do so.

Additionally, once fully deployed on a commercial basis, mobile WiMAX may not perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. The process of upgrading our pre-WiMAX markets from Expedience technology to mobile WiMAX may cost more or be more difficult to undertake than we expect. We also may discover unanticipated costs associated with deploying and maintaining our network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances.

If third parties fail to develop and deliver the equipment that we need for both our existing and future networks, we may be unable to execute our business strategy or operate our business.

We currently depend on third parties to develop and deliver complex systems, software and hardware products and components for our network in a timely manner, and at a high level of quality. Motorola is our sole supplier of equipment and software for the Expedience system currently deployed in our pre-WiMAX markets. The Expedience system consists of network components used by us and subscriber equipment used by our subscribers. To successfully continue to operate in most of our existing markets, Motorola must continue to support the Expedience system, including continued production of the software and hardware components. Any failure by Motorola to meet these needs for any reason may impair our ability to operate in these markets. If Motorola failed to meet our needs, we may not be able to find another supplier on terms acceptable to us, or at all.

For our existing mobile WiMAX markets, our planned mobile WiMAX deployment in new markets and the upgrade of our pre-WiMAX markets to mobile WiMAX, we are relying on third parties to continue to develop and deliver in sufficient quantities the network components and subscriber devices necessary for us to build and operate our mobile WiMAX networks. As mobile WiMAX is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their continuing development efforts. The development process for new mobile WiMAX network components and subscriber devices may be lengthy, has been subject to some short-term delays and may still encounter more significant delays. If these third parties are unable or unwilling to develop and deliver new mobile WiMAX network components and subscriber devices in sufficient quantities on a timely basis that perform according to our expectations, we may be unable to deploy a mobile WiMAX network in our new markets or to upgrade our existing markets to mobile WiMAX when we expect, or at all. If we are unable to deploy mobile WiMAX in a timely manner or mobile WiMAX fails to perform as we expect, we may be unable to execute our business strategy and our prospects and results of operations would be harmed.

We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber churn and costs incurred, and decrease our revenues.

Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in constructing, maintaining and improving our network, including the deployment of mobile WiMAX technologies in new markets and the upgrade of our pre-WiMAX markets to mobile WiMAX. Additionally, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. We may also need to upgrade our network to stay competitive with new technologies introduced by our competitors. If we do not successfully construct, maintain and implement future upgrades to our network, the quality of our services may decline and the rate of our subscriber churn may increase.

We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects, including the portions of those projects not within our control. The construction of our network requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our network. Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects. In addition, we often are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our network and expand our services.

We also may face challenges in managing and operating our network. These challenges could include ensuring the availability of subscriber devices that are compatible with our network and managing sales, advertising, customer support, and billing and collection functions of our business while providing reliable network service that meets our subscribers’ expectations. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber churn, increase our costs, decrease our revenues and otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

Sprint, Eagle River and the Investors are our largest stockholders, and as a result they together effectively have control over us and may have actual or potential interests that may diverge from yours.

Sprint, Eagle River and the Investors own a majority of the voting power of Clearwire Class A Common Stock. Sprint, Eagle River and the Investors may have interests that diverge from those of other holders of our capital stock. Each of Sprint, Eagle River and the Investors are a party to the Equityholders’ Agreement, which requires, among other things, the approval of:

•	75% of the voting power of all outstanding stock of Clearwire for certain actions, including any merger, consolidation, share exchange or similar transaction and any issuance of capital stock that would constitute a change of control of Clearwire or any of its subsidiaries;

•	each of Sprint, Intel and the representative for the Investors, as a group, so long as each of Sprint, Intel and the Investors, as a group, respectively, owns securities representing at least 5% of the outstanding voting power of Clearwire, in order to:

•	amend our Amended and Restated Certificate of Incorporation, which we refer to as the Clearwire Charter, the bylaws of Clearwire, which we refer to as the Clearwire Bylaws, or the amended and restated Operating Agreement governing Clearwire Communications, which we refer to as the Operating Agreement;

•	change the size of the board of directors of Clearwire;

•	liquidate Clearwire or Clearwire Communications or declare bankruptcy of Clearwire or its subsidiaries;

•	effect any material capital reorganization of Clearwire or any of its material subsidiaries, other than a financial transaction (including securities issuances) in the ordinary course of business;

•	take any action that could cause Clearwire Communications or any of its material subsidiaries to be taxed as a corporation for federal income tax purposes; and

•	subject to certain exceptions, issue any Clearwire Class B Common Stock or any equity interests of Clearwire Communications;

•	Eagle River, for so long as Eagle River owns at least 50% of the shares of the Common Stock received by it in the Transactions, and the proposed action would disproportionately and adversely affect Eagle River, the public stockholders of Clearwire or Clearwire in its capacity as a member of Clearwire Communications, in order to amend the Clearwire Charter, the Clearwire Bylaws or the Operating Agreement or to change the size of the board of directors of Clearwire; and

•	each of Sprint, Intel and the Investors, as a group, so long as each of Sprint, Intel and the Investors, as a group, respectively, owns both (1) at least 50% of the number of shares of Common Stock received by it in the Transactions and (2) securities representing at least 5% of the outstanding voting power of

Clearwire, in order for Clearwire to enter into a transaction involving the sale of a certain percentage of the consolidated assets of Clearwire and its subsidiaries to, or the merger of Clearwire with, certain specified competitors of Sprint, Intel and the Strategic Investors.

The Equityholders’ Agreement also contains provisions related to restrictions on transfer of Clearwire Class A and Class B Common Stock, rights of first offer and preemptive rights.

As a result, Sprint, Eagle River and the Investors may be able to cause us to take, or prevent the taking of, actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of Clearwire Class A Common Stock.

Clearwire and its subsidiaries may be considered subsidiaries of Sprint under certain of Sprint’s agreements relating to its indebtedness.

Sprint owns approximately 51% of the voting power of Clearwire, as of February 28, 2009. As a result, Clearwire and its subsidiaries may be considered subsidiaries of Sprint under certain of Sprint’s agreements relating to its indebtedness. Those agreements govern the incurrence of indebtedness and certain other activities of Sprint’s subsidiaries. Thus, our actions may result in a violation of covenants in Sprint’s debt obligations, which may cause Sprint’s lenders to declare due and payable all of Sprint’s outstanding loan obligations, thereby severely harming Sprint’s financial condition, operations and prospects for growth. The determination of whether or not we would be considered a subsidiary under Sprint’s debt agreements is complex and subject to interpretation. Under the Equityholders’ Agreement, if we intend to take any action that may be prohibited under the terms of certain Sprint debt agreements, then Sprint will be obligated to deliver to us an officer’s certificate, which we refer to as a Compliance Certificate, and legal opinion from a nationally recognized law firm stating that our proposed actions do not violate those debt agreements. If Sprint notifies us that it cannot deliver the Compliance Certificate and legal opinion, Sprint will be obligated to take certain actions to ensure that we are no longer considered a subsidiary under its debt agreements. These actions may include surrendering board seats and voting stock. The unusual nature of this arrangement may make it more difficult for us to obtain financing on favorable terms or at all. Moreover, regardless of whether we receive a Compliance Certificate and legal opinion as described above, we cannot be sure our actions will not violate Sprint’s debt covenants, and, if there is a violation, that Sprint’s lenders will waive such non-compliance and forbear from enforcing their rights, which could include accelerated collection of Sprint’s obligations.

We will incur significant expense in complying with the terms of our 4G MVNO Agreement, and we may not recognize the benefits we expect if Sprint and certain of our Investors are not successful in reselling our services to their customers, which would adversely affect our business prospects and results.

Under the 4G MVNO Agreement, Sprint and certain of our Investors have the right to resell services over our networks to their customers, and for any of their customers that purchase services over our network, Sprint and these Investors are required to pay us certain fees. However, nothing in the 4G MVNO Agreement requires Sprint or any of our Investors to resell any of these services, and they may elect not to do so or to curtail such sales activities if their efforts prove unsuccessful. In the course of implementing the terms of the 4G MVNO Agreement, we expect to incur significant expense in connection with designing billing, distribution and other systems which are necessary to facilitate such sales, and we may elect to deploy our networks in markets requested by Sprint and our Investors where we would not otherwise have launched. If Sprint and our Investors fail to resell services offered over our network in the amount we expect or at all, our business prospects and results of operations would be adversely affected.

A number of our significant business arrangements are between us and parties that have an investment in or a fiduciary duty to us, and the terms of those arrangements may not be beneficial to us.

We are party to a number of services, development, supply and licensing agreements with parties that have an ownership or fiduciary relationship with us, including the various commercial agreements with Sprint and the Investors described elsewhere in this report. These relationships may create actual or potential conflicts of interest, and may cause the parties to these arrangements to make decisions or take actions that do not reflect our best interests.

Our commercial agreement with Sprint and the Investors were each entered into concurrently with purchases of shares of our capital stock by such parties or their affiliates. In addition, our various commercial agreements with Sprint and the Investors provide for, among other things, access rights to towers that Sprint owns or leases, resales by us and certain Investors of bundled 2G and 3G services from Sprint, resales by Sprint and certain Investors of our 4G services, most favored reseller status with respect to economic and non-economic terms of certain service agreements, collective development of new 4G services, creation of desktop and mobile applications on the our network, the embedding of mobile WiMAX chips into various of our network devices and the development of Internet services and protocols. Except for the agreements with Google and Intel, none of these agreements restricts these parties from entering into similar arrangements with other parties. See the section titled “Certain Relationships and Related Transactions, and Directors Independence” beginning on page 122 of this report.

Clearwire is a “controlled company” within the meaning of the NASDAQ Marketplace Rules and relies on exemptions from certain corporate governance requirements.

Sprint beneficially owns approximately 51% of the outstanding voting power of Clearwire as of February 26, 2009. In addition, the Investors collectively own approximately 31% and Eagle River owns approximately 5% of the outstanding voting power of Clearwire. The Equityholders’ Agreement governs the voting of shares of Clearwire Class A and Class B Common Stock held by each of the parties thereto in certain circumstances, including with respect to the election of the individuals nominated to the board of directors of Clearwire by Sprint, Eagle River and the Investors.

As a result of the combined voting power of Sprint, Eagle River and the Investors and the Equityholders’ Agreement, we rely on exemptions from certain NASDAQ corporate governance standards. Under the NASDAQ Marketplace Rules, a company of which more than 50% of the voting power is held by single person or a group of people is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors; and

•	director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process.

Unless we choose to no longer rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

The corporate opportunity provisions in the Clearwire Charter could enable certain of our stockholders to benefit from corporate opportunities that might otherwise be available to us.

The Clearwire Charter contains provisions related to corporate opportunities that may be of interest to both Clearwire and certain of our stockholders, including Sprint, Eagle River and the Investors, who are referred to in the Clearwire Charter as the Founding Stockholders. These provisions provide that unless a director is an employee of Clearwire, such person does not have a duty to present to Clearwire a corporate opportunity of which he or she becomes aware, except where the corporate opportunity is expressly offered to such person in his or her capacity as a director of Clearwire.

In addition, the Clearwire Charter expressly provides that our Founding Stockholders may, and have no duty not to, engage in any businesses that are similar to or competitive with that of Clearwire, do business with our competitors, customers and suppliers, and employ Clearwire’s employees or officers. The Founding Stockholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Further, we may also compete with the Founding Stockholders or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the Founding Stockholders to themselves or their other affiliates or we lose key personnel to them.

We may sustain financial losses if Sprint fails to fulfill its indemnification obligations to us.

Under the Transaction Agreement, Sprint must indemnify us against certain losses relating to, among other things, any breach of certain of Sprint’s representations as to the Sprint WiMAX Business, any pre-Closing taxes incurred by any of Sprint’s subsidiaries, litigation related to certain of Sprint’s affiliates and any liabilities unrelated to the Sprint WiMAX Business. These indemnification obligations generally continue until the statute of limitations for the applicable claim has expired. The indemnification obligations regarding Sprint’s representations as to the Sprint WiMAX Business and for liabilities unrelated to the Sprint WiMAX Business, however, each survive for three years from Closing. Sprint’s indemnification obligations are generally unlimited, with the exception of a $25 million deductible for claims based on a breach of representation that Sprint’s subsidiaries that hold the Sprint WiMAX Business have, subject to certain limited exceptions, a specific, limited set of liabilities at Closing.

We cannot provide any assurances that Sprint will fulfill its indemnification obligations in accordance with the Transaction Agreement. If it turns out that the representations made by Sprint as to the Sprint WiMAX Business, for which Sprint is obligated to indemnify us under the Transaction Agreement, are inaccurate, we may sustain significant financial losses. If Sprint fails to fulfill its indemnification obligations under the Transaction Agreement to indemnify and defend us for any such financial loss or claim, as the case may be, it could adversely affect our financial condition, cash flows and results of operations. In addition, if the time period for any indemnification claims has expired by way of the statue of limitations or by operation of the three-year period in the Transaction Agreement, our business, prospects, operating results and financial condition may be adversely affected.

The integration of Old Clearwire’s business and the Sprint WiMAX Business will present significant challenges that may result in a decline in the anticipated benefits of the Transactions. Further, the integration may result in a less than effective system of internal controls and we may not be able to report our financial results accurately, properly safeguard our assets or prevent fraud.

We are in the process of integrating the Sprint WiMAX Business and the business of Old Clearwire that previously operated independently. The difficulties of combining these businesses include:

•	integrating successfully each of their operations, technologies, products and services;

•	coordinating marketing efforts to effectively promote our services;

•	the necessity of coordinating geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and business cultures;

•	consolidating and rationalizing information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities; and

•	maintaining an effective system of internal controls during and after the process of integration is completed.

Furthermore, as it continues, the integration process may result in the loss of key employees, the disruption of Old Clearwire’s ongoing businesses or the Sprint WiMAX Business, the incurrence of additional costs, inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the Transactions. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock. Further, not maintaining an effective system of internal controls throughout the integration process could impact our ability to report and file our financial results on an accurate and timely manner.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. If we experience difficulties with the integration process, the anticipated benefits of the Transactions may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on our business and financial condition during this transition period and for an undetermined period thereafter.

The market price of Clearwire Class A Common Stock has been and may continue to be volatile.

The trading price of Clearwire Class A Common Stock could be subject to significant fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors, either alone or in comparison to analyst’s expectations;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	disruption to our operations or those of other companies critical to our network operations;

•	the emergence of new competitors or new technologies;

•	market perceptions relating to the deployment of mobile WiMAX networks by other operators;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations in our subscriber base;

•	commencement of, or our involvement in, litigation;

•	availability of additional spectrum;

•	dilutive issuances of our stock or the stock of our subsidiaries, including on the exercise of outstanding warrants and options, or the incurrence of additional debt;

•	changes in our board or management;

•	adoption of new accounting standards;

•	Sprint’s performance may have an effect on the market price of Clearwire Class A Common Stock even though we are a separate, stand-alone company;

•	changes in governmental regulations or the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements regarding mobile WiMAX and other technical standards;

•	the availability or perceived availability of additional capital and market perceptions relating to our access to such capital; and

•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for shares of technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We believe the price of Clearwire Class A Common Stock may be subject to continued volatility. In addition, in the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation or stockholder derivative suits have often been instituted against those companies. Such litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources.

Many of our competitors are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers.

The market for broadband, voice and related services is highly competitive and we compete with several other companies within each of our markets. Some of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services.

Our current competitors include:

•	3G cellular PCS and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services, and the introduction of future technologies such as LTE, which may enable these providers to offer services that are comparable or superior to ours;

•	incumbent and competitive local exchange carriers providing DSL services over their existing wide, metropolitan and local area networks;

•	wireline operators offering high-speed Internet connectivity services and voice communications over cable or fiber optic networks;

•	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP and other telephony services;

•	municipalities and other entities operating Wi-Fi networks, some of which are free or subsidized;

•	Internet service providers offering dial-up Internet connectivity;

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

•	resellers, mobile virtual network operators, which we refer to as MVNOs, or wholesalers providing wireless Internet or other wireless services using infrastructure developed and operated by others, including Sprint and the Investors who have the right to sell services purchased from us under the 4G MVNO Agreement.

Our residential voice and planned mobile voice services will also face significant competition. Primarily, our mobile VoIP service offering will compete with many of our current competitors that also provide voice communications services. Additionally, we may face competition from companies that offer VoIP telephony services over networks operated by third parties.

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. Additionally, AT&T, and Verizon Wireless, among others, have announced plans to deploy LTE technology, with Verizon Wireless announcing that they expect to launch service beginning in 2010. This service may provide significant competition when it becomes available in the future.

The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and changing regulatory requirements. Additionally, our planned deployment of mobile WiMAX depends on the continued development and delivery of commercially sufficient quantities of network equipment and subscriber devices based on the mobile WiMAX standard from third-party suppliers. We believe that our success depends on our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on future technological development, such as:

•	existing service providers may use more traditional and commercially proven means to deliver similar or alternative services;

•	new service providers may use more efficient, less expensive technologies, including products not yet invented or developed;

•	consumers may not subscribe to our services or may not be willing to pay the amount we expect to receive for our services;

•	we may not be able to realize economies of scale;

•	our subscribers may elect to cancel our services at rates that are greater than we expect;

•	we may be unable to respond successfully to advances in competing technologies in a timely and cost-effective manner;

•	we may lack the financial and operational resources necessary to enable the development and deployment of network components and software that do not currently exist and that may require substantial upgrades to or replacements of existing infrastructure; and

•	existing, proposed or undeveloped technologies may render our existing or planned services less profitable or obsolete.

As our services and those offered by our competitors develop, businesses and consumers, including our current subscribers, may not accept our services as an attractive alternative to other means of receiving wireless broadband services.

If we do not obtain and maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could adversely affect our ability to execute our business strategy.

To offer our services using licensed spectrum both in the United States and internationally, we depend on our ability to acquire and maintain sufficient rights to use spectrum through ownership or long-term leases in each of the markets in which we operate or intend to operate. Obtaining the necessary amount of licensed spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of our resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy. In addition, we have in the past and may continue to spend significant resources to acquire spectrum in additional or existing markets, even if the amount of spectrum actually acquired in certain markets is not adequate to deploy our network on a commercial basis in all such markets.

Using licensed spectrum, whether owned or leased, poses additional risks to us, including:

•	inability to satisfy build-out or service deployment requirements on which some of our spectrum licenses or leases are, or may be, conditioned, which may result in the loss of our rights to the spectrum subject to the requirements;

•	adverse changes to regulations governing our spectrum rights;

•	inability to use a portion of the spectrum we have acquired or leased due to interference from licensed or unlicensed operators in our band or in adjacent bands;

•	refusal by the FCC, or one or more foreign licensing authorities to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

•	inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

•	failure of the FCC or other regulators to renew our spectrum licenses or those of our lessors as they expire;

•	failure to obtain extensions or renewals of spectrum leases, or an inability to renegotiate such leases, on terms acceptable to us before they expire, which may result in the loss of spectrum we need to operate our network in the market covered by the spectrum leases;

•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum both in the United States and internationally; and

•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

We expect the FCC to make additional spectrum available from time to time. Additionally, other companies hold spectrum rights that could be made available for lease or sale. The availability of additional spectrum in the marketplace could change the market value of spectrum rights generally and, as a result, may adversely affect the value of our spectrum assets.

Interruption or failure of our information technology and communications systems could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Old Clearwire has experienced service interruptions in some markets in the past and we may experience service interruptions or system failures in the future. Any service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures in an effort to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

Our services depend on the development and continuing operation of various information technology and communications systems, including our billing system, some of which are not within our control. Currently, we do not have in place information technology and communication systems that will meet all of our future business requirements. Thus, we must be able to develop these information technology and communication systems, and any failure to do so may limit our ability to offer the services we intend to offer and may adversely affect our operating results. Any damage to or failure of our current or future information technology and communications systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our network is unreliable. Our systems are vulnerable to damage or interruption from earthquakes and other natural disasters, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at our network centers could result in lengthy interruptions in our service and adversely affect our operating results.

Certain aspects of our VoIP residential telephony services differ from traditional telephone service, which may limit the attractiveness of our services.

We intend to continue to offer residential VoIP telephony as a value added service with our wireless broadband Internet service. Our residential VoIP telephony services differ from traditional phone service in several respects, including:

•	our subscribers may experience lower call quality than they experience with traditional wireline telephone companies, including static, echoes and transmission delays;

•	our subscribers may experience higher dropped-call rates than they experience with traditional wireline telephone companies; and

•	a power loss or Internet access interruption may cause our service to be interrupted.

If our subscribers do not accept the differences between our residential VoIP telephony services and traditional telephone service, they may not adopt or keep our residential VoIP telephony services or our other services, or may choose to retain or return to service provided by traditional telephone companies.

Although we are compliant with the FCC’s November 28, 2005 mandate that all interconnected VoIP providers transmit all 911 calls to the appropriate public safety answering point, our VoIP emergency calling service is significantly more limited than the emergency calling services offered by traditional telephone companies. Our VoIP emergency calling service can transmit to a dispatcher at a public safety answering point only the location information that the subscriber has registered with us, which may at times be different from the actual location at the time of the call due to the portability of our services. As a result, if our subscribers fail to properly register or update their registered locations, our emergency calling systems may not assure that the appropriate public safety answering point is reached and may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Our failure to develop or operate an adequate emergency calling service could subject us to substantial liabilities and may result in delays in subscriber adoption of our VoIP services or our other services, abandonment of our services by subscribers, and litigation costs, damage awards and negative publicity, any of which could harm our business, prospects, financial condition or results of operations.

Finally, potential changes by the FCC to current intercarrier compensation mechanisms could result in significant changes to our costs of providing VoIP telephony, thereby eliminating pricing benefits between VoIP telephony services and traditional telephone services and our potential profitability.

If our data security measures are breached or customer data is compromised, subscribers may perceive our network and services as not secure.

Our network security and the authentication of our subscriber credentials are designed to protect unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against us, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our network security and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of our responsibility, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our ability to achieve our business objectives. If we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our acquisition, lease, maintenance and use of spectrum licenses are extensively regulated by federal, state, local and foreign governmental entities. These regulations are subject to change over time. In addition, a number of other federal, state, local and foreign privacy, security and consumer laws also apply to our business, including our interconnected VoIP telephony service. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. For example, it is also possible that the FCC could subject our capital stock to foreign ownership limitations. If our capital stock were to become subject to such limitations, owners of our capital stock may become subject to obligatory redemption provisions, such as those in the Clearwire Charter. Such restrictions may also decrease the value of our stock by reducing the pool of potential investors in our company and making the acquisition of control of us by potential foreign investors more difficult. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. FCC spectrum licensing, service and other current or future rules, or interpretations of current or future rules, could affect the breadth of the IP-based broadband services we are able to offer, including IP telephony, video and certain other services. Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects our business indirectly.

In order to provide “interconnected” VoIP service, we need to obtain, on behalf of our customers, North American Numbering Plan telephone numbers, the availability of which may be limited in certain geographic areas of the United States and subject to other regulatory restrictions. As an “interconnected” VoIP and facilities-based wireless broadband provider, we were required under FCC rules, by May 2007, to comply with the Communications Assistance for Law Enforcement Act, which we refer to as CALEA, which requires service providers to build certain capabilities into their networks and to accommodate wiretap requests from law enforcement agencies.

In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or manage subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we manage our network by limiting the bandwidth used by our subscribers’ applications, in part by restricting the types of applications that may be used over our network. These practices are set forth in our Acceptable Use Policy. Some providers and users of these applications have objected to this practice. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive use of bandwidth-intensive applications would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business, or even result in litigation from dissatisfied subscribers.

In certain of our international markets, we may be required to obtain a license for the use of regulated radio frequencies from national, provincial or local regulatory authorities before providing our services. Where required, regulatory authorities may have significant discretion in granting the licenses and in determining the conditions for use of the frequencies covered by the licenses, and are often under no obligation to renew the licenses when they expire. Additionally, even where we currently hold a license or successfully obtain a license in the future, we may be required to seek modifications to the license or the regulations applicable to the license to implement our business strategy. For example, in certain international markets, the licenses we hold, and the applicable rules and regulations, currently do not specifically permit us to provide mobile services. Thus, before offering mobile services to our subscribers in those markets, absent action by the regulatory authorities to modify the licenses and applicable rules, we may need to obtain the approval of the proper regulatory authorities.

The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, licenses may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew our licenses on favorable terms, or at all.

Our wireless broadband and VoIP telephony services may become subject to greater or different state or federal regulation in the future. The scope of any additional regulations or changes in the existing regulations that may apply to 2.5 GHz wireless broadband and VoIP telephony services providers and the impact of such regulations on providers’ competitive position are presently unknown.

We may be unable to protect our intellectual property, which could reduce the value of our services and our brand.

Our ability to compete effectively depends on our ability to protect our proprietary network and system designs. We may not be able to safeguard and maintain our proprietary rights. We rely on patents, trademarks and policies and procedures related to confidentiality to protect our intellectual property. Some of our intellectual property, however, is not covered by any of these protections. Any failure to protect our intellectual property, including a failure to obtain requested patents or trademark registrations, may reduce the value of our services and our brand or may result in the loss of rights in which we have invested significant time or costs.

Our pending patent applications may not be granted or, in the case of patents issued or to be issued, the claims allowed may not be sufficiently broad to protect our intellectual property. Even if all of our patent applications were issued and were sufficiently broad, our patents may be challenged or invalidated. In addition, the United States Patent and Trademark Office may not grant federal registrations based on our pending trademark applications. Even if federal registrations are granted, these trademark rights may be challenged. Moreover, patent and trademark applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any foreign patents may be difficult and expensive to obtain and enforce. We could, therefore, incur substantial costs in prosecuting patent and trademark infringement suits or otherwise protecting our intellectual property rights.

We could be subject to claims that we have infringed on the proprietary rights of others, which claims would likely be costly to defend, could require us to pay damages and could limit our ability to use necessary technologies in the future.

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on Expedience or mobile WiMAX technology, or to offer additional services, such as VoIP, or competitors may develop or patent such technologies or processes in the future. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of mobile WiMAX networks and VoIP telephony service providers, such as us. One such party, Adaptix, Inc., which we refer to as Adaptix, has already sued us for patent infringement alleging that we infringed on seven patents related to mobile WiMAX technology. Defending against infringement claims such as Adaptix can be time consuming, distracting and costly, even if the claims prove to be without merit. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.

Our business will depend on a strong brand, and if we do not develop, maintain and enhance our brands, our ability to attract and retain subscribers may be impaired and our business and operating results may be adversely affected.

We believe that our brands will be a critical part of our business. Developing, maintaining and enhancing our brands may require us to make substantial investments with no assurance that these investments will be successful. If we fail to develop, promote and maintain strong brands, or if we incur significant expenses to promote the brands and are still unsuccessful in maintaining a strong brand, our business, prospects, operating results and financial condition may be adversely affected. We anticipate that developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive now that we are focused on integrating the brands of the Sprint WiMAX Business with those of Old Clearwire under the Cleartm brand.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution, adverse financial reporting impact and distractions from our core business.

We and Old Clearwire, have entered, and we may in the future enter, into strategic transactions, including strategic supply and service agreements and acquisitions of other assets and businesses. Any such transactions can be risky, may require a disproportionate amount of our management and financial resources and may create unforeseen operating difficulties or expenditures, including:

•	difficulties in integrating acquired technologies and operations into our business while maintaining uniform standards, controls, policies and procedures;

•	obligations imposed on us by counterparties in such transactions that limit our ability to obtain additional financing, our ability to compete in geographic areas or specific lines of business, or other aspects of our operational flexibility;

•	increasing cost and complexity of assuring the implementation and maintenance of adequate internal control and disclosure controls and procedures, and of obtaining the reports and attestations required under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act;

•	increasing cost and complexity in the proper application of U.S. generally accepted accounting principles, which we refer to as GAAP;

•	difficulties in consolidating and preparing our financial statements due to poor accounting records, weak financial controls and, in some cases, financial records at acquired entities not based on U.S. GAAP particularly those entities in which we lack control; and

•	inability to predict or anticipate market developments and capital commitments relating to the acquired company, business or technology.

The anticipated benefit of any of our strategic transactions may never materialize. Future investments, acquisitions or dispositions, or similar arrangements could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or impairment of assets, tangible or intangible, or write-offs of goodwill, any of which could harm our financial condition. Any such transactions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all. Old Clearwire has experienced certain of these risks in connection with its acquisitions and investments in the past, and the occurrence of any of these risks in the future may have a material adverse effect on our business. Additionally, the uncertainty in the credit markets may adversely affect the value and liquidity of some of our short-term investments.

Our businesses outside the United States operate in a competitive environment different than the environment within the United States. Any difficulties in managing these businesses could occupy a disproportionate amount of our management’s attention and disrupt our operations.

We operate or hold spectrum outside of the United States through our subsidiaries in Belgium, Ireland, Germany, Poland, Romania and Spain and an investment in Mexico. Subject to the limitations imposed by the Equityholders’ Agreement, we may elect to pursue additional opportunities in certain international markets through acquisitions and strategic alliances; however, our focus will be on markets within the United States. Our activities outside the United States operate in different environments than we face in the United States, particularly with respect to regulation of competition and spectrum. Due to these differences, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business elsewhere.

In a number of international markets, we face substantial competition from local service providers that offer or may offer their own wireless broadband or VoIP telephony services and from other companies that provide Internet connectivity services. We may face heightened challenges in gaining market share, particularly in certain European countries, where a large portion of the population already has broadband Internet connectivity and incumbent companies already have a dominant market share in their service areas. Furthermore, foreign providers of competing services may have a substantial advantage over us in attracting subscribers due to a more established brand, greater knowledge of local subscribers’ preferences and access to significant financial or strategic resources.

In addition, in some international markets, foreign governmental authorities may own or control the incumbent telecommunications companies operating under their jurisdiction. Established relationships between government-owned or government-controlled telecommunications companies and their traditional local telecommunications providers often limit access of third parties to these markets. The successful expansion of our international operations in some markets may depend on our ability to locate, form and maintain strong relationships with established local communication services and equipment providers. Failure to establish these relationships or to market or sell our products and services successfully could limit our ability to attract subscribers to our services.

We rely on highly skilled executives and other personnel. If we cannot retain and motivate key personnel, we may be unable to implement our business strategy.

Our future success depends largely on the expertise and reputation of the members of our senior management team, including William T. Morrow, our Chief Executive Officer, Benjamin G. Wolff, our Co-Chairman, Barry West, our President, Perry Satterlee, our Chief Operating Officer, and David J. Sach, our Chief Financial Officer. In addition, we intend to hire additional highly skilled individuals to staff our operations and our support functions. Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our domestic and international operations could adversely affect our ability to implement our business strategy and operate our business.

In addition, to successfully introduce our services in new markets and grow our business in existing domestic and international markets, we rely on the skills of our general managers in these markets. If we cannot hire, train and retain motivated and well-qualified individuals to serve as general managers in our markets, we may face difficulties in attracting, recruiting and retaining various sales and support personnel in those markets, which may lead to difficulties in growing our subscriber base.

The tax allocation methods to be adopted by Clearwire Communications are likely to result in disproportionate allocations of taxable income.

Clearwire and Sprint have contributed to Clearwire Communications assets that have a material amount of built-in gain for income tax purposes — meaning that the fair market value ascribed to those assets at the time of contribution, as reflected in the initial capital account balances and percentage interests in Clearwire Communications received by Clearwire and Sprint, is greater than the current basis of those assets for tax purposes. For this purpose, the fair market value ascribed to those assets at the time of contribution was calculated based upon a value of $17 per Clearwire Communications Class A and Class B Common Interest plus liabilities assumed by Clearwire Communications at the time of contribution. We refer to contributed assets that have a fair market value that exceeds the tax basis of those assets on the date of contribution as built-in gain assets. Under Section 704(c) of the Internal Revenue Code of 1986, which we refer to as the Code, items of income, gain, loss or deduction of Clearwire Communications must be allocated among its members for tax purposes in a manner that takes account of the difference between the tax basis and the fair market value of the built-in gain assets. The built-in gain assets of Clearwire Communications with the largest amounts of built-in gain are spectrum and other intangible property.

Clearwire Communications will maintain a capital account for each member, which will reflect the fair market value of the property contributed by that member to Clearwire Communications and the amount of which generally will correspond to the member’s percentage interest in Clearwire Communications. For capital account purposes, Clearwire Communications will amortize the value of the contributed built-in gain assets, generally on a straight-line basis over a period of up to 15 years, and each member will be allocated amortization deductions, generally on a pro rata basis in proportion to the number of Clearwire Communications Class A and Class B Common Interests held by the member as compared to the total number of Clearwire Communications Class A and Class B Common Interests. Tax amortization on a built-in gain asset, which will be based on the tax basis of that asset, will be allocated first to the non-contributing members (meaning members other than Clearwire, in the case of former Clearwire assets, and members other than Sprint, in the case of former Sprint assets), in an amount up to the capital account amortization allocated to that member with respect to that asset. Thus, the consequence of the built-in gain will be that Clearwire, in the case of former Clearwire assets, will be allocated amortization deductions for tax purposes that are less than its share of the capital account amortization with respect to those assets. In this circumstance, Clearwire will recognize over time, in the form of lower tax amortization deductions, the built-in gain for which it was given economic credit at the time of formation of Clearwire Communications.

If there is not enough tax basis in a built-in gain asset to make tax allocations of amortization deductions to the non-contributing members in an aggregate amount equal to their capital account amortization with respect to that asset, then the regulations under Section 704(c) of the Code permit the members to choose one of several methods to account for this difference. Under the Operating Agreement all of the built-in gain assets contributed by Clearwire and 50% of the built-in gain in the assets contributed by Sprint will be accounted for under the so-called “remedial” method. Under that method, the non-contributing members will be allocated “phantom” tax amortization deductions in the amount necessary to cause their tax amortization deductions to be equal to their capital account amortization on the built-in gain asset, and the contributing member (Clearwire, in the case of Old Clearwire assets) will be allocated a matching item of phantom ordinary income. The remedial method is intended to ensure that the entire tax burden with respect to the built-in gain on a built-in gain asset is borne by the contributing member. Under the Operating Agreement, the remaining 50% of the built-in gain in the assets contributed by Sprint will be accounted for under the so-called “traditional” method. Under that method, the tax amortization deductions allocated to the non-contributing members with respect to a built-in gain asset are limited to the actual tax amortization arising from the built-in gain asset. The effect of the traditional method is that some of the tax burden with respect to the built-in gain on a built-in gain asset is shifted to the non-contributing members, in the form of reduced tax amortization deductions.

The use of the remedial method for all of the Old Clearwire assets, but for only a portion of the former Sprint assets, means that Clearwire will bear the entire tax burden with respect to the built-in gain on the Old Clearwire assets, and will have shifted to it a portion of the tax burden with respect to the built-in gain on the former Sprint assets. Accordingly, Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and Clearwire may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire’s net operating losses, which we refer to as NOLs, under Section 382 and Section 384 of the Code, Clearwire’s NOLs are generally expected to be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See “Risk Factors — The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation.” Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” and “Certain Relationships and Related Transactions, and Director Independence” beginning on pages 43 and 122, respectively, of this report.

Sales of certain former Clearwire assets by Clearwire Communications may trigger taxable gain to Clearwire.

If Clearwire Communications sells in a taxable transaction an Old Clearwire asset that had built-in gain at the time of its contribution to Clearwire Communications, then, under Section 704(c) of the Code, the tax gain on the sale of the asset generally will be allocated first to Clearwire in an amount up to the remaining (unamortized) portion of the built-in gain on the Old Clearwire asset. Under the Operating Agreement, unless Clearwire Communications has a bona fide non-tax business need (as defined in the Operating Agreement), Clearwire Communications will not enter into a taxable sale of Old Clearwire assets that are intangible property and that would cause Clearwire to be allocated under Section 704(c) more than $10 million of built-in gains during any 36-month period. For this purpose, Clearwire Communications will have a bona fide non-tax business need with respect to the sale of Old Clearwire assets, if (1) the taxable sale of the Old Clearwire assets will serve a bona fide business need of Clearwire Communications’ wireless broadband business and (2) neither the taxable sale nor the reinvestment or other use of the proceeds is significantly motivated by the desire to obtain increased income tax benefits for the members or to impose income tax costs on Clearwire. Accordingly, Clearwire may recognize built-in gain on the sale of Old Clearwire assets (1) in an amount up to $10 million, in any 36-month period, and (2) in greater amounts, if the standard of bona fide non-tax business need is satisfied. If Clearwire Communications sells Old Clearwire assets with unamortized built-in gain, then Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire’s NOLs under Section 382 and Section 384 of the Code, Clearwire’s NOLs are generally expected to be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See the section titled “Risk Factors — The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation” beginning on page 44 of this report. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” and “Certain Relationships and Related Transactions, and Director Independence” beginning on pages 43 and 122, respectively, of this report.

Sprint and the Investors may shift to Clearwire the tax burden of additional built-in gain through a holding company exchange.

Under the Operating Agreement, Sprint or an Investor may effect an exchange of Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock for Clearwire Class A Common Stock by transferring to Clearwire a holding company that owns the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock in a transaction intended to be tax-free for United States federal income tax purposes (which the Operating Agreement refers to as a holding company exchange). In particular, if Clearwire, as the managing member of Clearwire Communications, has approved a taxable sale by Clearwire Communications of former Sprint assets that are intangible property and that would cause Sprint to be allocated under Section 704(c) of the Code more than $10 million of built-in gain during any 36-month period, then, during a specified 15-business-day period, Clearwire Communications will be precluded from entering into any binding contract for the taxable sale of the former Sprint assets, and Sprint will have the right to transfer Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock to one or more holding companies, and to transfer those holding companies to Clearwire in holding company exchanges. In any holding company exchange, Clearwire will succeed to all of the built-in gain and other tax characteristics associated with the transferred Clearwire Communications Class B Common Interests, including (1) in the case of a transfer by Sprint, any remaining portion of the built-in gain existing at the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Interests, and any Section 704(c) consequences associated with that built-in gain, and (2) in the case of any transfer, any built-in gain arising after the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Interests. Section 384 of the Code may limit the ability of Clearwire to use its NOLs arising before the holding company exchange to offset any built-in gain of Sprint or an Investor to which Clearwire succeeds in such an exchange. Accordingly, Clearwire may incur a material liability for taxes as a result of a holding company exchange, even if it has substantial NOLs. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” below and “Certain Relationships and Related Transactions” beginning on page 122 of this report.

Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.

Under the Operating Agreement, Clearwire Communications will make distributions to its members, generally on a pro rata basis in proportion to the number of Clearwire Communications Class A and Class B Common Interests held by each member, in amounts so that the aggregate portion distributed to Clearwire in each instance will be the amount necessary to pay all taxes then reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications (including any items of income, gain, loss or deduction allocated to Clearwire under the principles of Section 704(c) of the Code), after taking into account all net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire. These mandatory tax distributions, which must be made on a pro rata basis to all members even if those members are allocated less income, proportionately, than is Clearwire, may deprive Clearwire Communications of funds that are required in its business.

Tax loans Clearwire Communications may be required to make to Sprint in connection with the sale of certain former Sprint built-in gain assets may deprive Clearwire Communications of funds that are required in its business.

Under the Operating Agreement, if Clearwire Communications or any of its subsidiaries enters into a transaction that results in the recognition of any portion of the built-in gain with respect to a former Sprint asset (other than in connection with the dissolution of Clearwire Communications or the disposition of certain specified Sprint assets), Clearwire Communications will be required, upon delivery by Sprint of a timely request therefore, to make a tax loan to Sprint on the terms set forth in the Operating Agreement. The principal amount of any tax loan to Sprint will be the amount by which the built-in gain recognized by Sprint on the sale of former Sprint assets exceeds any tax losses allocated by Clearwire Communications to Sprint in the taxable year in which the sale of such built in gain assets occurs, multiplied by then-highest marginal federal and state income tax rates applicable to corporations resident in the state in which Sprint’s principal corporate offices are located (taking into account the deductibility of state taxes for federal income tax purposes). Interest on any tax loan will be payable by Sprint to Clearwire Communications semiannually at a floating rate equal to the higher of (a) the interest rate for Clearwire

Communications’ unsecured floating rate indebtedness and (b) the interest rate for Sprint’s unsecured floating rate indebtedness plus 200 basis points. Principal on any tax loan to Sprint is payable in equal annual installments from the loan date to the later of (x) the 15th anniversary of the Closing or (y) the first anniversary of the loan date. Any tax loan that Clearwire Communications is required to make to Sprint may deprive Clearwire Communications of funds that are required in its business.

The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation.

At present, Clearwire has substantial NOLs for United States federal income tax purposes. In particular, we believe that Clearwire’s cumulative tax loss as of December 31, 2008, for United States federal income tax purposes, was approximately $1.3 billion. A portion of Clearwire’s NOLs is subject to certain annual limitations imposed under Section 382 of the Code. Subject to the existing Section 382 limitations, and the possibility that further limitations under Sections 382 and 384 may arise after the Closing, Clearwire’s NOLs generally will be available to offset items of income and gain allocated to Clearwire by Clearwire Communications.

The use by Clearwire of its NOLs may be further limited if Clearwire is affected by an “ownership change,” within the meaning of Section 382 of the Code. Broadly, Clearwire will have an ownership change if, over a three-year period, the portion of the stock of Clearwire, by value, owned by one or more “five-percent stockholders” increases by more than 50 percentage points. An exchange by Sprint or an Investor of Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock for Clearwire Class A Common Stock may cause or contribute to an ownership change of Clearwire. Clearwire has no control over the timing of any such exchange. If Clearwire undergoes an ownership change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the ownership change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the ownership change and a specified rate based on long-term tax-exempt bond yields.

Separately, under Section 384 of the Code, Clearwire may not be permitted to offset built-in gain in assets acquired by it in certain tax-free transactions, if the gain is recognized within five years of the acquisition of the built-in gain assets, with NOLs arising before the acquisition of the built-in gain assets. Section 384 may apply to built-in gain to which Clearwire succeeds in the case of a holding company exchange by Sprint or an Investor.

Any limitation on the ability of Clearwire to use its NOLs to offset income allocable to Clearwire increases the likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire. If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional distributions and, as discussed above, possible additional tax loans to Sprint.

ITEM 1B.	Unresolved Staff Comments

There were no unresolved staff comments as of December 31, 2008.

ITEM 2.	Properties

Our executive offices are currently located in Kirkland, Washington, where we lease approximately 68,500 square feet of space. The lease expires in 2013.

We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our current facilities have sufficient capacity to meet the projected needs of our business for the next 12 months.

The following table lists our significant properties and the inside square footage of those properties:

Approximate Size
City, State (Function)	(Square Feet)

Herndon, VA (administrative and WiMAX lab)	130,000
Kirkland, WA (headquarters and administrative)	68,500
Milton, FL (call center)	40,000
Las Vegas, NV (call center)	30,000
Henderson, NV (administrative and warehouse space)	29,000
Dublin, Ireland (shared service center)	16,000

We lease additional office space in many of our current and planned markets. We also lease approximately 80 retail stores and mall kiosks. Our retail stores, excluding mall kiosks, range in size from approximately 480 square feet to 1,500 square feet, with leases having terms typically from three to seven years. Internationally we also have offices in Bucharest, Romania; Brussels, Belgium; Madrid, Spain and Warsaw, Poland.

The Herndon, VA location has sub-let a small portion of the facility to certain of its key WiMAX infrastructure vendors, including Intel, Motorola and Samsung, for the purpose of ensuring close collaboration on WiMAX development with those vendors.

ITEM 3.	Legal Proceedings

On December 1, 2008, Adaptix filed suit for patent infringement against us and Sprint in the U.S. District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering mobile WiMAX services to customers in compliance with the 802.16 and 802.16e WiMAX standards, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringed the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. A trial is scheduled for December 2010, and the parties are expected to commence discovery in early 2009.

On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and the iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. The Delaware case was later stayed by the Delaware court. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges include Clearwire, from implementing the Transactions and competing with the plaintiffs, damages against Sprint for unlawful competition and costs and legal fees. No trial date in either case is currently scheduled. We are not named as a party in either litigation, but have received a subpoena from iPCS and the iPCS Subsidiaries seeking documents and testimony. If iPCS prevails and obtains a permanent injunction and the court deems Clearwire to be a related party under the management agreements, then we may be restricted from competing with iPCS and the iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS’ coverage areas would have a material adverse effect on our business.

Clearwire is a party to various other pending legal proceedings, claims, investigations and administrative proceedings. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, existing contractual indemnification provisions and each of our established liabilities. While the outcome of these other pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result will not have a material adverse effect on our liquidity, financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the stockholders during the period.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Clearwire Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol “CLWR.” Prior to the closing of the Transactions, we were not publicly listed. The following table sets forth the high and low sales prices of Clearwire Class A Common Stock as reported on the NASDAQ Global Select Market for the trading period of December 1, 2008 through December 31, 2008, following the closing of the Transactions (the date at which we became a publicly listed company):

	High	Low

Period Ended December 31, 2008	$7.80	$3.24

The last reported sales price of Clearwire Class A Common Stock on the NASDAQ Global Select Market on March 18, 2009 was $4.37.

As of March 18, 2009 there were 105 holders of record of Clearwire Class A Common Stock. As many of our shares of Clearwire Class A Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of Clearwire Class A Common Stock represented by these record holders.

There is currently no established public trading market for Clearwire Class B Common Stock.

Clearwire Class A Common Stock Repurchases

Clearwire Class A Common Stock repurchases in the period following the closing of the Transactions were as follows:

Maximum
Number of
			Total Number	Shares (or
			of Shares	Approximate
			Purchased as	Dollar Value)
			Part of Publicly	That May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
	Purchased	Paid Per Share	Programs	or Programs

November 28 to December 31, 2008	108,777	$5.03	—	—

Total	108,777	$5.03	—	—

The purchased shares indicated in the above table were surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units under our employee stock compensation plans.

Equity Compensation Plan

In connection with the closing of the Transactions, we assumed the Old Clearwire 2008 Stock Compensation Plan, the Old Clearwire 2007 Stock Compensation Plan and the Old Clearwire 2003 Stock Option Plan.

The table below presents information as of December 31, 2008 for our equity compensation plans, which was previously approved by Old Clearwire’s stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

Number of Securities
Remaining Available
	Number of Securities			for Future Issuance
	To Be Issued Upon			Under Equity
	Exercise of			Compensation Plans
	Outstanding Options		Weighted Average	(Excluding Securities
	Vesting of Restricted		Exercise Price	Reflected in the
Plan category	Stock Units(1)		of Options(3)	First Column)

Equity compensation plans approved by stockholders	22,444,226	(2)	14.21	78,859,000

(1)	All of the securities were acquired in connection with the closing of the Transactions.

(2)	Our equity compensation plans authorize the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Of these shares, 19,171,601 are to be issued upon the exercise of outstanding options and 3,272,625 are to be issued pursuant to the vesting of outstanding restricted stock units.

(3)	As there is no exercise price for restricted stock units, this price represents the weighted average exercise price of stock options only.

Dividend Policy

We have not declared or paid any dividends on our Common Stock since the closing of the Transactions. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our senior secured notes and the loan documents governing our Senior Term Loan Facility impose significant restrictions on our ability to pay dividends to our stockholders.

Performance Graph

The graph below compares the annual percentage change in the cumulative total return on Clearwire Class A Common Stock with the NASDAQ Composite Index and the NASDAQ Telecom Index. The graph shows the value as of December 31, 2008, of $100 invested on December 1, 2008 in Clearwire Class A Common Stock, the NASDAQ Composite Index and the NASDAQ Telecom Index.

Comparison of Cumulative Total Returns
Among Clearwire Corporation, NASDAQ Composite Index, and NASDAQ Telecom Index

	12/1/2008	12/5/2008	12/12/2008	12/19/2008	12/26/2008	12/31/2008
Clearwire	$100.00	$53.48	$54.81	$49.87	$53.88	$65.91
NASDAQ Composite Index	$100.00	$107.96	$110.20	$111.89	$109.45	$112.80
NASDAQ Telecom Index	$100.00	$106.07	$111.21	$112.66	$109.92	$112.14

ITEM 6.	Selected Financial Data

The following selected historical financial data are derived from our audited financial statements. The balance sheet data as of December 31, 2008 and 2007 and the statements of operations data for the years ended December 31, 2008 and 2007 are derived from our audited financial statements and related notes that are included elsewhere in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2008(1)	2007
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$20,489	$—
Cost of goods and services and network costs (exclusive of items shown separately below)	131,489	48,865
Selling, general and administrative expense	150,940	99,490
Depreciation and amortization	58,146	3,979
Spectrum lease expense	90,032	60,051
Transaction related expenses	82,960	—

Total operating expenses	513,567	212,385

Operating loss	(493,078)	(212,385)
Other income (expense), net	(37,662)	4,022
Non-controlling interests	159,721	—
Income tax provision	(61,607)	(16,362)

Net loss	$(432,626)	$(224,725)

Net loss per Clearwire Class A Common Share(2):
Basic	$(0.16)

Diluted	$(0.28)

Weighted average Clearwire Class A Common Shares outstanding:
Basic	189,921
Diluted	694,921
Other Financial Data:
Capital expenditures	$534,196	$329,469

(1)	The year ended December 31, 2008 includes the results of operations for the Sprint WiMAX Business for the first eleven months of 2008 prior to the closing of the Transactions and the results of our operations subsequent to the Closing. The 2007 operations data represents the Sprint WiMAX Business’ historical results of operations.

(2)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008.

	2008	2007
	(In thousands)

Operating Data:
Subscribers:(1)
United States	424	—
International	51	—

(1)	Represents the number of households and business or governmental entities receiving wireless broadband connectivity through our network.

	2008	2007
	(In thousands)

Balance Sheet Data:
Current assets	$3,165,872	$8,399
Property, plant and equipment, net	1,319,945	491,896
Spectrum licenses	4,471,862	2,642,590
Total assets	9,124,167	3,144,158
Long-term debt	1,350,498	—
Total stockholders’ equity	2,066,192	2,464,936

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the years ended December 31, 2008 and 2007 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

Forward-Looking Statements

Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Annual Report on Form 10-K represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based or the success of our business.

When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” “if,” “will” and similar expressions generally identify forward-looking statements.

Recent Developments and Overview

On May 7, 2008, we entered into the Transaction Agreement with Sprint, Comcast, Time Warner Cable, Bright House, Google and Intel, in an effort to expedite the development of a nationwide wireless broadband network, expedite the commercial availability of wireless broadband services over the wireless broadband network, enable the offering of a greater depth and breadth of wireless broadband services and promote wireless broadband development.

Pursuant to the Transaction Agreement, the assets of Old Clearwire and its subsidiaries before the consummation of the Transactions were combined with the spectrum and certain other assets associated with the development and operations of the Sprint WiMAX Business, with the Investors contributing an aggregate of $3.2 billion in cash to the combined company. In connection with the Closing, we entered into various commercial agreements with Sprint and the Investors. The Closing occurred on November 28, 2008.

As a result of the Transactions, each share of Old Clearwire, which we refer to as Old Clearwire Class A Common Stock was converted into the right to receive one share of Clearwire Class A Common Stock, and each option and warrant to purchase shares of Old Clearwire Class A Common Stock was converted into an option or warrant, as applicable, to purchase the same number of shares of Clearwire Class A Common Stock in Clearwire.

After the Transactions, Sprint and the Investors, other than Google, own shares of Clearwire Class B Common Stock, which have equal voting rights to Clearwire Class A Common Stock, but have only limited economic rights. Unlike the holders of Clearwire Class A Common Stock, the holders of Clearwire Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Clearwire Class B

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. In exchange for its investment, Google initially received 25 million shares of Clearwire Class A Common Stock.

In addition, at the Closing, we entered into several commercial agreements with Sprint and certain of the Investors relating to, among other things, access rights to towers that Sprint owns or leases, resales by us and certain Investors of bundled second generation wireless communications, which we refer to as 2G, and third generation wireless communications, which we refer to as 3G services, from Sprint, resales by Sprint and certain Investors of our fourth generation wireless broadband, which we refer to as 4G, services, most favored reseller status with respect to economic and non-economic terms of certain service agreements, collective development of new 4G services, creation of desktop and mobile applications on the Clearwire network, the embedding of WiMAX chips into various Clearwire network devices and the development of Internet services and protocols. As a result of our entering into certain of the commercial agreements with Sprint and the Investors in connection with the Transactions, we expect to increase our distribution opportunities, thereby permitting us to expand our subscriber base and increase revenues.

Business Segments

We comply with the requirements of Statement of Financial Accounting Standards, which we refer to as SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, which we refer to as the CODM, in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the CODM as our Chief Executive Officer. As our business continues to mature, we assess how we view and operate our business. Based on the nature of our operations, we market a product that is basically the same product across our United States and international markets. Our CODM assesses and reviews the Company’s performance and makes resource allocation decisions at the domestic and international levels. In 2008, we have identified two reportable segments: the United States and the International business. In 2007, we only had one reportable business segment: the United States, as we had no international operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to investments, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.

Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.

In consultation with our board of directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements: revenue recognition; impairments of long-lived

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

assets; impairments of intangible assets with indefinite useful lives; business combinations; share-based compensation; accounting for spectrum licenses and leases; the deferred tax asset valuation allowance; investments and fair value measurements.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin, which we refer to as SAB, Topic 13, Revenue Recognition, when all of the following conditions exist: (i) persuasive evidence of an arrangement exists in the form of an accepted purchase order; (ii) delivery has occurred, based on shipping terms, or services have been rendered; (iii) the price to the buyer is fixed or determinable, as documented on the accepted purchase order; and (iv) collectability is reasonably assured.

We primarily earn revenue by providing access to our wireless broadband network. Also included is revenue from the lease of CPE to customers and other additional services, including VoIP telephony service, personal and business email and static Internet Protocol. Activation fees are charged to customers when initiating a service subscription.

We apply Emerging Issues Task Force, which we refer to as EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to account for revenue arrangements with activation and/or multiple service components. These arrangements are allocated among the separate units of accounting based on the relative fair values if the deliverables in the arrangement meet certain criteria.

We apply EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as commissions earned.

We record estimated reductions to revenue for customer programs at the time revenue is recognized. Our customer programs primarily involve promotional discounts on service fees for a specified period of time, which are designed to serve as sales incentives for our products in various target markets. We account for promotional discounts in accordance with EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which we refer to as EITF No. 01-09 and, as such, the discount is treated as cash consideration and recorded as a reduction of revenue. Other promotions providing a free product or service from an unrelated entity are considered a deliverable in the exchange and not a refund or rebate of a portion of the service fees charged to the customer, and are treated as non-cash consideration and are expensed as incurred in accordance with EITF No. 01-09 as opposed to a reduction in revenue.

Service revenue from customers for the wireless broadband and optional services are billed in advance and recognized ratably over the service period. Activation fees charged to the customer are deferred and recognized as service revenue on a straight-line basis over the expected life of the customer relationship, which we have estimated to be 3.5 years for our pre-WiMAX customers. This expected life was determined based on our assessment of industry averages and our assessment of data on the duration of a customer life and average monthly churn.

Revenue associated with the sale of CPE and other equipment to our customers is recognized when title and risk of loss transfer to the customer. Generally, the risks of ownership and title pass when product is delivered to our customer. Shipping and handling costs billed to customers are recorded to service revenue.

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Impairments of Long-lived Assets

We review our long-lived assets to be held and used, including property, plant and equipment and intangible assets with definite useful lives, for recoverability whenever an event or change in circumstances indicates that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Such circumstances include, but are not limited to the following:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projections of continuing losses associated with use of the asset;

•	a significant change in our business or technology strategy, such as a switch to mobile WiMAX wireless broadband network;

•	a significant change in our management’s views of growth rates for our business; and

•	a significant change in the anticipated future economic and regulatory conditions and expected technological availability.

We evaluate quarterly, or as needed, whether such events and circumstances have occurred. When such events or circumstances exist, we would determine the recoverability of the asset’s carrying value by estimating the undiscounted future net cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use of the asset. For purposes of recognition and measurement, we group our long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities.

If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. As of December 31, 2008, our stock price was $4.93 compared to our stock price on the date of the Transactions of $6.62. This market decline is deemed to be a triggering event under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requiring us to perform an impairment test. We conducted the recoverability test and concluded there was no impairment.

Impairments of Intangible Assets with Indefinite Useful Lives

We assess the impairment of intangible assets with indefinite useful lives at least annually, or whenever an event or change in circumstances indicates that the carrying value of such asset or group of assets may not be recoverable. Factors we consider important, any of which could trigger an impairment review, include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

We account for our intangible assets that have indefinite lives in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we refer to as SFAS No. 142. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. In accordance with SFAS No. 142, intangible assets with indefinite useful lives are assessed

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairment of our indefinite lived intangible assets in any of the periods presented.

Business Combinations

We account for acquisitions occurring before January 1, 2009 using the purchase method in accordance with SFAS No. 141, Business Combinations, which we refer to as SFAS No. 141. SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair value being recorded as goodwill. If the cost of the acquisition is less than the fair value of the net assets acquired, the difference is allocated to the eligible assets under SFAS No. 141. The allocation process requires an analysis of acquired fixed assets, contracts, and contingencies to identify and allocate the excess of fair value over cost to the eligible assets acquired. Significant management judgment is required in estimating the fair value of assets acquired. The fair value estimates are based on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. Our allocation of the purchase price to specific assets and liabilities is based upon customary valuation procedures and techniques. Purchase transactions are subject to purchase price allocation adjustments due to contingency resolution for up to one year after close.

Share-Based Compensation

We account for our share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which we refer to as SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. We recognize compensation costs, net of a forfeiture rate, for those shares expected to vest on a graded vesting schedule over the requisite service period of the award, which is generally the option vesting term of four years. Going forward, stock-based compensation expenses may increase as we issue additional equity-based awards to continue to attract and retain key employees.

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units, which we refer to as RSUs. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of Clearwire Class A Common Stock on the date of grant. In determining the fair value of stock options, we use the Black-Scholes valuation model, which we refer to as BSM, to estimate the fair value of stock options which requires complex and judgmental assumptions including estimated stock price volatility and employee exercise patterns (expected life of the option). The computation of expected volatility is based on an average historical volatility from common shares of a group of our peers as well as our own volatility. The expected life of options granted is based on the simplified calculation of expected life, described in SAB No. 107, Share-Based Payment, due to lack of option exercise history. If any of the assumptions used in the BSM change significantly, share-based compensation expense may differ materially for future grants as compared to the current period.

SFAS No. 123(R) also requires that we recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock-based compensation expense may be required in future periods.

Accounting for Spectrum Licenses and Leases

We have three types of arrangements for spectrum licenses in the United States: owned spectrum licenses with indefinite lives, owned spectrum licenses with definitive lives and spectrum leases.

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

The owned licenses in the United States and internationally that have a track record of renewal are accounted for as intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142. In accordance with SFAS No. 142, intangible assets with indefinite useful lives are not amortized but must be assessed for impairment annually or more frequently if an event indicates that the asset might be impaired.

Owned licenses internationally that do not have a track record of renewal are accounted for as long-lived assets and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by SFAS No. 144.

We account for the spectrum lease arrangements as executory contracts which are similar to operating leases. For leases containing scheduled rent escalation clauses we record minimum rental payments on a straight-line basis over the terms of the leases, including the renewal periods as appropriate. For leases involving significant up-front payments, we account for such payments as prepaid spectrum lease costs.

Deferred Tax Asset Valuation Allowance

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In accordance with SFAS No. 109, Accounting for Income Taxes, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including our limited operating history, scheduled reversals of deferred tax liabilities, projected future taxable income/loss, tax planning strategies and recent financial performance. As it relates to the U.S. tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications LLC will reverse within the reversal periods of its deferred tax assets and accordingly represents relevant future taxable income. We have recorded a valuation allowance for net deferred tax assets, which was approximately $349.0 million and $98.7 million as of December 31, 2008 and 2007, respectively.

Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB No. 59, Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. We classify marketable debt and equity securities that are available for current operations as short-term available-for-sale investments, which are stated at fair value. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Losses are recognized when a decline in fair value is determined to be other-than-temporary. Realized gains and losses are determined on the basis of the specific identification method. We review our short-term and long-term investments on an ongoing basis for indicators of other-than-temporary impairment, and this determination requires significant judgment.

We have an investment portfolio comprised of U.S. treasuries and auction rate securities. The value of these securities is subject to market volatility for the period we hold these investments and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than our cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current estimated fair value and a realized loss equal to the decline is reflected in the consolidated statement of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

In determining fair value, we use quoted prices in active markets where such prices are available, or we use models to estimate fair value using various methods including the market, income and cost approaches. For investments where we use models to estimate fair value in the absence of quoted market prices, we often utilize certain assumptions that market participants would use in pricing the investment, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs are readily observable, market corroborated, or unobservable Company inputs.

We estimate the fair value of securities without quoted market prices using internally generated pricing models that require various inputs and assumptions. We believe that our pricing models, inputs and assumptions are what market participants would use in pricing the securities. We maximize the use of observable inputs to the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. We typically receive external valuation information for U.S. Treasuries, other U.S. Government and Agency securities, as well as certain corporate debt securities, money market funds and certificates of deposit. We also use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participants would use in pricing the security. Our internally generated pricing models may include our own data and require us to use our judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. We use many factors that are necessary to estimate market values, including, interest rates, market risks, market spreads, and timing of cash flows, market liquidity, and review of underlying collateral and principal, interest and dividend payments. The use of different judgments and assumptions could result in different presentations of pricing and security prices could change significantly based on market conditions.

Fair Value Measurements

During 2008, we adopted SFAS No. 157, Fair Value Measurements, which we refer to as SFAS No. 157, for our financial assets and liabilities that are recognized or disclosed at fair value on an annual or more frequently recurring basis. These include our derivative instruments and our short-term and long-term investments.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In accordance with SFAS No. 157 and our policy, it is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. In estimating fair values, we utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk. The degree of management judgment involved in determining the fair

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

value of a financial instrument is dependent on the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own judgment about the assumptions that market participants would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources.

CLEARWIRE CORPORATION AND SUBSIDIARIES

Results of Operations

Within this “Results of Operations” section, we disclose results of operations on both an “as reported” and a “pro forma” basis. The reported results are not necessarily representative of our ongoing operations as Old Clearwire’s results are included only for the period of time after the November 28, 2008 Closing. Prior to that date, the reported results reflect only the Sprint WiMAX Business’ results. Therefore, to facilitate an understanding of our trends and on-going performance, we have presented pro forma results in addition to the reported results. The unaudited pro forma combined statements of operations were prepared in accordance with Article 11- Pro forma Financial Information of Securities and Exchange Commission Regulation S-X. The pro forma results include both the Sprint WiMAX Business and Old Clearwire for 2008 and 2007, as adjusted for certain pro forma purchase accounting adjustments and other non-recurring charges, and give effect to the Transactions as though the Closing had occurred as of January 1, 2007. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”

The following table sets forth as reported operating data for the periods presented (in thousands, except per share data).

As Reported Results — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007

REVENUES	$20,489	$—
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below)	131,489	48,865
Selling, general and administrative expense	150,940	99,490
Depreciation and amortization	58,146	3,979
Spectrum lease expense	90,032	60,051
Transaction related expenses	82,960	—

Total operating expenses	513,567	212,385

OPERATING LOSS	(493,078)	(212,385)
OTHER INCOME (EXPENSE):
Interest income	1,091	—
Interest expense	(16,545)	—
Foreign currency gains, net	684	—
Other-than-temporary impairment loss and realized loss on investments	(17,036)	—
Other income (expense), net	(5,856)	4,022

Total other income (expense), net	(37,662)	4,022

LOSS BEFORE NON-CONTROLLING INTERESTS AND INCOME TAXES	(530,740)	(208,363)
Non-controlling interests in net loss of consolidated subsidiaries	159,721	—

LOSS BEFORE INCOME TAXES	(371,019)	(208,363)
Income tax provision	(61,607)	(16,362)

NET LOSS	$(432,626)	$(224,725)

Net loss per Clearwire Class A Common Share (1):
Basic	$(0.16)

Diluted	$(0.28)

Weighted average Clearwire Class A Common Shares outstanding:

	Year Ended December 31,
	2008	2007

Basic	189,921

Diluted	694,921

(1)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008.

Revenue.  Revenue is primarily generated from subscription and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Revenue	$20,489	$—	$20,489	N/M

The increase in Revenue for 2008 is primarily due to the revenue received from operations of Clearwire following the closing of the Transactions on November 28, 2008, where we acquired all of the Old Clearwire markets and subscribers. Revenue in the United States represented 87% and international represented 13% of total revenue for the year ended December 31, 2008. As of December 31, 2008, we operated our services in 47 domestic and four international markets. Total subscribers in all markets were approximately 475,000 as of December 31, 2008. There were no subscribers as of December 31, 2007. We expect revenues to increase due to the roll out of new mobile WiMAX markets, which will increase our subscriber base, and an increase in service offerings in 2009. In addition, we expect that average revenue per user, which we refer to as ARPU, will be similar to current levels because increases from multiple service offerings per customer will likely be offset by the impact of promotional pricing. We expect that churn will increase in our pre-WiMAX markets as we transition these networks to mobile WiMAX technology.

Cost of goods and services and network costs.  Cost of goods and services includes costs associated with tower rents, direct Internet access and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence. Cost of goods and services also includes certain network equipment, site costs, facilities costs, software licensing and certain office equipment. Network costs primarily consist of external services and internal payroll incurred in connection with the design, development and construction of the network. The external services include consulting fees, contractor fees and project-based fees that are not capitalizable.

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Cost of goods and services and network costs	$131,489	$48,865	$82,624	169.1%

Cost of goods and services and network costs increased $82.6 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to an increase in tower lease and backhaul expenses. We expect costs of goods and services and network costs to increase significantly in 2009 as we expand our network.

Selling, general and administrative expense.  Selling, general and administrative expenses, which we refer to as SG&A, include all of the following: treasury services, human resources and other shared services that were provided by Sprint prior to the Closing; salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal following the Closing; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch, which are included in cost of goods and services and network costs; and

costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Selling, general and administrative expense	$150,940	$99,490	$51,450	51.7%

The increase is consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our mobile WiMAX services, especially the higher sales and marketing and customer care expenses in support of the launch of the Baltimore market. The increase in employee compensation and related costs, which includes facilities costs, is primarily due to the acquisition of Old Clearwire and all of its employees. Employee headcount increased at December 31, 2008 to approximately 1,635 employees compared to approximately 520 employees at December 31, 2007. Our focus in 2009 and 2010 will be on development and expansion of our wireless 4G network. We expect that cost per gross addition, which we refer to as CPGA, will increase as new markets are launched, consistent with our past operating experiences.

Depreciation and amortization

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Depreciation and amortization	$58,146	$3,979	$54,167	1361.3%

Depreciation and amortization expense primarily represents the depreciation recorded on network assets that are being placed into service as we continue to build and develop our networks. During the year ended December 31, 2007, substantially all of the capital expenditures represented construction work in progress and therefore very little depreciation was recorded. In 2008, assets were placed into service as they were available for use and have been depreciated accordingly. The increase is also due to depreciation and amortization expense recorded on assets acquired from Old Clearwire for the period after the closing of the Transactions on November 28, 2008. Depreciation and amortization will increase as additional mobile WiMAX markets are launched and placed into service during 2009.

Spectrum lease expense

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Spectrum lease expense	$90,032	$60,051	$29,981	49.9%

Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as the acquisition of spectrum leases as part of the Transactions. With the significant number of new spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms. Many of the leases acquired as part of the Transactions were entered into before 2007 and the periodic payments before January 1, 2007 were funded by Sprint. Spectrum expense for these contracts was $21 million and $35 million in 2005 and 2006, respectively.

Transaction related expenses

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Transaction related expenses	$82,960	$—	$82,960	N/M

Transaction related expenses include a one-time $80.6 million settlement loss resulting from the termination of spectrum lease agreements in which Sprint leased spectrum to Old Clearwire prior to the Transactions. Before the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the

Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Transactions, the spectrum lease agreements were effectively terminated, and the settlement of those agreements was accounted for as a separate element apart from the business combination. The settlement loss recognized from the termination was valued based on the amount by which the agreements were favorable or unfavorable to our business as compared to current market rates.

Interest expense

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Interest expense	$(16,545)	$—	$(16,545)	N/M

The increase in interest expense was due to $7.9 million of interest expense recorded on the note payable to Sprint for the repayment of the Sprint Pre-Closing Financing Amount and the $8.6 million of interest expense recorded on the long-term debt acquired from Old Clearwire as part of the Closing.

Other-than-temporary impairment loss and realized loss on investments

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Other-than-temporary impairment loss and realized loss on investments, net	$(17,036)	$—	$(17,036)	N/M

The increase in the other-than-temporary impairment loss and realized loss on investments is primarily due to a decline in the value of investment securities for the period following the Closing, which we determined to be other than temporary. During the year ended December 31, 2008, we incurred other-than-temporary impairment losses of $17.0 million related to a decline in the estimated fair values of our investment securities.

Tax provision

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Income tax provision	$(61,607)	$(16,362)	$(45,245)	276.5%

The increase in the income tax provision is primarily due to increased deferred tax liabilities from additional amortization taken for federal income tax purposes by the Sprint WiMAX Business on certain indefinite-lived licensed spectrum prior to the Closing. The Sprint WiMAX Business incurred significant deferred tax liabilities related to the spectrum licenses. Due to the indefinite-lived nature of such intangible assets, we can not estimate the amount or timing, if any, of such deferred tax liabilities reversing in future periods. Accordingly, these deferred tax liabilities are not relevant future taxable income and their increase is not offset by a release of valuation allowance on our net operating losses. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of $61.4 million in 2008 prior to the Closing.

Non-controlling interests in net loss of consolidated subsidiaries

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Non-controlling interests in net loss of consolidated subsidiaries	$159,721	$—	$159,721	N/M

The non-controlling interests in net loss represent the allocation of a portion of the net loss to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint and the Investors, other than Google, of Clearwire Communications Class B Common Interests upon the Closing.

Pro Forma Results — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The unaudited pro forma combined statements of operations that follows is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2007 and should not be taken as representative of the future consolidated results of operations of the Company.

The following unaudited pro forma combined statements of operations for the years ended December 31, 2008 and 2007 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the audited consolidated financial statements of Clearwire for the years ended December 31, 2008 and 2007; (2) the audited consolidated financial statements of Old Clearwire for the year ended December 31, 2007; and (3) the unaudited accounting records for the period January 1, 2008 to November 28, 2008 for Old Clearwire. The unaudited pro forma combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”

The following table sets forth pro forma operating data for Clearwire adjusted for the related purchase accounting adjustments and other non-recurring charges, for the periods presented (in thousands):

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

	2008	2007
	(In thousands)

REVENUES:	$230,646	$151,440
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below):	285,759	156,146
Selling, general and administrative expense	484,421	461,553
Depreciation and amortization	128,602	80,766
Spectrum lease expense	250,184	190,942

Total operating expenses	1,148,966	889,407

OPERATING LOSS	(918,320)	(737,967)
OTHER INCOME (EXPENSE):
Interest income	18,569	65,736
Interest expense	(192,588)	(192,624)
Foreign currency gains, net	153	363
Other-than-temporary impairment loss and realized loss on investments	(78,447)	(35,020)
Other expense, net	(11,121)	(1,647)

Total other income (expense), net	(263,434)	(163,192)

LOSS BEFORE NON-CONTROLLING INTERESTS AND INCOME TAXES	(1,181,754)	(901,159)
Non-controlling interests in net loss of consolidated subsidiaries	867,608	663,098

LOSS BEFORE INCOME TAXES	(314,146)	(238,061)
Income tax provision	—	—

NET LOSS	$(314,146)	$(238,061)

Revenue.  Revenue is primarily generated from subscription and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP telephony, and web hosting services.

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Revenue	$230,646	$151,440	$79,206	52.3%

Revenue in the United States represented 84% and international represented 16% of total revenue for the year ended December 31, 2008 compared to 81% and 19% for the year ended December 31, 2007, respectively. Total subscribers in all markets grew to approximately 475,000 as of December 31, 2008 (actual) from approximately 394,000 as of December 31, 2007 (pro forma). The growth in subscribers and the increase in services available to customers were the primary reasons for the increase in revenue when comparing the year ended December 31, 2008 to the year ended December 31, 2007. We expect revenues to increase due to the roll out of new mobile WiMAX markets, which will increase our subscriber base, and an increase in service offerings in 2009. In addition, we expect that ARPU will be similar to current levels because increases from multiple service offerings per customer, will likely be offset by the impact of promotional pricing. We expect that churn will increase in our pre-WiMAX markets as we transition these networks to mobile WiMAX technology.

Cost of goods and services and network costs.  Costs of goods and services and network costs primarily includes costs associated with tower rents, direct Internet access and backhaul, as well as network related expenses. Cost of goods and services and network costs also includes certain network equipment, site costs, facilities costs, software licensing and certain office equipment.

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Cost of goods and services and network costs	$285,759	$156,146	$129,613	83.0%

The increase in cost of goods and services and network costs was primarily due to an increase in the number of towers, increases in direct Internet access and related backhaul costs and additional expenses as we launched an additional market in 2008 and prepared for future mobile WiMAX builds from December 31, 2007 to December 31, 2008. We expect costs of goods and services and network costs to increase significantly in 2009 as we expand our network.

Selling, general and administrative expense.  SG&A includes all of the following: treasury services, human resources and other shared services that were provided by Sprint prior to the Closing; salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch which is included in cost of goods and services and network costs; and costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Selling, general and administrative expense	$484,421	$461,553	$22,868	5.0%

The increase in SG&A was due to additional costs related to the launch of mobile WiMAX services, which was offset by reductions in employee headcount and related expenses. Our employee headcount was approximately 1,635 at December 31, 2008 (actual) compared to approximately 2,510 employees at December 31, 2007 (pro forma). Our focus in 2009 and 2010 will be on development and expansion of our wireless 4G network. We expect that CPGA will increase as new markets are launched, consistent with our past operating experiences.

Depreciation and amortization

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Depreciation and amortization	$128,602	$80,766	$47,836	59.2%

The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of CPE related to associated subscriber growth. The majority of the increase in depreciation and amortization expense relates to the development of our pre-WiMAX network between 2007 and 2008. Depreciation and amortization will increase as additional mobile WiMAX markets are launched and placed into service during 2009.

Spectrum lease expense

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Spectrum lease expense	$250,184	$190,942	$59,242	31.0%

Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as the acquisition of spectrum leases as part of the Transactions. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases they are replaced with new leases, usually at a higher lease cost per month, but with longer terms. Many of the leases acquired as part of the Transactions were entered into before 2007 and the periodic payments before January 1, 2007 were funded by Sprint. Spectrum expense for these contracts was $21 million and $35 million in 2005 and 2006, respectively.

Interest income

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Interest income	$18,569	$65,736	$(47,167)	(71.8)%

The decrease was primarily due to the reduction in interest rates earned on investments, as well as lower principal balances of short-term and long-term investments held during the year ended December 31, 2008 compared to 2007.

Other-than-temporary impairment loss and realized loss on investments

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Other-than-temporary impairment loss and realized loss on investments	$(78,447)	$(35,020)	$(43,427)	124.0%

The increase in the other-than-temporary impairment loss and realized loss on investment securities is due to an increase in the decline in value of investment securities for the year ended December 31, 2008, which we determined to be other than temporary. At December 31, 2008, we held available-for-sale short-term and long-term investments with a fair value and cost of $1.9 billion. During the year ended December 31, 2008, we incurred other-than-temporary impairment losses of $78.4 million related to a decline in the estimated fair values of our investment securities.

Non-controlling interests in net loss of consolidated subsidiaries

	Year Ended
	December 31,		Dollar	Percentage
(In thousands, except percentages)	2008	2007	Change	Change

Non-controlling interests in net loss of consolidated subsidiaries	$867,608	$663,098	$204,510	30.8%

The non-controlling interests in net loss of consolidated subsidiaries represent the allocation of a portion of the net loss to the non-controlling interests in consolidated subsidiaries based on the Clearwire Communications Class B Common Interests’ ownership in Clearwire Communications.

Pro Forma Reconciliation

The unaudited pro forma combined statements of operations that follows is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2007 and should not be taken as representative of the future consolidated results of operations of the Company.

The following unaudited pro forma combined statements of operations for the years ended December 31, 2008 and 2007 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the audited consolidated financial statements of Clearwire for the years ended December 31, 2008 and 2007; (2) the audited consolidated financial statements of Old Clearwire for the year ended December 31, 2007; and (3) the unaudited accounting records for the period January 1, 2008 to November 28, 2008 for Old Clearwire. The unaudited pro forma combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto.

The following table provides a reconciliation from the as reported results to the pro forma results presented above for the Company for the years ended December 31, 2008 and 2007 (in thousands):

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Historical					Historical
	12 Month Period	11 Month Period	Purchase		Clearwire	12 Month Period	12 Month Period	Purchase		Clearwire
	Clearwire	Old	Acctng and		Corporation	Clearwire	Old	Acctng and		Corporation
	Corporation(1)	Clearwire	Other(2)		Pro Forma	Corporation(1)	Clearwire	Other(2)		Pro Forma
	(In thousands)

REVENUES:	$20,489	$210,157	$—		$230,646	$—	$151,440	$—		$151,440

OPERATING EXPENSES

Cost of goods and services and network costs (exclusive of items shown separately below):	131,489	154,270	—		285,759	48,865	107,281	—		156,146

Selling, general and administrative expense	150,940	372,381	(38,900	)(a)	484,421	99,490	362,063	—		461,553

Depreciation and amortization	58,146	104,817	(52,865	)(b)	128,602	3,979	84,694	(29,399	)(b)	80,766

			18,504	(c)				21,492	(c)

Spectrum lease expense	90,032	128,550	34,163	(c)	250,184	60,051	96,417	37,268	(c)	190,942

			(2,561	)(d)				(2,794	)(d)

Transaction related expenses	82,960	46,166	(48,553	)(e)	—	—	—	—		—

			(80,573	)(f)

Total operating expenses	513,567	806,184	(170,785)		1,148,966	212,385	650,455	26,567		889,407

OPERATING LOSS	(493,078)	(596,027)	170,785		(918,320)	(212,385)	(499,015)	(26,567)		(737,967)

OTHER INCOME (EXPENSE):

Interest income	1,091	17,478	—		18,569	—	65,736	—		65,736

Interest expense	(16,545)	(94,438)	94,055	(g)	(192,588)	—	(96,279)	95,285	(g)	(192,624)

			(175,660	)(h)				(191,630	)(h)

Foreign currency gains (losses), net	684	(531)	—		153	—	363	—		363

Loss on extinguishment of debt	—	—	—		—	—	(159,193)	159,193	(g)	—

Other-than-temporary impairment loss and realized loss on investments	(17,036)	(61,411)	—		(78,447)	—	(35,020)	—		(35,020)

Other income (expense), net	(5,856)	(2,704)	(2,561	)(d)	(11,121)	4,022	(2,875)	(2,794	)(d)	(1,647)

Total other income (expense), net	(37,662)	(141,606)	(84,166)		(263,434)	4,022	(227,268)	60,054		(163,192)

LOSS BEFORE NON-CONTROLLING INTERESTS AND INCOME TAXES	(530,740)	(737,633)	86,619		(1,181,754)	(208,363)	(726,283)	33,487		(901,159)

Non-controlling interests in net loss of consolidated subsidiaries	159,721	3,492	704,395	(f),(i)	867,608	—	4,244	658,854	(i)	663,098

LOSS BEFORE INCOME TAXES	(371,019)	(734,141)	791,014		(314,146)	(208,363)	(722,039)	692,341		(238,061)

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Historical					Historical
	12 Month Period	11 Month Period	Purchase		Clearwire	12 Month Period	12 Month Period	Purchase		Clearwire
	Clearwire	Old	Acctng and		Corporation	Clearwire	Old	Acctng and		Corporation
	Corporation(1)	Clearwire	Other(2)		Pro Forma	Corporation(1)	Clearwire	Other(2)		Pro Forma
(In thousands)

Income tax provision	(61,607)	(5,379)	66,986	(j)	—	(16,362)	(5,427)	21,789	(j)	—

NET LOSS	$(432,626)	$(739,520)	$858,000		$(314,146)	$(224,725)	$(727,466)	$714,130		$(238,061)

(1)	Basis of Presentation

Sprint entered into an agreement with Old Clearwire to combine both of their next generation wireless broadband businesses to form a new independent company called Clearwire. On Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire.

The Transactions are being accounted for under SFAS No. 141 as a reverse acquisition with the Sprint WiMAX Business deemed to be the accounting acquirer.

On the Closing, the Investors made an aggregate $3.2 billion capital contribution to Clearwire and its subsidiary Clearwire Communications. In exchange for their investment, Google initially received 25,000,000 shares of Clearwire Class A Common Stock and Sprint and the other Investors received 505,000,000 shares of Clearwire Class B Common Stock and an equivalent amount of Clearwire Communications Class B Common Interests. The number of shares of Clearwire Class A and B Common Stock and Clearwire Communications Class B Common Interests, as applicable, that the Investors were entitled to receive under the Transaction Agreement was subject to a post-closing adjustment based on the trading price of Clearwire Class A Common Stock on NASDAQ over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, or February 26, 2009, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. During the measurement period, Clearwire Class A Common Stock traded below $17.00 per share on NASDAQ, so on the Adjustment Date, we issued to the Investors an additional 4,411,765 shares of Clearwire Class A Common Stock and 23,823,529 shares of Clearwire Class B Common Stock and 23,823,529 additional Clearwire Communications Class B Common Interests to reflect the $17.00 final price per share. Additionally, in accordance with the subscription agreement, on February 27, 2009, CW Investments purchased 588,235 shares of Clearwire Class A Common Stock at $17.00 per share. For the purpose of determining the number of shares outstanding within the unaudited pro forma combined statements of operations, we assumed that the additional shares and common interests issued to the Investors on the Adjustment Date, as applicable, were issue as of the Closing and that the Closing was consummated on January 1, 2007. After giving effect to the Transactions, the post-closing adjustment and the investment by CW Investments of $10 million, Sprint owns the largest interest in Clearwire with an effective voting and economic interest in Clearwire and its subsidiaries of approximately 51%.

In connection with the integration of the Sprint WiMAX Business and Old Clearwire operations, we expect that certain non-recurring charges will be incurred. We also expect that certain synergies might be realized due to operating efficiencies or future revenue synergies expected to result from the Transactions. However, the amount and extent of those synergies cannot be quantified at this time. Therefore, no pro forma adjustments have been reflected in the unaudited pro form combined statements of operations to reflect any such costs or benefits.

(2)	Pro Forma Adjustments Related to Purchase Accounting and Other Non-recurring Charges for the Years Ended December 31, 2008 and 2007

The pro forma adjustments related to purchase accounting have been derived from the preliminary allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire, including the allocation of the excess of the estimated fair value of net assets acquired over the purchase price. The allocation of the purchase consideration is preliminary and based on valuations derived from estimated fair value assessments and assumptions used by management. The final purchase price allocation is pending the finalization of appraisal valuations of certain tangible and intangible assets acquired. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed, and the resulting amount of the excess of estimated fair value of net assets acquired over the purchase price.

Article 11 of Regulation S-X requires that pro forma adjustments reflected in the unaudited pro forma statement of operations are directly related to the transaction for which pro forma financial information is presented and have a continuing impact on the results of operations. Certain charges have been excluded in the unaudited pro forma combined statement of operations as such charges were incurred in direct connection with or at the time of the Transactions and are not expected to have an ongoing impact on the results of operations after the Closing.

(a)	Represents the accelerated vesting of stock options for certain members of management upon the Closing, which resulted in a one-time charge of approximately $38.9 million recorded by Old Clearwire in its historical financial statements for the 11 months ended November 28, 2008. As these are non-recurring charges directly attributable to the Transactions, they are excluded from the unaudited pro forma combined statement of operations for the year ended December 31, 2008.

(b)	The adjustments are to record depreciation and amortization expense on a pro forma basis related to the new basis of Old Clearwire property, plant and equipment in purchase accounting which are being depreciated and amortized over their estimated remaining useful lives on a straight-line basis. The reduction in depreciation results from a decrease in the carrying value of property, plant and equipment as a result of the allocation of the excess of the estimated fair value of net assets acquired over the purchase price.

(c)	Represents the adjustments to record amortization on a pro forma basis related to the new basis of the Old Clearwire spectrum lease contracts and other intangible assets over their estimated weighted average remaining useful lives on a straight-line basis.

(d)	Represents the elimination of intercompany other income and related expenses associated with the historical agreements pre-Closing between the Sprint WiMAX Business and Old Clearwire, where Old Clearwire leased spectrum licenses from the Sprint WiMAX Business.

(e)	Represents the reversal of transaction costs of $48.6 million for the year ended December 31, 2008, comprised of $33.4 million of investment banking fees and $15.2 million of other professional fees, recorded in the Old Clearwire historical financial statements for the year ended December 31, 2008. As these are non-recurring charges directly attributable to the Transactions, they are excluded from the unaudited pro forma combined statement of operations for the year ended December 31, 2008.

(f)	Prior to the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements. As a result of the Transactions, the spectrum lease agreements were effectively terminated, and the settlement of those agreements was accounted for as a separate element from the business combination. A settlement loss of $80.6 million resulted from the termination as the agreements were considered to be unfavorable to us relative to current market rates. This one-time charge recorded by Clearwire at the Closing is excluded from the unaudited pro forma combined statement of operations for the year ended December 31, 2008.

(g)	Prior to the Closing of the Transactions, Old Clearwire refinanced the Senior Term Loan Facility and renegotiated the loan terms. Historical interest expense related to the Senior Term Loan Facility before the refinancing and amortization of the deferred financing fees recorded by Old Clearwire, in the amounts of $94.1 million and $95.3 million for the years ended December 31, 2008 and 2007, respectively, have been reversed as if the Transactions were consummated on January 1, 2007. Additionally, the loss on extinguishment of debt of $159.2 million recorded for the year ended December 31, 2007 was reversed in the unaudited pro forma combined statement of operations.

(h)	Represents the adjustment to record pro forma interest expense assuming the Senior Term Loan Facility and the Sprint Tranche under the Amended Credit Agreement were outstanding as of the beginning of the earliest period presented, January 1, 2007. The Closing would have resulted in an event of default under the terms of the credit agreement underlying the Senior Term Loan Facility unless the consent of the lenders was obtained. On November 21, 2008, Old Clearwire entered into the Amended Credit Agreement with the lenders to satisfy this closing condition. The Amended Credit Agreement resulted in additional fees to be paid and adjustments to the underlying interest rates. The Sprint Pre-Closing Financing Amount was assumed by Clearwire on the Closing as a result of the financing of the Sprint WiMAX Business by Sprint for the period April 1, 2008 through the Closing, and added as an additional tranche under the Amended Credit Agreement. Pro forma interest expense was calculated over the period using the effective interest method resulting in an adjustment of $175.7 million and $191.6 million for the years ended December 31, 2008 and 2007, respectively, based on an effective interest rate of 14.0 percent. Pro forma interest expense also reflects an adjustment to accrete the debt to par value. Pro forma interest expense was calculated based on the contractual terms under the Amended Credit Agreement, assuming a term equal to its contractual maturity of 30 months and the underlying interest rate was the base rate of 2.75 percent, as the 3 month LIBOR rate in effect at the Closing was less than the base rate. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $1.6 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively.

(i)	Represents the allocation of a portion of the pro forma combined net loss to the non-controlling interests in consolidated subsidiaries based on Sprint’s and the Investors’ (other than Google) ownership of the Clearwire Communications Class B Common Interests in Clearwire Communications upon Closing and reflects the contributions by CW Investments and the Investors at $17.00 per share following the post-closing adjustment. This adjustment is based on pre-tax loss since income tax consequences associated with any loss allocated to the Clearwire Communications Class B Common Interests will be incurred directly by the Investors (other than Google) and by Sprint.

(j)	Represents the adjustment to reflect the pro forma income tax expense for each period which was determined by computing the pro forma effective tax rates for each period, giving effect to the Transactions. Clearwire expects to generate net operating losses into the foreseeable future and thus has recorded a valuation allowance for the deferred tax assets not expected to be realized. Therefore, for the years ended December 31, 2008 and 2007, no tax benefit was recognized.

Liquidity and Capital Resource Requirements

At the Closing, we received an aggregate of $3.2 billion of cash proceeds from the Investors. We expect the cash proceeds from this investment to primarily be used to expand our mobile WiMAX network in the United States, for spectrum acquisitions, and for general corporate purposes. As of December 31, 2008, with the proceeds of the investment, we believe that we held sufficient cash, cash equivalents and marketable securities to cause our estimated liquidity needs to be satisfied for at least 12 months.

To execute our plans, we will likely seek additional capital in the near future and over the long term. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. This additional financing may not be available to us on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including our market success as we deploy new mobile WiMAX markets, general economic conditions and the state of the capital markets, our future creditworthiness and restrictions contained in existing or future debt agreements.

We regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our cash requirements. Changes in our plans and strategy may include, among other things, changes to the extent and timing of our network deployment, increases or decreases in the number of our employees, introduction of new features or services, investments in capital and network infrastructure, acquisitions of spectrum or any combination of the foregoing.

In addition, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. Other than the impairment of our auction rate securities, we have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during 2008. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain additional external financing. The effects of these changes could also require us to make material changes to our current plans and strategy.

Cash Flow Analysis

The following analysis includes the results of operations for the Sprint WiMAX Business for the first eleven months of 2008 prior to the closing of the Transactions and the results of operations for Clearwire subsequent to the closing of the Transactions on November 28, 2008. The 2007 operations data represents the Sprint WiMAX Business’ historical results of operations.

The statement of cash flows includes the activities that were paid by Sprint on behalf of us prior to the closing of the Transactions. Financing activities include funding advances from Sprint through November 28, 2008. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of spectrum licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries.

The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007

Cash used in operating activities	$(406,306)	$(339,519)
Cash used in investing activities	(2,245,830)	(683,080)
Cash provided by financing activities	3,857,755	1,022,599
Effect of foreign currency exchange rates on cash and cash equivalents	524	—

Total cash flows	1,206,143	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$1,206,143	$—

Operating Activities

Net cash used in operating activities was $406.3 million for the year ended December 31, 2008. The cash used in operations is due primarily to payments for operating expenses, as we continue to expand and operate our business, and interest payments to service debt. This is partially offset by $20.2 million in cash received from customers.

Net cash used in operating activities was $339.5 million for the year ended December 31, 2007.

Investing Activities

During the year ended December 31, 2008, net cash used in investing activities was $2.2 billion. The net cash used in investing activities is due primarily to $1.8 billion in purchases of available-for-sale securities following the $3.2 billion cash investment from the Investors, $534.2 million in cash paid for property, plant and equipment and $109.3 million in payments for acquisition of spectrum licenses and other intangibles. These uses of cash are partially offset by $171.8 million of cash acquired from Old Clearwire as a result of the Transactions.

During the year ended December 31, 2007, net cash used in investing activities was $683.1 million. The net cash used in investing activities is due to $353.6 million in payments for acquisition of spectrum licenses and other intangibles and $329.5 million in cash paid for property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $3.9 billion for the year ended December 31, 2008. This is primarily due to $3.2 billion of cash received from the Investors, $532.2 million pre-transaction funding from Sprint and $392.2 million from the Sprint Pre-Closing Financing Amount, up through the Closing. These are partially offset by $213.0 million paid to to Sprint for partial reimbursement of the pre-closing financing, a $50.0 million debt financing fee and a $3.6 million payment on our Senior Term Loan Facility.

Net cash provided by financing activities was $1.0 billion for the year ended December 31, 2007. This was due to advances from Sprint.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2008. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of December 31, 2008 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$1,490,838	$14,292	$1,476,546	$—	$—
Interest payments(1)	401,665	125,007	276,658	—	—
Operating lease obligations	2,868,823	119,390	238,357	237,862	2,273,214
Spectrum lease obligations	5,020,998	149,833	248,876	268,393	4,353,896
Other contractual obligations(2)	541,822	246,357	169,483	34,460	91,522

Total	$10,324,146	$654,879	$2,409,920	$540,715	$6,718,632

(1)	Our interest payment obligations are estimated for all years using an interest rate of approximately 14.73%, based on our expected interest rate through the term of the loan.

(2)	Includes agreements to purchase equipment and installation services, backhaul and other goods and services from suppliers with take-or-pay obligations.

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements.

Recent Accounting Pronouncements

SFAS No. 141(R) — In December 2007, the Financial Accounting Standards Board, which we refer to as the FASB, issued SFAS No. 141 (revised 2007), Business Combinations, which we refer to as SFAS No. 141(R). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the Transactions; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing U.S. GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which we refer to as SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent stockholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009 as we have significant non-controlling interests. SFAS No. 160 will require us to present our non-controlling interests as a part of stockholders’ equity.

SFAS No. 161— In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which we refer to as SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not adopted SFAS No. 161, and we do not expect the effects of SFAS No. 161 to have a material effect on our consolidated financial statements.

FSP No. 142-3— In April 2008, the FASB issued FASB Staff Position, which we refer to as FSP, No. 142-3, Determination of the Useful Life of Intangible Assets, which we refer to as FSP No. 142-3. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not adopted FSP No. 142-3, and we do not expect the effects of FSP No. 142-3 to have a material effect on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

Our primary interest rate risk is associated with our Senior Term Loan Facility assumed at fair value as part of the Closing in the amount of $1.19 billion, net of discount, and the Sprint Tranche entered into on December 1, 2008, related to the reimbursement of $179.2 million of the Sprint Pre-Closing Financing Amount. We have a total outstanding principal balance of $1.41 billion, with a carrying value and an approximate fair market value of $1.36 billion at December 31, 2008. The rate of interest for borrowings under the Senior Term Loan Facility is the LIBOR base rate plus a margin of 6.00%, which base rate shall be no lower than 2.75% per annum or the alternate base rate, which is equal to the greater of (a) the Prime Rate or (b) the Federal Funds Effective rate plus 1/2 of 1%, plus a margin of 5.00%, which base rate shall be no lower than 4.75% per annum. These margin rates increase by 50 basis points on each of the sixth, twelfth, and eighteen month anniversaries of the Closing. At our option, the accrued interest resulting from the margin increases will be payable in cash or payable in kind by capitalizing the additional interest and adding it to the outstanding principal amount of the Senior Term Loan Facility. On the second anniversary of the Closing, for LIBOR-based loans, the applicable margin rate will increase to 14.00% per annum and for alternate base rate loans the applicable margin rate will increase to 13.00% per annum. Interest is payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In addition, on the second anniversary of the Closing, we are required to pay an amount equal to 4.00% of the outstanding principal balance of the Senior Term Loan Facility. This fee will be paid in kind by capitalizing the amount of the fee and adding it to the outstanding principal amount of the Senior Term Loan Facility. The current interest rate on our Senior Term Loan Facility was 8.8% at December 31, 2008. Our semi-variable interest rate has a LIBOR floor of 2.75%. A one percent increase above the floor would increase our annual interest expense by approximately $14.1 million per year.

Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the United States dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in the consolidated statement of operations. We believe that the fluctuation of foreign currency exchange rates did not have a material impact on our consolidated financial statements.

Investment Risk

At December 31, 2008, we held available-for-sale short-term and long-term investments with a fair value of $1.92 billion and a cost of $1.92 billion, of which investments with a fair value and cost of $19.0 million were auction rate securities and investments with a fair value and a cost of $1.90 billion were U.S. government and agency issues. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The estimated fair values of our investments are subject to significant fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.

Auction rate securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. Our investments in auction rate securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. The total fair value and cost of our security interests in CDOs as of December 31, 2008 was $12.9 million. We also own auction rate securities that are Auction Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. The total fair value and cost of our Auction Market Preferred securities as of December 31, 2008 was $6.1 million. These securities were rated BBB or Ba1 by Standard & Poor’s or Moody’s rating services, respectively, at December 31, 2008. Current market conditions are such that we are unable to estimate when the auctions will resume. As a result, our auction rate securities are classified as long-term investments.

Derivative Instruments

As part of the closing of the Transactions, we assumed two interest rate swap contracts that were entered into by Old Clearwire. In accordance with SFAS No. 133, we did not designate these swap agreements as cash flow hedges as of December 31, 2008. We are not holding these derivative contracts for trading or speculative purposes and continue to hold these derivatives to offset our exposure to interest rate risk.

The following table sets forth information regarding our interest rate derivative contracts as of December 31, 2008 (in thousands):

Type of	Notional	Maturity	Receive	Pay	Fair Market
Derivative	Amount	Date	Index Rate	Fixed Rate	Value

Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(7,847)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(13,744)

In addition, we are exposed to certain losses in the event of non-performance by the counterparties under the interest rate derivative contracts. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate derivative contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the interest rate swap contracts.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Kirkland, Washington

We have audited the accompanying consolidated balance sheet of Clearwire Corporation and subsidiaries (formerly the WiMAX Operations of Sprint Nextel Corporation) (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clearwire Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on November 28, 2008, Clearwire Corporation and the WiMAX Operations of Sprint Nextel Corporation (the “Sprint WiMAX Business”) completed a business combination. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and the accounting predecessor to the Company. The consolidated financial statements of the Company for the year ended December 31, 2008 include the results of the Sprint WiMAX Business from January 1, 2008 through November 28, 2008, and the consolidated results of the combined entity for the period from November 29, 2008 through December 31, 2008. The accounts of the Sprint WiMAX Business for the period prior from January 1, 2008 through November 28, 2008 have been prepared from the separate records maintained by Sprint Nextel Corporation and reflect allocations of expenses from Sprint Nextel Corporation and, therefore, may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had the Sprint WiMAX Business functioned as a stand-alone operation.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation (formerly the WiMAX Operations of Sprint Nextel Corporation):

We have audited the accompanying balance sheet of the WiMAX Operations of Sprint Nextel Corporation as of December 31, 2007, and the related statements of operations, cash flows and business equity (included within the statement of stockholders’ equity and comprehensive loss) for the year then ended. These financial statements are the responsibility of Sprint Nextel Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the WiMAX Operations of Sprint Nextel Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

McLean, Virginia
August 4, 2008

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,206,143	$—
Short-term investments (Note 4)	1,901,749	—
Restricted cash	1,159	—
Accounts receivable, net of allowance of $913 and $0	4,166	—
Notes receivable	4,837	—
Inventory	3,174	—
Prepaids and other assets	44,644	8,399

Total current assets	3,165,872	8,399
Property, plant and equipment, net (Note 5)	1,319,945	491,896
Restricted cash	8,381	—
Long-term investments (Note 4)	18,974	—
Spectrum licenses (Note 6)	4,471,862	2,642,590
Other intangible assets, net (Note 7)	122,808	1,273
Investments in equity investees	10,956	—
Other assets	5,369	—

TOTAL ASSETS	$9,124,167	$3,144,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 8)	$145,417	$—
Deferred revenue	11,761	—
Current portion of long-term debt (Note 10)	14,292	—

Total current liabilities	171,470	—
Long-term debt (Note 10)	1,350,498	—
Deferred tax liabilities (Note 9)	4,164	679,222
Other long-term liabilities	95,225	—

Total liabilities	1,621,357	679,222
NON-CONTROLLING INTERESTS (Note 15)	5,436,618	—
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY (Note 15):
Class A Common Stock, par value $0.0001, 1,300,000,000 shares authorized; 190,001,706 shares issued and outstanding as of December 31, 2008	19	—
Class B Common Stock, par value $0.0001, 750,000,000 shares authorized; 505,000,000 shares issued and outstanding as of December 31, 2008	51	—
Additional paid-in capital	2,092,861	—
Business equity of the Sprint WiMAX Business	—	2,464,936
Accumulated other comprehensive income (Note 17)	3,194	—
Accumulated deficit	(29,933)	—

Total stockholders’ equity	2,066,192	2,464,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,124,167	$3,144,158

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
	(In thousands, except per share data)

REVENUES	$20,489	$—
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below)	131,489	48,865
Selling, general and administrative expense	150,940	99,490
Depreciation and amortization (Notes 5 and 7)	58,146	3,979
Spectrum lease expense (Notes 6 and 13)	90,032	60,051
Transaction related expenses (Note 3)	82,960	—

Total operating expenses	513,567	212,385

OPERATING LOSS	(493,078)	(212,385)
OTHER INCOME (EXPENSE):
Interest income	1,091	—
Interest expense (Note 10)	(16,545)	—
Foreign currency gains, net	684	—
Other-than-temporary impairment loss and realized loss on investments (Note 4)	(17,036)	—
Other income (expense), net	(5,856)	4,022

Total other income (expense), net	(37,662)	4,022

LOSS BEFORE NON-CONTROLLING INTERESTS AND INCOME TAXES	(530,740)	(208,363)
Non-controlling interests in net loss of consolidated subsidiaries (Note 15)	159,721	—

LOSS BEFORE INCOME TAXES	(371,019)	(208,363)
Income tax provision (Note 9)	(61,607)	(16,362)

NET LOSS	$(432,626)	$(224,725)

Net loss per Class A Common Share (Note 16):
Basic	$(0.16)

Diluted	$(0.28)

Weighted average Class A Common Shares outstanding:
Basic	189,921

Diluted	694,921

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(432,626)	$(224,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	743	—
Depreciation and amortization	58,146	3,979
Amortization of spectrum leases	17,109	—
Accretion of debt discount	1,667	—
Share-based compensation	6,465	—
Other-than-temporary impairment loss and realized loss on investments	17,036	—
Deferred income taxes	61,607	16,362
Loss on settlement of pre-existing lease arrangements	80,573	—
Non-cash interest on swaps	6,072	—
Non-controlling interests	(159,721)	—
Losses from equity investees, net	174	—
Gain on other asset disposals	(204)	—
Changes in assets and liabilities, net of effects of acquisition:
Inventory	(892)	—
Accounts receivable	(341)	—
Prepaids and other assets	(56,784)	(135,135)
Accounts payable	(4,044)	—
Accrued expenses and other liabilities	(1,286)	—

Net cash used in operating activities	(406,306)	(339,519)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(534,196)	(329,469)
Payments for spectrum licenses and other intangible assets	(109,257)	(353,611)
Purchases of available-for-sale investments	(1,774,324)	—
Net cash acquired in acquisition of Old Clearwire	171,780	—
Net decrease to restricted cash	167	—

Net cash used in investing activities	(2,245,830)	(683,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Sprint Nextel Corporation	532,165	1,022,599
Sprint Nextel Corporation pre-closing financing	392,196	—
Repayment of Sprint Nextel Corporation pre-closing financing	(213,000)	—
Principal payments on long-term debt	(3,573)	—
Debt financing fees	(50,000)	—
Strategic investors cash contribution	3,200,037	—
Other financing	(70)	—

Net cash provided by financing activities	3,857,755	1,022,599
Effect of foreign currency exchange rates on cash and cash equivalents	524	—

Net increase in cash and cash equivalents	1,206,143	—
CASH AND CASH EQUIVALENTS:
Beginning of period	—	—

End of period	$1,206,143	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$7,432	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Old Clearwire Class A shares into New Clearwire Class A shares	$894,433	$—
Common stock of Sprint Nextel Corporation issued for spectrum licenses	4,000	100,000
Fixed asset purchases in accounts payable	40,761	—
Fixed asset purchases included in advances and contributions from Sprint Nextel Corporation	—	164,652
Spectrum purchases in accounts payable	10,560	—

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2008 and 2007

							Accumulated
	Class A		Class B		Additional Paid In	Business Equity of	Other		Total
	Common Stock		Common Stock		Capital	Sprint WiMAX	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Amounts	Business	Income	Deficit	Equity
	(In thousands)

Balances at January 1, 2007 (Inception)	—	$—	—	$—	$—	$1,402,410	$—	$—	$1,402,410
Net advances from Sprint Nextel Corporation	—	—	—	—	—	1,287,251	—	—	1,287,251
Net loss	—	—	—	—	—	(224,725)	—	—	(224,725)

Comprehensive loss									(224,725)

Balances at December 31, 2007	—	—	—	—	—	2,464,936	—	—	2,464,936
Net advances from Sprint Nextel Corporation	—	—	—	—	—	451,925	—	—	451,925
Net loss (a)						(402,693)			(402,693)

Comprehensive loss (a)			—	—	—	—	—	—	(402,693)
Deferred tax liability retained by Sprint Nextel Corporation	—	—	—	—	—	755,018	—	—	755,018

Total Sprint Nextel Corporation contribution at November 28, 2008	—	—	—	—	—	3,269,186	—	—	3,269,186
Allocation of Sprint Nextel Corporation business equity at closing to Clearwire	—	—	—	—	—	(3,269,186)	—	—	(3,269,186)
Recapitalization resulting from Strategic Transaction	189,484	19	505,000	51	2,092,005	—	—	—	2,092,075
Net loss (a)	—	—	—	—	—	—	—	(29,933)	(29,933)
Foreign currency translation adjustment	—	—	—	—	—	—	2,682	—	2,682
Unrealized gain on investments	—	—	—	—	—	—	512	—	512

Comprehensive loss (a)									(26,739)
Share-based compensation and other capital transactions	518	—	—	—	856	—	—	—	856

Balances at December 31, 2008	190,002	$19	505,000	$51	$2,092,861	$—	$3,194	$(29,933)	$2,066,192

(a)	Net loss for the year ended December 31, 2008 was ($432,626) and comprehensive loss was ($429,432).

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We started operations on January 1, 2007 as a developmental stage company representing a collection of assets, related liabilities and activities accounted for in various legal entities that were wholly-owned subsidiaries of Sprint Nextel Corporation, which we refer to as Sprint or the Parent. The nature of the assets held by the Sprint legal entities was primarily 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses and certain property, plant and equipment related to the Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, network. The acquisition of the assets was funded by the Parent. As Sprint had acquired significant amounts of FCC licenses on our behalf in the past, these purchases have been presented as part of the opening business equity as principal operations did not commence until January 1, 2007, at which time the operations qualified as a business pursuant to Rule 11-01(d) of Regulation S-X. From January 1, 2007 through November 28, 2008, we conducted our business as the WiMAX Operations of Sprint, which we refer to as the Sprint WiMAX Business, with the objective of developing a next generation wireless broadband network.

On May 7, 2008, Sprint announced that it had entered into a definitive agreement with the legacy Clearwire Corporation, which we refer to as Old Clearwire, to combine both of their next generation wireless broadband businesses to form a new independent company to be called Clearwire Corporation, which we refer to as Clearwire. In addition, five independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks LLC, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications LLC, which we refer to as Clearwire Communications. On November 28, 2008, which we refer to as the Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire and the Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. Prior to closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire at close in exchange for an equity interest in Clearwire. The transactions described above are collectively referred to as the Transactions. After the Transactions we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its interests in Clearwire Communications.

The consolidated financial statements of Clearwire and subsidiaries include the results of the Sprint WiMAX Business from January 1, 2007 through November 28, 2008 and the results of the combined entities thereafter for the period from November 29, 2008 through December 31, 2008. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor. The assets acquired and liabilities assumed of Old Clearwire have been accounted for at fair value in accordance with the purchase method of accounting, and its results of operations have been included in our consolidated financial results beginning on November 29, 2008.

The accounts and financial statements of Clearwire for the period from January 1, 2007 through November 28, 2008 have been prepared from the separate records maintained by Sprint. Further, such accounts and financial statements include allocations of expenses from Sprint and therefore may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had we functioned as a stand-alone operation. Sprint directly assigned, where possible, certain costs to us based on our actual use of the shared services. These costs include network related expenses, office facilities, treasury services, human resources, supply chain management and other shared services. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. Cash management was performed on a consolidated basis, and Sprint processed payables, payroll and other transactions on our behalf. Assets and liabilities which were not specifically identifiable to us included:

•	Cash, cash equivalents and investments, with activity in our cash balances being recorded through business equity;

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Accounts payable, which were processed centrally by Sprint and were passed to us through intercompany accounts that were included in business equity; and

•	Certain accrued liabilities, which were passed through to us through intercompany accounts that were included in business equity.

Our statement of cash flows prior to November 28, 2008 presents the activities that were paid by Sprint on our behalf. Financing activities include funding advances from Sprint, presented as business equity, since Sprint managed our financing activities on a centralized basis. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of FCC licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries. No cash payments were made by us for income taxes or interest prior to November 28, 2008.

We will be focused on expediting the deployment of the first nationwide mobile WiMAX network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. We expect to deploy the mobile WiMAX technology, based on the IEEE 802.16e-2005 standard, in our planned markets using 2.5 GHz FCC licenses.

2.	Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The following is a summary of our significant accounting policies:

Principles of Consolidation — The consolidated financial statements include all of the assets, liabilities and results of operations of our wholly-owned subsidiaries, majority-owned and controlled subsidiaries, and our controlled subsidiaries. Investments in entities that we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany transactions are eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Use of Estimates — Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.

Significant estimates inherent in the preparation of the accompanying financial statements include the application of purchase accounting, including the valuation of acquired assets and liabilities, the valuation of investments and other-than-temporary impairment of investments, the amortization period of spectrum leases, indefinite lived intangible asset impairment analyses, allowance for doubtful accounts, depreciation and the useful lives for property, plant and equipment, tax valuation allowances and equity granted to third parties and employees.

Cash and Cash Equivalents — Cash and cash equivalents consist of money market mutual funds and highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents exclude cash that is contractually restricted for operational purposes. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and management believes the credit risk related to these balances to be minimal.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash — Restricted cash is classified as a current or noncurrent asset based on its designated purpose. The majority of this restricted cash relates to outstanding letters of credit.

Investments — Statement of Financial Accounting Standards, which we refer to as SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin, which we refer to as SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, provide guidance on accounting for investments and determining when an investment is other-than-temporarily impaired. We classify marketable debt and equity securities that are available for current operations as short-term available-for-sale investments, and these securities are stated at fair value. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Losses are recognized in net loss when a decline in fair value is determined to be other-than-temporary. Realized gains and losses are determined on the basis of the specific identification method. We review our short-term and long-term investments on an ongoing basis for indicators of other-than-temporary impairment, and this determination requires significant judgment.

We have an investment portfolio comprised of U.S. Treasuries and auction rate securities. The value of these securities is subject to market volatility during the period the investments are held and until their sale or maturity. We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, the investment is valued at the current estimated fair value and a realized loss equal to the decline is reflected in the consolidated statement of operations.

In determining fair value, we use quoted prices in active markets where such prices are available, or models to estimate the fair value using various methods including the market and income approaches. For investments where models are used to estimate fair value in the absence of quoted market prices, we utilize certain assumptions that market participants would use in pricing the investment, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs include those that are readily observable, market corroborated, and unobservable Company inputs. We believe that our pricing models, inputs and assumptions are what market participants would use in pricing the securities. We maximize the use of observable inputs in the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. We typically receive external valuation information for U.S. Treasuries, other U.S. Government and Agency securities, as well as certain corporate debt securities, money market funds and certificates of deposit. We also use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participants would use in pricing the security. Our internally generated pricing models may include our own data and require us to use our judgment in interpreting relevant market data, matters of uncertainty and matters that are inherently subjective in nature. We use many factors that are necessary to estimate market values, including, interest rates, market risks, market spreads, timing of cash flows, market liquidity, review of underlying collateral and principal, interest and dividend payments. The use of different judgments and assumptions could result in different presentations of pricing and security prices could change significantly based on market conditions.

Fair Value Measurements — On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which we refer to as SFAS No. 157, for our financial assets and liabilities that are recognized or disclosed at fair value on an annual or more frequently recurring basis. These include our derivative financial instruments and our short-term and long-term investments. The adoption of SFAS No. 157 did not have a significant effect on our consolidated financial statements. In accordance with Financial Accounting Standards Board, which we refer to as FASB, Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which we refer to as FSP No. 157-2, we have

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.

See Note 12, Fair Value Measurements, for information regarding our use of fair value measurements and our adoption of the provisions of SFAS No. 157.

Accounts Receivable — Accounts receivables are stated at amounts due from customers net of an allowance for doubtful accounts. We specifically provide allowances for customers with known disputes or collectability issues. The remaining reserve recorded in the allowance for doubtful accounts is our best estimate of the amount of probable losses in the remaining accounts receivable based upon an evaluation of the age of receivables and historical experience.

Inventory — Inventory primarily consists of customer premise equipment, which we refer to as CPE, and other accessories sold to customers and is stated at the lower of cost or net realizable value. Cost is determined under the average cost method. We record inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Property, Plant and Equipment — Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. We capitalize costs of additions and improvements, including direct costs of constructing property, plant and equipment and interest costs related to construction. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Maintenance and repairs are expensed as incurred.

Property, plant and equipment are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we refer to as SFAS No. 144. The decline in the stock price from the Closing to December 31, 2008, coupled with our stock price at December 31, 2008 being below our book value per share at the Closing, was deemed to be a triggering event, requiring us to perform an impairment test. According to SFAS No. 144, if the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on forecasted cash flows that consider our business and technology strategy, management’s views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. For purposes of recognition and measurement, we group our long-lived assets at the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities. There were no property, plant and equipment impairment losses recorded in the years ended December 31, 2008 and 2007.

Internally Developed Software — We capitalize costs related to computer software developed or obtained for internal use in accordance with Statement of Position, which we refer to as SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, which is generally three years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred.

Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives, and favorable spectrum leases. The cost of indefinite lived spectrum licenses acquired are fair valued at the date of acquisition. We account for our spectrum licenses with indefinite lives in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which we refer to as SFAS No. 142. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. In accordance with SFAS No. 142, intangible assets with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairment of our indefinite lived intangible assets in any of the periods presented.

Spectrum licenses with definite useful lives and favorable spectrum leases are recorded at fair value at the date of acquisition and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by SFAS No. 144. As stated in Property, Plant and Equipment, we determined that we had a triggering event in accordance with SFAS No. 144 and concluded that there was no impairment losses for spectrum licenses with definite useful lives and favorable spectrum leases in the years ended December 31, 2008 and 2007.

Other Intangible Assets — Intangible assets consist of subscriber relationships, trademarks and patents, and are stated at cost less accumulated amortization, for those intangible assets with definite lives. Amortization is calculated using either the straight-line method or an accelerated method over the assets estimated remaining useful lives. The cost of intangibles acquired in a business combination are fair valued at the date of acquisition. We account for our other intangible assets in accordance with the provisions of SFAS No. 142. In accordance with SFAS No. 142, intangible assets with indefinite useful lives are assessed for impairment annually, or more frequently if an event indicates that the asset might be impaired. We performed our impairment test in the fourth quarter of 2008 and 2007 and found no impairment of our indefinite lived intangible assets.

Business Combinations — We account for acquisitions occurring before January 1, 2009 using the purchase method in accordance with SFAS No. 141, Business Combinations, which we refer to as SFAS No. 141. The Closing of the Transactions at November 28, 2008 was accounted for using SFAS No. 141. SFAS No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. If the cost of the acquisition is less than the fair value of the net assets acquired, the difference is allocated to certain long-term non-financial assets. The allocation process requires an analysis of acquired fixed assets, contracts, and contingencies to identify and allocate the excess of fair value over cost of all assets acquired. Significant management judgment is required in estimating the fair value of assets acquired and liabilities assumed. The fair value estimates are based on future expectations and assumptions deemed reasonable by management. Our allocation of the purchase price to specific assets and liabilities is based upon valuation procedures and techniques using income, cost and market approaches. Purchase transactions are subject to purchase price allocation adjustments due to contingency resolution for up to one year after close.

Derivative Instruments — In the normal course of business, we are exposed to the effects of interest rate changes. We have limited our exposure by adopting established risk management policies and procedures, including the use of derivative instruments. It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we refer to as SFAS No. 133. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Each derivative is designated as either a cash flow hedge, a fair value hedge, or remains undesignated. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Our derivative instruments are undesignated, with changes in fair value recognized currently in the consolidated statement of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Capitalization — We follow the provisions of SFAS No. 34, Capitalization of Interest Cost, with respect to our spectrum licenses and the related construction of our network infrastructure assets. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use (generally when a market is launched). Interest is capitalized on property, plant and equipment, improvements under construction, and spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets and amortized over the useful life of those assets.

Comprehensive Loss — Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net loss but recorded as an element of stockholders’ equity. Our other comprehensive income (loss) is comprised of foreign currency translation adjustments from our foreign subsidiaries that do not use the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities classified as available-for-sale.

Income Taxes — We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which we refer to as SFAS No. 109, which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recorded for net operating loss, capital loss, and tax credit carryforwards. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount considered more likely than not to be realized. We also apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

Non-Controlling Interests — Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. The net pre-tax results attributed to non-controlling interest holders in consolidated entities are included in non-controlling interest income (expense) in our consolidated statements of operations. We allocate net loss and other comprehensive income (loss) to non-controlling interest owners based on the amounts that would be distributed to the equity interest owners in accordance with their applicable ownership percentages. To the extent that the losses applicable to the non-controlling interest owners would cause the non-controlling interest owners to exceed their obligation to make good such losses, the amounts are reallocated back to us. We will recover any such losses prior to allocating future earnings to the non-controlling interest owners.

Revenue Recognition — We recognize revenues in accordance with SAB Topic 13, Revenue Recognition. Revenue is recognized when all of the following conditions exist: (i) persuasive evidence of an arrangement exists in the form of an accepted customer contract; (ii) delivery has occurred, based on shipping terms, or services have been rendered; (iii) the price to the buyer is fixed or determinable, as documented on the customer contract; and (iv) collectability is reasonably assured.

We primarily earn revenue by providing access to our high-speed wireless network. Also included in revenue are leases of CPE and additional add-on services, including personal and business email and static Internet Protocol. Revenue from customers is billed in advance and recognized ratably over the contracted service period. Revenues associated with the sale of CPE and other equipment to customers is recognized when title and risk of loss is transferred to the customer. Shipping and handling costs billed to customers are classified as revenue. Activation fees charged to the customer are deferred and recognized as revenues on a straight-line basis over the average estimated life of the customer relationship of 3.5 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We apply Emerging Issues Task Force, which we refer to as EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which we refer as EITF No. 00-21, EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which we refer to as EITF No. 99-19, and EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which we refer to as EITF No. 01-9. EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting based on the deliverables relative fair value if the deliverables in the arrangement meet certain criteria. EITF No. 99-19 addresses how to determine whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as commissions earned. EITF No. 01-9 addresses how to account for promotional discounts. Promotional discounts treated as cash consideration are recorded as a reduction of revenue.

Advertising Costs — Advertising costs are expensed as incurred. Advertising expense was $7.5 million and $0 for the years ended December 31, 2008 and 2007, respectively.

Research and Development — Research and development costs are expensed as incurred. Research and development expense was $350,000 and $0 for the years ended December 31, 2008 and 2007, respectively.

Net Loss per Share — We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share, which we refer to as SFAS No. 128.  Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing income or loss available to common stockholders by the weighted-average number of common and dilutive common stock equivalents outstanding during the period. Common stock equivalents typically consist of the common stock issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. See Note 16, Net Loss Per Share.

Share-Based Compensation — We apply SFAS No. 123(R), Share-Based Payment, which we refer to as SFAS No. 123(R), to new awards and to awards modified, repurchased, or cancelled, using the Black-Scholes option pricing model. The estimate of compensation expense requires complex and subjective assumptions, including the stock price volatility, employee exercise patterns (expected life of the options), future forfeitures, and related tax effects. Share-based compensation expense is based on the estimated grant-date fair value and is recognized, net of a forfeiture rate on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Operating Leases — We account for our leases in accordance with SFAS No. 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. We have operating leases for spectrum licenses, towers and certain facilities, and equipment for use in our operations. Certain of our spectrum licenses are leased from third-party holders of Educational Broadband Service, which we refer to as EBS, spectrum licenses granted by the FCC. EBS licenses authorize the provision of certain communications services on the EBS channels in certain markets throughout the United States. We account for these spectrum leases as executory contracts which are similar to operating leases. Signed leases which have unmet conditions required to become effective are not amortized until such conditions are met and are included in spectrum licenses in the accompanying consolidated balance sheets, if such leases require upfront payments. For leases containing scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the lease, including the expected renewal periods as appropriate. For leases containing tenant improvement allowances and rent incentives, we record deferred rent, which is a liability, and that deferred rent is amortized over the term of the lease, including the expected renewal periods as appropriate, as a reduction to rent expense.

Foreign Currency — Our international subsidiaries generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in the consolidated statement of operations.

Concentration of Risk — We believe that the geographic diversity of our customer base and retail nature of our product minimizes the risk of incurring material losses due to concentrations of credit risk.

Recent Accounting Pronouncements

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which we refer to as SFAS No. 141(R). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the Transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles, which we refer to as GAAP, until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our financial position and results of operations when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which we refer to as SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of non-controlling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009 as we have significant non-controlling interests. In our statements of operations as currently presented, we subtract losses attributable to non-controlling interests before arriving at net loss. SFAS No. 160 will require us to include amounts attributable to both our interests and our non-controlling interests within net loss and to present our non-controlling interests as a component of stockholders’ equity.

SFAS No. 161— In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which we refer to as SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 will have a material effect on our financial statement disclosures.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP No. FAS 142-3 — In April 2008, the FASB issued FASB Staff Position, which we refer to as FSP, No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which we refer to as FSP No. 142-3. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP No. 142-3 will have a material effect on our financial position and results of operations.

3.	Strategic Transactions

On May 7, 2008, Sprint announced that it had entered into a definitive agreement with Old Clearwire to combine both of their next generation wireless broadband businesses to form a new independent company to be called Clearwire. In addition, the Investors agreed to invest $3.2 billion in Clearwire and Clearwire Communications. On November 28, 2008, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire and Clearwire Communications and the Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. In exchange for the $3.2 billion, Sprint and the Investors received an aggregate of 530 million shares of Clearwire Class A Common Stock, par value $0.0001 per share, which we define as Clearwire Class A Common Stock, and Class B Common Stock, par value $0.0001 per share, which we define as Clearwire Class B Common Stock, and Clearwire Communications Class B non-voting common interest, which we refer to as Clearwire Communications Class B common interests, at an initial share price of $20 per share.

Upon completion of the Transactions, Sprint owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire and its subsidiaries of approximately 53%, based on the initial purchase price of $20.00 per share prior to the post-closing adjustment. The combination is being accounted for as a purchase in accordance with the provisions of SFAS No. 141 and has been accounted for as a reverse acquisition with the Sprint WiMAX Business considered the accounting acquirer. As a result, the historical financial statements of the Sprint WiMAX Business have become the financial statements of Clearwire effective as of the Closing. The results of operations for the period November 29, 2008 through December 31, 2008 of the acquired entity, Old Clearwire, are included in the consolidated statements of Clearwire.

We believe that the Transactions will allow us to build and operate nationwide wireless broadband networks that enable fast, simple, portable, reliable and affordable communications. Our networks will cover entire communities, delivering a wireless high-speed Internet connection and enabling other services and features that create a new communications path into the home or office.

After the Transactions, Sprint and the Investors, other than Google, own shares of Clearwire Class B Common Stock, which have equal voting rights to Clearwire Class A Common Stock, but have only limited economic rights. Unlike the holders of Clearwire Class A Common Stock, the holders of Clearwire Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Clearwire Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. Google owns shares of Clearwire Class A Common Stock.

The number of shares issued to the Investors was subject to a post-closing adjustment based on the trading prices of the Clearwire Class A Common Stock on NASDAQ Global Select Market over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. The adjustment resulted in an additional 28,235,294 shares being issued to the Investors. The adjustment did not affect the purchase consideration. On February 27, 2009, CW Investment Holdings LLC, which we refer to as Clearwire Investment Holdings, an affiliate of John Stanton, a director of Clearwire contributed $10.0 million in cash in exchange for 588,235 shares of Clearwire Class A Common Stock. See Note 21, Subsequent Events, for a discussion regarding the post-closing

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment. Concurrent with the Closing, we entered into commercial agreements with each of the Investors, which establish the framework for development of the combined WiMAX businesses.

The following table lists the interests in Clearwire based on the Investors’ purchase price of $17.00 per share, on February 27, 2009:

Investor	Class A Stock	Class B Stock(2)	% Outstanding

Sprint HoldCo LLC		370,000,000	51.12%
Comcast Corporation		61,764,705	8.53%
Time Warner Cable Inc.		32,352,941	4.47%
Bright House Networks, LLC		5,882,353	0.81%
Intel Corporation		58,823,530	8.13%
Google	29,411,765		4.06%
Shareholders of Old Clearwire(1)	165,001,706		22.80%
CW Investment Holdings	588,235		0.08%

	195,001,706	528,823,529	100.00%

(1)	Includes shares of Clearwire Class A Common Stock issued to Intel Corporation on account of its shares of Old Clearwire Class A Common Stock exchanged in the merger.

(2)	The Investors hold an equivalent number of Clearwire Communications Class B Common Interests

Purchase Consideration

As a result of the Transactions, we acquired Old Clearwire’s net assets and each share of Old Clearwire Class A Common Stock was exchanged for one share of Clearwire Class A Common Stock, and each option and warrant to purchase shares of Old Clearwire Class A Common Stock and each share of restricted stock was exchanged for an option or warrant to purchase the same number of shares of Clearwire Class A Common Stock, or a restricted share of our Class A Common Stock, as applicable.

Purchase consideration was based on the fair value of the Old Clearwire Class A Common Stock as of the Closing, which had a closing price of $6.62 on November 28, 2008.

The total purchase consideration to acquire Old Clearwire is approximately $1.1 billion, calculated as follows (in thousands, except per share amount):

Number of shares of Old Clearwire Class A Common Stock exchanged in the Transactions(1)	164,484
Closing price per share of Class A Common Stock	$6.62

Fair value of Old Clearwire Class A Common Stock exchanged	1,088,884
Fair value adjustment for Old Clearwire stock options exchanged(2)	38,014
Fair value adjustment for restricted stock units exchanged(3)	1,398
Fair value adjustment for warrants exchanged(4)	18,490
Transaction costs(5)	51,546

Purchase consideration for Old Clearwire before settlement loss	1,198,332
Less: net loss from settlement of pre-existing relationships(6)	(80,573)

Purchase consideration for Old Clearwire	$1,117,759

1.	In connection with the Transactions, the number of shares of Old Clearwire Class A Common Stock exchanged in the Transactions includes the impact of the conversion of Old Clearwire’s Class B Common Stock to Old

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clearwire Class A Common Stock before the Closing. This number reflects the total issued and outstanding shares of Old Clearwire Class A Common Stock and Old Clearwire Class B Common Stock as of November 28, 2008.

2.	In connection with the Transactions, all Old Clearwire stock options issued and outstanding at the Closing were exchanged on a one-for-one basis for stock options with equivalent terms. The average fair value of $2.69 per share of the 14,145,035 vested stock options and proportionally vested stock options exchanged is included in the calculation of purchase consideration using the Black-Scholes option pricing model using a share price of $6.62.

3.	In connection with the Transactions, all Old Clearwire restricted stock and restricted stock units issued and outstanding at the Closing were exchanged on a one-for-one basis for restricted stock and restricted stock units in Clearwire, respectively, with equivalent terms. The fair value of $6.62 of the 211,147 proportionately vested restricted stock units exchanged is included in the calculation of purchase consideration at a fair value equal to an unrestricted share.

4.	In accordance with the Transactions, all Old Clearwire warrants issued and outstanding at the Closing were exchanged on a one-for-one basis for warrants in Clearwire with equivalent terms. The average fair value of $1.04 of the 17,806,220 warrants exchanged is included in the calculation of purchase consideration using the Black-Scholes option pricing model using a share price of $6.62.

5.	Represents transaction costs we incurred, which are included in the purchase consideration. Included in the total transaction costs are $40.3 million in investment banking fees and $11.2 million in other professional fees.

6.	Prior to the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Transactions, the spectrum lease agreements are effectively terminated, and the settlement of those agreements is accounted for as a separate element apart from the business combination. The settlement loss recognized from the termination was valued based on the amount by which the agreements are favorable or unfavorable to our business relative to current market rates. The spectrum lease agreements are considered to be unfavorable to our business by approximately $80.6 million on a net basis. As such, we reduced the purchase consideration paid and recorded a non-cash loss on the effective settlement of these contracts of approximately $80.6 million.

The total purchase consideration was allocated to the respective assets and liabilities based upon their estimated fair values on the date of the acquisition. At the date of acquisition, the estimated fair value of the net assets acquired exceeded the purchase price; therefore, no goodwill is reflected in the purchase price allocation. In accordance with SFAS No. 141, the excess of estimated fair value of net assets acquired over the purchase price was allocated to eligible non-current assets, specifically property, plant and equipment, other non-current assets and intangible assets, based upon their relative fair values.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation

The following table sets forth a preliminary allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire, including the allocation of the excess of the estimated fair value of net assets acquired over the purchase price (in thousands):

Working capital	$128,532
Property, plant and equipment	404,903
Other non-current assets	106,598
Spectrum licenses	1,631,323
Intangible assets	122,888
Term debt	(1,187,500)
Deferred tax liability	(3,727)
Other non-current liabilities and non-controlling interests	(85,258)

Total purchase price	$1,117,759

The following table illustrates the amounts assigned and estimated remaining useful lives for each class of property, plant and equipment (in thousands):

	Value at	Estimated Remaining
	November 28, 2008	Useful Life
		(years)

Network and base station equipment	$122,282	5
Customer premise equipment	19,886	1 to 2
Furniture, fixtures and equipment	29,543	2
Leasehold improvements	7,324	The lessor of the leasehold agreement or 5
Construction in progress	225,868	N/A

	$404,903

The following table illustrates the amounts assigned and estimated weighted average remaining useful lives for owned and leased spectrum licenses (in thousands):

	Value at	Weighted Average
	November 28, 2008	Remaining Useful Life
		(years)

Indefinite-lived owned spectrum	$481,105	Indefinite
Definite-lived owned spectrum	106,178	18
Spectrum leases	1,044,040	27

	$1,631,323

The following table illustrates the amounts assigned and estimated weighted average remaining useful lives for each class of intangible assets (in thousands):

	Value at	Weighted Average
	November 28, 2008	Remaining Useful Life
		(years)

Subscriber relationships	$119,084	7
Trade names and trademarks	3,804	5

	$122,888

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the Transactions closed on November 28, 2008, the allocation of purchase consideration is preliminary and based on valuations derived from estimated fair value assessments and assumptions. The final purchase price allocation is pending the finalization of appraisal valuations of certain tangible and intangible assets acquired. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values assigned to individual assets acquired and liabilities assumed, and the resulting amount of the excess of fair value of net assets acquired over the purchase price.

Transaction Related Expenses

Before the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Transactions, the spectrum lease agreements are effectively terminated, and the settlement of those agreements is accounted for as a separate element apart from the business combination. The settlement gain or loss to be recognized from the termination is valued based on the amount by which the agreements are favorable or unfavorable to our business relative to current market rates. The spectrum lease agreements are considered to be unfavorable to our business by approximately $80.6 million on a net basis. As such, we reduced the purchase consideration paid and recorded a non-recurring expense of approximately $80.6 million, which is included in transaction related expenses, related to the settlement of the unfavorable spectrum lease agreements in connection with the Transactions.

Commercial Agreements

At the Closing, Clearwire entered into several commercial agreements with Sprint and certain of the Investors relating to, among other things, the following:

•	Resale agreements among Clearwire, Sprint and certain Investors and most favored reseller status for certain service agreements;

•	Development of new 4G wireless communications services and the creation of desktop and mobile applications for our network;

•	The embedding of WiMAX chips into various network devices; and

•	Other infrastructure agreements.

Based on our assessment of these agreements, no separate asset, liability, revenue or expense has been recorded in the financial statements to reflect the nature and terms of the commercial agreements.

Sprint Pre-Closing Financing and Amended Credit Agreement

As part of the Closing, we assumed a $1.19 billion, senior secured term loan facility, net of debt discount, from Old Clearwire, which we refer to as the Senior Term Loan Facility. The Senior Term Loan Facility retains the terms and conditions as set forth in the Amended and Restated Credit Agreement, dated as of November 21, 2008, which we refer to as the Amended Credit Agreement. The Senior Term Loan Facility requires quarterly payments in the amount equal to 1.00% of the original principal amount of the term loans prior to the maturity date, with the remaining balance due on May 28, 2011.

We also assumed the liability to reimburse Sprint for financing the operations of our business between April 1, 2008 and Closing, which we refer to as the Sprint Pre-Closing Financing Amount. We were required to reimburse Sprint $392.2 million in total, of which we were required to pay $213.0 million, plus related interest of $4.5 million, in cash to Sprint on the first business day after the Closing. The remaining unpaid Sprint Pre-Closing Financing Amount was treated as an additional tranche of the term loan, which we refer to as the Sprint Tranche, under the Amended Credit Agreement in the amount of $179.2 million.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations

The following Clearwire combined pro forma results of operations for the years ended December 31, 2008 and 2007 have been prepared to give effect to the Transactions assuming it was consummated on January 1 of each fiscal year presented. The pro forma statements of operations are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been obtained had these events actually occurred at the beginning of the periods presented, nor do they intend to be a projection of future results of operations.

Included in the pro forma results of operations are the following non-recurring items:

•	The accelerated vesting of stock options for certain members of management upon the Closing resulted in a one-time charge of approximately $38.9 million recorded by Old Clearwire in its historical consolidated financial statements for the 11 months ended November 28, 2008;

•	Transaction costs of $48.6 million, comprised of $33.4 million of investment banking fees and $15.2 million of other professional fees, were recorded by Old Clearwire in its historical consolidated financial statements for the year ended December 31, 2008;

	Unaudited Pro Forma Results of Operations
	December 31,
	2008	2007
	(In thousands, except per share amounts)

Revenue	$230,646	$151,440
Net loss(a)	$(359,326)	$(238,061)
Net loss per common share:
Basic	$(1.85)	$(1.22)
Diluted	$(1.97)	$(1.28)
Weighted average common shares outstanding:
Basic	194,484	194,484
Diluted	723,307	723,307

(a)	Pro forma net loss includes the non-recurring items discussed above, which is different from the pro forma net loss prepared in accordance with Article 11- Pro forma Financial Information of Securities and Exchange Commission Regulation S-X.

4.	Investments

Investments as of December 31, 2008 consist of the following (in thousands):

	December 31, 2008
	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$1,899,529	$2,220	$—	$1,901,749
Long-term
Auction rate securities	18,974	—	—	18,974

Total Investments	$1,918,503	$2,220	$—	$1,920,723

Securities that are available for current operations are classified as short-term available-for-sale investments, and are stated at fair value. Auction rate securities without readily determinable market values are classified as long-

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term available-for-sale investments and are stated at fair value. Unrealized gains and losses that are deemed temporary are recorded within accumulated other comprehensive income (loss). Realized losses are recognized when a decline in fair value is determined to be other-than-temporary, and both realized gains and losses are determined on the basis of the specific identification method. For the year ended December 31, 2008, we recorded an other-then-temporary impairment loss of $17.0 million related to one of our auction rate securities issued by a monoline insurance company. Following downgrades in credit ratings in November 2008, the insurance company exercised their “put option” in December 2008, forcing the exchange of our existing security for perpetual preferred equity of the insurance company.

The cost and fair value of investments at December 31, 2008, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$1,899,529	$1,901,749
Due between one and five years	—	—
Due in ten years or greater	12,918	12,918
No contractual maturities	6,056	6,056

Total	$1,918,503	$1,920,723

Auction rate securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. Our investments in auction rate securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. The total fair value and cost of our security interests in CDOs as of December 31, 2008 was $12.9 million. We also own auction rate securities that are Auction Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. The total fair value and cost of our Auction Market Preferred securities as of December 31, 2008 was $6.1 million. These securities were rated BBB or Ba1 by Standard & Poors or Moody’s rating services, respectively, at December 31, 2008. Current market conditions do not allow us to estimate when the auctions for our auction rate securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our auction rate securities are classified as long-term investments.

5.	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2008 and 2007 consisted of the following (in thousands):

	Useful	December 31,	December 31,
	Lives (Years)	2008	2007

Network and base station equipment	5-30	$353,752	$82,531
Customer premise equipment	2	23,141	—
Furniture, fixtures and equipment	3-7	167,325	24,683
	Lesser of useful
Leasehold improvements	life or lease term	12,786	1,027
Construction in progress	N/A	823,193	388,258

		1,380,197	496,499
Less: accumulated depreciation and amortization		(60,252)	(4,603)

		$1,319,945	$491,896

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest capitalized was as follows (in thousands):

Year Ended December 31,
2008	2007

$4,469	$—

Depreciation and amortization expense related to property, plant and equipment was as follows (in thousands):

Year Ended December 31,
2008	2007

$54,811	$3,936

As of January 1, 2007, Sprint transferred to us approximately $1.7 million of property, plant and equipment with a gross asset value of approximately $2.4 million and an accumulated depreciation balance of approximately $667,000 to be used in our next generation of wireless broadband services.

6.	Spectrum Licenses

Owned and leased spectrum licenses as of December 31, 2008 and 2007 consisted of the following (in thousands):

		December 31, 2008			December 31, 2007
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived owned spectrum	Indefinite	$3,035,473	$—	$3,035,473	$2,418,246	$—	$2,418,246
Definite-lived owned spectrum	17-20 years	112,303	(974)	111,329	—	—	—
Spectrum leases and prepaid spectrum	27 years	1,270,058	(5,039)	1,265,019	180,863	—	180,863
Pending spectrum and transition costs		60,041	—	60,041	43,481	—	43,481

Total spectrum licenses		$4,477,875	$(6,013)	$4,471,862	$2,642,590	$—	$2,642,590

Indefinite and Definite-lived Owned Spectrum Licenses  — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority in the applicable country. These licenses are considered indefinite-lived intangible assets, except for the licenses acquired in Poland, Spain, Germany and Romania, which are considered definite-lived intangible assets due to limited license renewal history in these countries.

Spectrum Leases and Prepaid Spectrum  — We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases in accordance with SFAS No. 13. Upfront consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is capitalized as prepaid spectrum lease costs and is expensed over the term of the lease agreement, including expected renewal terms, as applicable. As part of the closing of the Transactions, we assumed spectrum leases from Old Clearwire that have remaining useful lives dependent on the terms of the lease. These terms, some of which include expected renewal periods, have a weighted average remaining useful life of twenty-seven years. As part of the purchase accounting for the Transactions, favorable spectrum leases of $1.0 billion were recorded at the Closing of the Transactions. The favorable component of the acquired spectrum leases has been capitalized as an asset and is amortized over the lease term.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consideration paid relating to owned spectrum licenses consisted of the following (in thousands):

	Year Ended
	December 31,
	2008	2007

Cash	$108,265	$352,295
Stock (Sprint Nextel Corporation)	4,000	100,000

Amortization relating to definite-lived owned spectrum licenses was as follows (in thousands):

Year Ended
December 31,
2008	2007

$447	$—

Amortization relating to spectrum leases was $17.1 million for the year ended December 31, 2008, and is included in spectrum lease expense on the consolidated statements of operations.

Based on the definite-lived spectrum licenses and favorable spectrum leases as of December 31, 2008, future amortization of spectrum licenses, spectrum leases and prepaid spectrum lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2009	$54,925	$5,622	$60,547
2010	52,493	7,362	59,855
2011	52,030	7,362	59,392
2012	51,519	7,362	58,881
2013	50,473	6,638	57,111
Thereafter	1,003,579	76,983	1,080,562

Total	$1,265,019	$111,329	$1,376,348

On January 1, 2007, Sprint transferred to us a portfolio of approximately $1.84 billion of numerous FCC licenses within the 2.5 GHz range. These licenses were acquired primarily through FCC auctions and prior business combinations undertaken by Sprint, and such licenses will be used to deploy our next generation broadband wireless services.

7.	Other Intangible Assets

Other intangible assets as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31, 2008				December 31, 2007
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 – 7 years	$118,787	$(2,606)	$116,181	$—	$—	$—
Trade names and trademarks	5 years	3,804	(63)	3,741	—	—	—
Patents and other	10 years	3,148	(262)	2,886	1,316	(43)	1,273

Total other intangibles		$125,739	$(2,931)	$122,808	$1,316	$(43)	$1,273

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consideration paid relating to other intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007

Cash	$992	$1,316

Amortization expense relating to other intangible assets was as follows (in thousands):

Year Ended December 31,
2008	2007

$2,888	$43

Based on the other intangible assets recorded as of December 31, 2008, the future amortization is expected to be as follows (in thousands):

2009	$31,939
2010	27,021
2011	22,103
2012	17,185
2013	12,291
Thereafter	12,269

Total	$122,808

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007

Accounts payable	$78,695	$—
Accrued interest	8,953	—
Salaries and benefits	26,337	—
Business and income taxes payable	7,264	—
Accrued professional fees	5,286
Other	18,882	—

	$145,417	$—

9.	Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109. SFAS No. 109 requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, capital loss or tax credit carryforwards are utilized.

Prior to the Transactions, the legal entities representing the Sprint WiMAX Business were included in the filing of Sprint’s consolidated federal and certain state income tax returns. Income tax expense and related income tax balances were accounted for in accordance with SFAS No. 109 and presented in the financial statements, as if we were filing stand-alone separate returns using an estimated combined federal and state marginal tax rate of 39% up

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to and including the date of the Transactions. We recorded deferred tax assets related to the pre-closing net operating loss and tax credit carryforwards and recorded a valuation allowance against our deferred tax assets, net of certain schedulable deferred tax liabilities. The net deferred tax liabilities reported in these financial statements prior to the Closing are related to FCC licenses recorded as indefinite-lived spectrum intangibles, which are not amortized for book purposes. The change to the deferred tax position as a result of the Closing was reflected as part of the accounting for the acquisition of Old Clearwire and was recorded in equity. The net operating loss and tax credit carryforwards associated with the Sprint WiMAX Business prior to the Closing were not transferred to either Clearwire Communications or Clearwire, but instead were retained by Sprint.

The income tax provision consists of the following for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended
	December 31,
	2008	2007

Current taxes:
International	$325	$—
Federal	—	—
State	—	—

Total current taxes	325	—
Deferred taxes:
International	(87)	—
Federal	51,686	13,745
State	9,683	2,617

Total deferred taxes	61,282	16,362

Income tax provision	$61,607	$16,362

The Sprint WiMAX Business incurred significant deferred tax liabilities related to the indefinite-lived spectrum licenses. Since certain of these spectrum licenses acquired were recorded as indefinite-lived intangible assets for book purposes, they are not subject to amortization and therefore we could not estimate the amount of future period reversals, if any, of the deferred tax liabilities related to those spectrum licenses. As a result, the valuation allowance was increased accordingly and we continued to amortize acquired spectrum licenses for federal income tax purposes. This difference between book and tax amortization resulted in a deferred income tax provision prior to the Closing.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007

Noncurrent deferred tax assets:
Net operating loss carryforward	$590,767	$118,950
Capital loss carryforward	6,187	—
Tax credit carryforward	—	637
Other assets	3,519	—

Total deferred tax assets	600,473	119,587
Valuation allowance	(349,001)	(98,697)

Net deferred tax assets	251,472	20,890

Noncurrent deferred tax liabilities:
Investment in Clearwire Communications LLC	221,373	—
Spectrum assets	14,943	679,222
Other intangibles	19,113	—
Property, equipment and other long-term assets	—	15,565
Research and experimentation expenses	—	4,559
Other	207	766

Total deferred tax liabilities	255,636	700,112

Net deferred tax liabilities	$4,164	$679,222

Pursuant to the Transactions, the assets of Old Clearwire and its subsidiaries were combined with the spectrum and certain other assets of the Sprint WiMAX Business. In conjunction with the acquisition of Old Clearwire by the Sprint WiMAX Business, these assets along with the $3.2 billion of capital from the Investors were contributed to Clearwire Communications. Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire Communications is treated as a partnership for U.S. federal income tax purposes and therefore does not pay income tax in the U.S. and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than balances associated with the non-U.S. operations, the only temporary difference for Clearwire after the Closing is the basis difference associated with our investment in the partnership. Consequently, we recorded a deferred tax liability for the difference between the financial statement carrying value and the tax basis we hold in our interest in Clearwire Communications as of the date of the Transactions.

As of December 31, 2008, we had U.S federal tax net operating loss carryforwards of approximately $1.3 billion. A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The net operating loss carryforwards begin to expire in 2021. We had $328.2 million of tax net operating loss carryforwards in foreign jurisdictions as of December 31, 2008. Of the $328.2 million of tax net operating loss carryforwards in foreign jurisdictions, $195.4 million have no statutory expiration dates, $111.8 million begins to expire in 2015, and the remainder of $21.0 million begins to expire in 2010.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the U.S. tax jurisdiction, we determined that our temporary taxable

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference associated with our investment in Clearwire Communications will reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income.

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended
	December 31,
	2008	2007

Federal statutory income tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	(1.5)	(0.8)
Other, net	0.2	0.2
Valuation allowance	(50.3)	(42.2)

Effective income tax rate	(16.6)%	(7.8)%

We file income tax returns for Clearwire and our subsidiaries in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2008, the tax returns for Old Clearwire for the years 2003 through 2007 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, Old Clearwire acquired U.S. and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and certain tax returns remain open to examination by U.S. and foreign tax authorities for tax years as far back as 1998.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As December 31, 2008, we had no uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

10.	Long-term debt

Long-term debt at December 31, 2008 consisted of the following (in thousands):

Senior Term Loan Facility, due in 2011, 1% of principal due annually; residual at maturity	$1,364,790
Less: current portion	(14,292)

Total long-term debt	$1,350,498

Senior Term Loan Facility — In conjunction with the Transactions, we assumed from Old Clearwire the Senior Term Loan Facility, which had a balance as of the Closing of $1.19 billion, net of discount. Concurrent with the assumption of the Senior Term Loan Facility, we made a payment of $50.0 million for certain financing fees which represented an obligation of Old Clearwire. Further, based on our assessment of the fair value of the Senior Term Loan Facility at the date of the Transactions, we recorded a $50.0 million discount against the principal balance. As of December 31, 2008, we have recorded $1.7 million for the accretion of debt discount. The Senior Term Loan Facility retains the terms and conditions as set forth in the Amended Credit Agreement. In addition, on December 1, 2008, we elected to add the Sprint Tranche under the Amended Credit Agreement in the amount of $179.2 million for the reimbursement of the remaining obligation of the Sprint Pre-Closing Financing Amount. The Senior Term Loan Facility requires quarterly payments in the amount of 1.00% of the original principal amount per year, with the remaining balance due on May 28, 2011.

The rate of interest for borrowings under the Senior Term Loan Facility is the LIBOR base rate plus a margin of 6.00%, with a base rate being no lower than 2.75% per annum or the alternate base rate, which is equal to the greater of (a) the Prime Rate or (b) the Federal Funds Effective rate plus 1/2 of 1.00%, plus a margin of 5.00%, with a base rate being no lower than 4.75% per annum. These margin rates increase by 50 basis points on each of the sixth, twelfth, and eighteen month anniversaries of the Closing. At our option, the accrued interest resulting from the

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin increases will be payable in cash or payable in kind by capitalizing the additional interest and adding it to the outstanding principal amount of the Senior Term Loan Facility. On the second anniversary of the Closing, the applicable margin rate will increase to 14.00% per annum for LIBOR-based loans and for alternate base rate loans the applicable margin rate will increase to 13.00% per annum. Interest is payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In addition, on the second anniversary of the Closing, we are required to pay an amount equal to 4.00% of the outstanding principal balance of the Senior Term Loan Facility. This fee will be paid in kind by capitalizing the amount of the fee and adding it to the outstanding principal amount of the Senior Term Loan Facility. The current weighted average interest rate on our Senior Term Loan Facility was 8.8% at December 31, 2008.

As of December 31, 2008, $1.41 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility, with a carrying value and an approximate fair market value of $1.36 billion.

The Senior Term Loan Facility contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Senior Term Loan Facility include, among other things, limitations on our ability to: declare dividends and make other distributions, redeem or repurchase our capital stock, prepay, redeem or repurchase indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, enter into new lines of business, and sell our assets. The Senior Term Loan Facility is secured by a blanket lien on substantially all of our domestic assets, including a pledge of all of our domestic and international ownership interests. For purposes of repayment and in the event of liquidation, dissolution or bankruptcy, the Sprint Tranche shall be subordinated to the Senior Term Loan Facility and obligations under the Amended Credit Agreement.

Future payments of interest and principal, including payment in kind interest and fees on our Senior Term Loan Facility for the remaining years are as follows (in thousands):

	Years Ending December 31,
	Principal	Interest

2009	$14,292	$125,007
2010	14,292	153,662
2011	1,462,254	122,996

	$1,490,838	$401,665

Interest Expense, Net — Interest expense, net, included in our consolidated statements of operations for the years ended December 31, 2008 and 2007, consisted of the following (in thousands):

	Year Ended
	December 31,
	2008	2007

Interest expense	$19,347	$—
Accretion of debt discount	1,667	—
Capitalized interest	(4,469)	—

	$16,545	$—

11.	Derivative Instruments

As a result of the closing of the Transactions, we assumed two interest rate swap contracts with two year and three year terms, which are based on 3-month LIBOR with a combined notional value of $600 million. These were economic hedges for Old Clearwire LIBOR based debt. However, in accordance with SFAS No. 133, we did not

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designate the interest rate swap contracts as hedges. We are not holding these interest rate swap contracts for trading or speculative purposes and continue to hold these derivatives to offset our exposure to interest rate risk.

The following table sets forth information regarding our interest rate swap contracts as of December 31, 2008 (in thousands):

Type of	Notional		Receive	Pay	Fair Market
Derivative	Amount	Maturity Date	Index Rate	Fixed Rate	Value

Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(7,847)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(13,744)

The fair value of the interest rate swaps are reported as other long-term liabilities in our consolidated balance sheet at December 31, 2008. In accordance with SFAS No. 157, we computed the fair value of the swaps using observed LIBOR rates and unobservable market interest rate swap curves which are deemed to be Level 3 inputs in the fair value hierarchy (see Note 12).

Since the interest rate swaps are undesignated as hedges as of December 31, 2008, we recognized the entire change in fair value in our consolidated statement of operations with no portion held in accumulated other comprehensive income (loss). The loss on the interest rate swaps recognized in our consolidated statement of operations for the year ended December 31, 2008 was $6.1 million, which is recorded in other income (expense), net.

The interest rate swaps are in a liability position to our counterparties as of December 31, 2008. We monitor the risk of nonperformance of the Company and that of its counterparties on an ongoing basis.

12.	Fair Value Measurements

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and debt instruments carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available.

The following table is a description of the pricing assumptions used for instruments measured and recorded at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial Instrument	Hierarchy	Pricing Assumptions

Cash and cash equivalents	Level 1	Market quotes
Investment: U.S. Treasuries	Level 1	Market quotes
Investment: Money market mutual funds	Level 1	Market quotes
Investment: Auction rate securities	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
Debt Instrument: Senior Term Loan Facility	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
Derivative: Interest rate swaps	Level 3	Discount of forecasted cash flows adjusted for risk of non-performance

Investment Securities

Where quoted prices for identical securities are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasuries and money market mutual funds for which there are quoted prices in active markets. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 2 or Level 3 of the valuation hierarchy.

Derivatives

The two derivative contracts assumed by us in the Transactions are “plain vanilla swaps.” Derivatives are classified in Level 3 of the valuation hierarchy. To estimate fair value, we use an income approach whereby we estimate net cash flows and discount the cash flows at a risk-adjusted rate. The inputs include the contractual terms of the derivatives, including the period to maturity, payment frequency and day-count conventions, and market-based parameters such as interest rate forward curves and interest rate volatility. A level of subjectivity is used to estimate the risk of our non-performance or that of our counterparties.

Debt Instruments

We have $1.41 billion of principal outstanding on our Senior Term Loan Facility, with a carrying value and an approximate fair value of $1.36 billion. This liability is classified in Level 3 of the valuation hierarchy. The Senior Term Loan Facility is not publicly traded. To estimate fair value of the Senior Term Loan Facility, we use an income approach whereby we estimate contractual cash flows and discount the cash flows at a risk-adjusted rate. The inputs include the contractual terms of the Senior Term Loan Facility and market-based parameters such as interest rate forward curves. A level of subjectivity and judgment is used to estimate credit spread.

The Amended Credit Agreement was renegotiated and restated on November 21, 2008 by Old Clearwire prior to the Closing, with changes to the economic terms that management believes are consistent with expectations of investors as market participants in the current market environment.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2008 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,206,143	$—	$—	$1,206,143
Short-term investments	$1,901,749	$—	$—	$1,901,749
Long-term investments	$—	$—	$18,974	$18,974
Financial liabilities:
Interest rate swaps	$—	$—	$21,591	$21,591
Debt	$—	$—	$1,364,790	$1,364,790

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Level 3	Level 3
	Financial Assets	Financial Liabilities

Balance at January 1, 2008	$—	$—
Balances acquired from Old Clearwire	36,011	1,203,019
Additional tranche on Senior Term Loan Facility	—	179,196
Payments on Senior Term Loan Facility	—	(3,573)
Accretion of debt discount	—	1,667
Total losses included in net loss:
Other-than-temporary impairment loss and realized loss on investments	(17,037)	—
Other income (expense), net	—	6,072

Balance at December 31, 2008	$18,974	$1,386,381

13.	Commitments and Contingencies

Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment and certain of our network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have initial terms of up to 30 years. Other operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2008, are as follows (in thousands):

							Thereafter,
							including all
	Total	2009	2010	2011	2012	2013	renewal periods

Long-term debt obligations	$1,490,838	$14,292	$14,292	$1,462,254	$—	$—	$—
Interest payments	401,665	125,007	153,662	122,996	—	—	—
Operating lease obligations	2,868,823	119,390	119,287	119,070	119,350	118,512	2,273,214
Spectrum lease obligations	5,020,998	149,833	119,593	129,283	134,469	133,924	4,353,896
Spectrum service credits	96,452	986	986	986	986	986	91,522
Signed spectrum agreements	47,800	47,800	—	—	—	—	—
Sprint WiMAX inventory	52,100	52,100	—	—	—	—	—
Motorola agreement	10,695	10,695	—	—	—	—	—
Other purchase obligations	334,775	134,776	151,267	16,244	16,244	16,244	—

Total	$10,324,146	$654,879	$559,087	$1,850,833	$271,049	$269,666	$6,718,632

Spectrum and operating lease expense — Expense recorded related to leased spectrum, excluding amortization of spectrum leases of $17.1 million in 2008, was $72.9 million and $60.1 million for the years ended December 31, 2008 and 2007, respectively. Rent expense recorded related to operating leases was $51.3 million and $2.0 million for the years ended December 31, 2008 and 2007, respectively.

Other spectrum commitments — We acquired commitments from Old Clearwire to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. Subsequent to the Closing, we satisfied $76,000 related to these commitments. The maximum remaining commitment at December 31, 2008 is $96.5 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

As of December 31, 2008, we have signed agreements to acquire approximately $47.8 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.

WiMAX equipment purchase commitment — Under the terms of the Transactions, we are required to purchase from Sprint certain WiMAX equipment not contributed as part of the Transactions. We are required to purchase the WiMAX equipment for $52.1 million, which represents Sprint’s cost to acquire that equipment. The purchases from Sprint must be made within twelve months of the Closing.

Motorola agreements — As a result of the Transactions, we assumed commercial agreements with Motorola where we are commited to purchase certain infrastructure and supply inventory from Motorola. Certain of our subsidiaries are also commited to purchase certain types of network infrastructure products, modems and PC cards we provide to our subscribers exclusively from Motorola through August 2011 and, thereafter, 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the period following the Closing, we paid Motorola $2.4 million under these agreements. The remaining commitment was $10.7 million at December 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase obligations — As part of the Closing, we assumed certain agreements and the obligations thereunder, including a number of arrangements for the sourcing of equipment, supplies and services with take-or-pay obligations. Our obligations with these suppliers run through 2013 and have total minimum purchase obligations of $334.8 million.

Legal proceedings — On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the U.S. District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering mobile WiMAX services to customers in compliance with the 802.16 and 802.16e WiMAX standards, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringed the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. A trial is scheduled for December 2010, and the parties are expected to commence discovery in early 2009.

On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. The Delaware case was later stayed by the Delaware court. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges includes Clearwire, from implementing the Transactions and competing with Plaintiffs, damages against Sprint for unlawful competition and costs and legal fees. No trial date in either case is currently scheduled. We are not named as a party in either litigation, but have received a subpoena from iPCS and iPCS Subsidiaries seeking documents and testimony. If iPCS prevails and obtains a permanent injunction and the Court deems Clearwire to be a related party under the management agreements then we may be restricted from competing with iPCS and iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS Coverage areas would have a material adverse effect on our business.

Clearwire is a party to various other pending legal proceedings, claims, investigations and administrative proceedings. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, existing contractual indemnification provisions and each of our established liabilities. While the outcome of these other pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result will not have a material adverse effect on our liquidity, financial condition or results of operations.

Indemnification agreements — We are currently a party to, or contemplating entering into, indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements.

Warrants — In accordance with the Transaction Agreement, all Old Clearwire warrants issued and outstanding at the Closing were exchanged on a one-for-one basis for warrants with equivalent terms. The fair value of the warrants exchanged of $18.5 million is included in the calculation of purchase consideration using the Black-Scholes option pricing model using a share price of $6.62. See Note 3, Strategic Transactions, for further discussion. Holders may exercise their warrants at any time, with exercise prices ranging from $3.00 to $48.00. Old Clearwire granted the holders of the warrants registration rights covering the shares subject to issuance under the warrants. The

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of warrants outstanding at December 31, 2008 was 17,806,220. The warrants expire on August 5, 2010, but the term is subject to extension in certain circumstances.

In connection with the registration rights agreement, Old Clearwire filed a resale registration statement, which was effective on August 28, 2007, on Form S-1 registering the resale of shares of Old Clearwire Class A Common Stock issuable upon the exercise of the warrants. We are required to also file a registration statement within 120 days after the Closing, which must be declared effective within 180 days after Closing. Once the registration statement is effective, we must maintain such registration statement in effect (subject to certain suspension periods) as long as the warrants remain outstanding. If we fail to meet our obligations to maintain that registration statement, we will be required to pay to each affected warrant holder an amount in cash equal to 2% of the purchase price of such holder’s warrants. In the event that we fail to make such payments in a timely manner, the payments will bear interest at a rate of 1% per month until paid in full. This registration rights agreement also provides for incidental registration rights in connection with follow-on offerings, other than issuances pursuant to a business combination transaction or employee benefit plan. We do not consider payment of any such penalty to be probable as of December 31, 2008, and have therefore not recorded a liability for this contingency.

As of December 31, 2008, Eagle River Holdings, LLC held warrants entitling it to purchase 613,333 shares of Clearwire Class A Common Stock at an exercise price of $15.00 per share and warrants to purchase 375,000 shares of Clearwire Class A Common Stock at an exercise price of $3.00 per share. As of December 31, 2008, the remaining life of the warrants was 4.9 years.

14.	Share-Based Payments

In connection with the Closing, we assumed the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, the Old Clearwire 2007 Stock Compensation Plan, which we refer to as the 2007 Plan, and the Old Clearwire 2003 Stock Option Plan, which we refer to as the 2003 Plan. Share grants under the 2008 Plan generally vest ratably over four years and expire no later than seven years after the date of grant. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At December 31, 2008, there were 78,859,000 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.

We apply SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled. Share-based compensation expense is based on the estimated grant-date fair value and is recognized net of a forfeiture rate on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Stock Options

In connection with the Transactions, all Old Clearwire stock options issued and outstanding at the Closing were exchanged on a one-for-one basis for stock options with equivalent terms. The fair value of the vested and proportionately vested stock options exchanged of $38.0 million (see Note 3) is included in the calculation of purchase consideration using the Black-Scholes option pricing model with a share price of $6.62. Following the Closing, we granted options to certain officers and employees under the 2008 Plan. All options vest over a four-year period. Under SFAS No. 123(R), the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity from January 1, 2007 through December 31, 2008 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value As of
	Number of	Exercise	Term	12/31/2008
	Options	Price	(Years)	(In millions)

Options outstanding — January 1, 2007	—

Options outstanding — December 31, 2007	—

Exercisable outstanding — December 31, 2007	—

Options acquired in purchase accounting — November 28, 2008	19,093,614	$14.38

Exercisable outstanding — November 28, 2008	13,224,722	13.44

Granted	425,000	4.10
Forfeited	(337,147)	11.64
Exercised	(9,866)	3.00

Options outstanding — December 31, 2008	19,171,601	$14.21	6.36	$4.33

Exercisable outstanding — December 31, 2008	13,124,972	$13.44	6.09	$3.97

Information regarding stock options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
		Life	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	(Years)	Price	Options	Price

$2.25 – $3.00	1,963,086	4.0	$2.91	1,963,086	$2.91
$4.10	425,000	7.0	4.10	—	—
$6.00	3,679,307	5.7	6.00	3,674,306	6.00
$9.59 – $13.49	2,158,032	6.0	11.43	339,621	12.05
$13.70 – $16.02	1,550,504	6.7	15.04	1,079,898	15.05
$17.11	2,853,850	5.9	17.11	1,155,000	17.11
$18.00	1,958,018	7.2	18.00	1,703,408	18.00
$20.16 – $24.00	2,145,652	8.2	23.23	1,422,065	23.38
$24.09	7,000	8.7	24.09	1,750	24.09
$25.00 – $25.33	2,431,152	7.6	25.00	1,785,838	25.00

Total	19,171,601	6.4	$14.21	13,124,972	$13.44

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the year ended December 31, 2008:

Expected volatility	66.52%
Expected dividend yield	—
Expected life (in years)	4.75
Risk-free interest rate	1.93%
Weighted average fair value per option at grant date	$2.24

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense recorded related to stock options in the year ended December 31, 2008 was $2.4 million. In addition to options issued in exchange as part of the Transactions, the fair value of option grants during 2008 was $954,000. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2008 was approximately $9.0 million and is expected to be recognized over a weighted average period of approximately 2 years.

As of December 31, 2008, our forfeiture rate used in the calculation of stock option expense is 12.66%.

Restricted Stock Units

In connection with the Transactions, all Old Clearwire restricted stock units, which we refer to as RSUs issued and outstanding at the Closing were exchanged on a one-for-one basis for RSUs with equivalent terms. The fair value of the proportionately vested RSUs exchanged of $1.4 million (see Note 3) is included in the calculation of purchase consideration at a fair value equal to an unrestricted share, which is $6.62. Following the Closing, we granted RSUs to certain officers and employees under the 2008 Plan. All RSUs vest over a four-year period. Under SFAS No. 123(R), the fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

A summary of the RSU activity for the year ended December 31, 2008 is presented below:

		Weighted-
	Number of	Average
	RSU’s	Grant Price

Restricted stock units outstanding — January 1, 2007	—	$—

Restricted stock units outstanding — December 31, 2007	—	$—

Restricted stock units acquired in purchase accounting — November 28, 2008	3,216,500	$13.19
Granted	716,000	$4.10
Forfeited	(43,000)	$—
Exercised	(508,098)	$5.18
Cancelled	(108,777)	$—

Restricted stock units outstanding — December 31, 2008	3,272,625	$13.19

Expense recorded related to RSUs in the year ended December 31, 2008 was $1.3 million. The total fair value of grants during 2008 was $2.9 million. As of December 31, 2008, there were 3,272,625 units outstanding and total unrecognized compensation cost of approximately $17.0 million, which is expected to be recognized over a weighted-average period of approximately 2 years.

For the year ended December 31, 2008, we used a forfeiture rate of 7.50% in determining compensation expense for our RSUs.

Sprint Equity Compensation Plans

In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans, which we refer to collectively as the Sprint Plans. The Sprint Plans allow for continued plan participation as long as the employee remains employed by a Sprint subsidiary or affiliate. Under the Sprint Plans, options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest over a period of up to four years and have a contractual term of ten years. RSUs generally have both performance and service requirements with vesting periods ranging from one to three years. RSUs granted after the second quarter 2008 included quarterly performance targets but were not granted until performance targets were met.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, at the grant date these awards only had a remaining service requirement and vesting period of six months following the last day of the applicable quarter. Employees who were granted RSUs were not required to pay for the shares but generally must remain employed with Sprint or a subsidiary, until the restrictions lapse, which was typically three years or less. At December 31, 2008, there were 2,604,784 unvested options and 907,265 unvested RSUs outstanding.

The share-based compensation associated with these employees is incurred by Sprint on our behalf and is accounted for in accordance with SFAS No. 123(R) and EITF Issue No. 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Sprint provided us with the fair value of the options and RSUs for each reporting period, calculated in accordance with EITF Issue No. 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which we refer to as EITF Issue No. 96-18. EITF Issue No. 96-18 requires remeasurement based on the fair value of the equity instruments at each reporting period until the instruments are vested.

Compensation expense recorded related to the employees with unvested Sprint stock options and RSUs for the year ended December 31, 2008 was $2.8 million. Total unrecognized share-based compensation costs related to unvested stock options and RSUs outstanding as of December 31, 2008 was $292,000 and $493,000, respectively, and is expected to be recognized over approximately 1.4 years for stock options and 1.0 year for RSUs, respectively.

15.	Non-controlling Interests and Stockholders’ Equity

Pursuant to the Transactions, the following shares of common stock are authorized, issued and outstanding at December 31, 2008 (in thousands, except per share amounts):

			Issued and
		Authorized	Outstanding
	Par Value	Shares	Shares

Clearwire Class A Common Stock	$0.0001	1,300,000	190,002
Clearwire Class B Common Stock	$0.0001	750,000	505,000
Preferred Stock	$0.0001	15,000	—

		2,065,000	695,002

No shares were outstanding prior to the Closing, as we were a wholly-owned division of Sprint.

Class A Common Stock

The Clearwire Class A Common Stock represents the common equity of Clearwire. The holders of the Clearwire Class A Common Stock are entitled to one vote per share and, as a class, are entitled to 100% of any dividends or distributions made by Clearwire, with the exception of certain minimal liquidation rights provided to the Clearwire Class B Common Stockholders, which are described below. Each share of Clearwire Class A Common Stock participates ratably in proportion to the total number of shares of Clearwire Class A Common Stock issued by Clearwire. Holders of Clearwire Class A Common Stock have 100% of the economic interest in Clearwire and are considered the controlling interest for the purposes of financial reporting.

Upon liquidation, dissolution or winding up, the Clearwire Class A Common Stock will be entitled to any assets remaining after payment of all debts and liabilities of Clearwire, with the exception of certain minimal liquidation rights provided to the Clearwire Class B Common Stockholders, which are described below.

Clearwire Class B Common Stock

The Clearwire Class B Common Stock represents non-economic voting interests in Clearwire and holders of this stock are considered the non-controlling interests for the purposes of financial reporting. Identical to the Clearwire Class A Common Stock, the holders of Clearwire Class B Common Stock are entitled to one vote per

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, however they do not have any rights to receive distributions other than stock dividends paid proportionally to each outstanding Clearwire Class A and Clearwire Class B Common Stockholder or upon liquidation of Clearwire, an amount equal to the par value per share, which is $0.0001 per share.

Each holder of Clearwire Class B Common Stock holds an equivalent number of Clearwire Communications Class B Common Interests, which in substance reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Clearwire Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Clearwire Class A Common Stock.

Clearwire Communications Interests

Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations.

The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A Common Interests, which are 100% held by Clearwire, or Clearwire Communications Class B Common Interests, which are held by Sprint and the Investors, with the exception of Google. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

Each holder of Clearwire Communications Class B Common Interests holds an equivalent number of Clearwire Class B Common Stock and will be entitled at any time to exchange one share of Clearwire Class B Common Stock plus one Clearwire Communications Class B Common Interests for one share of Clearwire Class A Common Stock.

It is intended that at all times, the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Clearwire Class A Common Stock issued by Clearwire. Similarly, it is intended that, at all times, Sprint and each Investor, except Google, will hold an equal number of Clearwire Class B Common Stock and Clearwire Communications Class B Common Interests.

Dividend Policy

We have not declared or paid any dividends on Clearwire Class A or Class B Common Stock since the Closing. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our senior secured notes and the loan documents governing our Senior Term Loan Facility impose significant restrictions on our ability to pay dividends to our stockholders.

Non-controlling Interests in Clearwire Communications

Clearwire Communications is consolidated into Clearwire. Therefore, the holders of the Clearwire Communications Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire will be decreased in proportion to the outstanding non-controlling interests. Currently, at the Clearwire level, non-controlling interests represent approximately 73% of the non-economic voting interests.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Changes in Business Equity

The following is a reconciliation of changes in business equity for the Sprint WiMAX Business (in thousands):

Opening business equity, January 1, 2007	$1,402,410
Contributions and advances from Sprint:
Cash advances from Sprint	1,022,599
Increase in Sprint’s accruals for capital expenditures advances from Sprint	164,652
Sprint’s purchase of 2.5 GHz FCC licenses with Sprint stock	100,000

Total contributions and advances from Sprint	1,287,251
Net loss for the year ended December 31, 2007	(224,725)

Business equity at December 31, 2007	2,464,936
Contributions and advances from Sprint:
Cash advances from Sprint	532,165
Decrease in Sprint’s accrual for capital expenditures advances from Sprint	(92,000)
Sprint’s purchase of 2.5 GHz FCC licenses	11,760

Total contributions and advances from Sprint	451,925
Net loss from Januray 1, 2008 to November 28, 2008	(402,693)
Deferred tax liability retained by Sprint	755,018

Business equity at November 28, 2008	$3,269,186

The following is a recap of the recapitalization from the Transactions as of November 28, 2008 (in thousands):

Business equity in the Sprint WiMAX Business	$3,269,186
Acquisition of Old Clearwire before settlement loss	1,198,332
Investment by Investors and Sprint	3,200,037

$7,667,555

The following is a reconciliation from November 28, 2008 to December 31, 2008 of controlling and non-controlling interests (in thousands):

	Controlling	Non-Controlling
	Interest	Interests	Total

Initial contribution at November 28, 2008	$2,092,075	$5,575,480	$7,667,555
Net loss from November 29, 2008 to December 31, 2008	(29,933)	(159,721)	(189,654)
Changes in accumulated other comprehensive income	3,194	8,490	11,684
Other	856	12,369	13,225

Ending balance at December 31, 2008	$2,066,192	$5,436,618	$7,502,810

16.	Net Loss Per Share

Basic and diluted loss per share has been calculated in accordance with SFAS No. 128. Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the Closing, Sprint exchanged its ownership in us for Clearwire Class B Common Stock and Clearwire Communications Class B Common Interests. The Investors, other than Google, contributed $2.7 billion to Clearwire in exchange for Clearwire Class B Common Stock and Clearwire Communications Class B Common Interests. Google invested $500 million in exchange for 25 million shares of Clearwire Class A Common Stock.

Clearwire Class B Common Stockholders do not contractually participate in distributions of Clearwire; however Clearwire Class B Common Stockholders receive an income allocation in accordance with their non-controlling interests in Clearwire Communications, which is consolidated into Clearwire. For this reason, Clearwire Class B Common Stock loss per share is not presented on the consolidated statements of operations.

Basic Net Loss Per Share

The net loss per share available to holders of Clearwire Class A Common Stock is calculated as follows (in thousands, except per share amounts):

Post Transaction
Period From
November 29, 2008 to
December 31, 2008

Net loss before non-controlling interests	$(189,654)
Non-controlling interests in net loss of consolidated subsidiaries	159,721

Net loss available to Clearwire Class A Common Stockholders	$(29,933)

The net loss per share is calculated as follows (in thousands, except per share amounts):

	Outstanding	Weighted
	December 31,	Average Shares	Income
	2008	Outstanding(1)	Allocation(2)	Loss Per Share

Clearwire Class A Common Stock	190,002	189,921	$(29,933)	$(0.16)

(1)	Represents the weighted average outstanding shares from November 29, 2008 through December 31, 2008. At the Closing, Sprint and the Investors, other than Google, were issued Clearwire Communications Class B Common Interests and an equal number of Clearwire Class B Common Stock.

(2)	Clearwire Class B Common Stockholders do not contractually participate in distributions of Clearwire, however Clearwire Class B Common Stockholders receive an income allocation in accordance with their non-controlling interests in Clearwire Communications, which is consolidated into Clearwire.

Diluted Loss Per Share

The hypothetical exchange of Clearwire Communications Class B Common Interests together with Clearwire Class B Common Stock for Clearwire Class A Common Stock will have a dilutive effect on diluted loss per share due to certain tax effects for the period from November 29, 2008 through December 31, 2008. That exchange would result in both an increase in the number of Clearwire Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Clearwire Class A Common Stockholders through the elimination of the non-controlling interests allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock are converted to Clearwire Class A Common Stock, the Clearwire Communications partnership structure will no longer exist and Clearwire will be required to recognize a tax provision related to indefinite lived intangible assets.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss available to holders of Clearwire Class A Common Stock, assuming conversion of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock, is as follows (in thousands):

Post Transaction
Period From
November 29, 2008 to
December 31, 2008

Net loss	$(29,933)
Non-controlling interests in net loss of consolidated subsidiaries	(159,721)
Tax adjustment resulting from dissolution of Clearwire Communications	(4,158)

Net loss available to Clearwire Class A Common Stockholders, assuming the exchange of Clearwire Class B to Class A Common Stock	$(193,812)

Weighted average shares outstanding for diluted net loss per share are as follows (in thousands):

	Basic	Diluted

Clearwire Class A Common Stock	189,921	694,921

The net loss per share available to holders of Clearwire Class A Common Stock on a diluted basis is calculated as follows (in thousands, except per share amounts):

	Outstanding	Weighted
	December 31,	Average Shares
	2008	Outstanding	Income	Loss Per Share

Clearwire Class A Common Stock	695,002	694,921	$(193,812)	$(0.28)

The change in diluted loss per share is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock and the conversion of the non-controlling interests discussed above.

The computations of diluted loss per share for the period ended December 31, 2008 did not include the effects of the following options, restricted stock units and warrants as the inclusion of these securities would have been antidilutive during a period of losses and also did not include the contingent shares to be issued as part of the Transactions, since these shares had not been issued at December 31, 2008 (in thousands):

Post Transaction
Period From
November 29, 2008 to
December 31,
2008

Stock options	19,317
Restricted stock units	3,054
Warrants	17,806
Contingent shares	28,824

69,001

17.	Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that, under U.S. GAAP, are recorded as a component of stockholders’ equity but are excluded from net loss. Our other comprehensive loss is comprised of our share of foreign currency translation adjustments and unrealized gains and losses on marketable securities categorized as available-for-sale when applicable, after the applicable amounts have been allocated to our non-controlling interests.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of comprehensive loss (in thousands):

	For The Year Ended December 31,
	2008	2007

Net loss	$(432,626)	$(224,725)
Other comprehensive loss:
Net unrealized gain on available-for-sale investments	512	—
Foreign currency translation adjustment	2,682	—

Total other comprehensive loss	3,194	—

Total comprehensive loss	$(429,432)	$(224,725)

18.	Business Segments

We comply with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, which we refer to as the CODM, in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. Our CODM is our Chief Executive Officer. As our business continues to mature, we assess how we view and operate our business. Based on the nature of our operations, we market a product that is basically the same product across our United States and international markets. Our CODM assesses and reviews the Company’s performance and makes resource allocation decisions at the domestic and international levels. In 2008, we have identified two reportable segments: the United States and the International business. In 2007, we only had one reportable business segment: the United States, as we had no international operations.

We report business segment information as follows (in thousands):

	Year Ended December 31, 2008
	United States	International	Total

Revenues	$17,775	$2,714	$20,489
Cost of goods and services and network costs (exclusive of items shown separately below)	130,317	1,172	131,489
Operating expenses	237,343	3,629	240,972
Transaction related expenses	82,960	—	82,960
Depreciation and amortization	56,074	2,072	58,146

Total operating expenses	506,694	6,873	513,567

Operating loss	$(488,919)	$(4,159)	$(493,078)

Other income (expense), net			(37,662)
Non-controlling interest			159,721
Income tax provision			(61,607)

Net loss			$(432,626)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31,
2008

Capital expenditures
United States	$532,776
International	1,420

$534,196

December 31,
2008

Total assets
United States	$8,901,988
International	222,179

$9,124,167

19.	Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River Holdings, LLC, which we refer to as ERH, Motorola, Inc. and Bell Canada, all of which are or have been related parties.

The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,	December 31,
	2008	2007

Notes receivable	$4,837	$—
Accounts payable and accrued expenses	$33,872	$—
Pre-closing financing	$178,748	$—

	Year Ended December 31,
	2008	2007

Cost of good and services and network costs	$40,950	$41,554
Selling, general and administrative	$173,221	$75,554
Total contributions and advances from Sprint	$451,925	$1,287,251

Amounts outstanding at the end of the year are unsecured and will be settled in cash.

Sprint Nextel Corporation— Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $171.1 million in the year ended December 31, 2008 and $115.0 million in the year ended December 31, 2007. Additionally, we have entered into lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $36.4 million in the year ended December 31, 2008 and $2.0 million in the year ended December 31, 2007.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sprint Pre-Closing Financing Amount and Amended Credit Agreement— As a result of the Transactions, we assumed the liability to reimburse Sprint for the Sprint Pre-Closing Financing Amount. We were required to pay $213.0 million, plus related interest of $4.5 million, to Sprint in cash on the first business day after the Closing, with the remainder added as the Sprint Tranche under the Amended Credit Agreement in the amount of $179.2 million.

Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Following the completion of the Transactions and the post-closing adjustments, Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 51% and the Investors collectively owned a 31% interest in Clearwire. See Note 3 for discussion regarding the post closing adjustment.

ERH is the holder of 35,922,958 shares of our outstanding Clearwire Class A Common Stock, which represents an approximate 5% ownership interest in Clearwire. Eagle River Inc, which we refer to as ERI, is the manager of ERH. Each entity is controlled by Craig McCaw, a director of Clearwire. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. It is likely Mr. McCaw and his affiliates will continue to make additional investments in telecommunications businesses.

As of December 31, 2008, ERH held warrants entitling it to purchase 613,333 shares of Clearwire Class A Common Stock at an exercise price of $15.00 per share and warrants to purchase 375,000 shares of Clearwire Class A Common Stock at an exercise price of $3.00 per share. As of December 31, 2008, the remaining life of the warrants was 4.9 years.

Certain of our officers and directors provide additional services to ERH, ERI and their affiliates for which they are separately compensated by such entities. Any compensation paid to such individuals by ERH, ERI and/or their affiliates for their services is in addition to the compensation paid by us.

Following the Closing, Clearwire, Sprint, ERH and the Investors agreed to enter into an equityholders’ agreement, which set forth certain rights and obligations of the equityholders with respect to governance of Clearwire, transfer restrictions on our common stock, rights of first refusal and pre-emptive rights, among other things. In addition, we have also entered into a number of commercial agreements with Sprint and the Investors which are outlined below.

Additionally, the wife of Mr. Salemme, our Executive Vice President, Strategy, Policy and External Affairs is a Group Vice President at Time Warner Cable. She was not directly involved in any of our transactions with Time Warner Cable.

Davis Wright Tremaine LLP— The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, our Co-Chairman, is married to a partner at Davis Wright Tremaine. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the year ended December 31, 2008, we paid $907,000 to Davis Wright Tremaine for legal services. This does not include fees paid by Old Clearwire.

Master Site Agreement — We entered into a master site agreement with Sprint, or the Master Site Agreement, pursuant to which Sprint and we will establish the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement will be ten years from the Closing. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The basic fee is $600 per month per site. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees, such as an application fee of $1,000 per site.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Agreement for Network Services — We entered into a master agreement for network services, or the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we will establish the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated customers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services will be five years, but the lessee will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Investors that contain commitments that extend up to five years.

IT Master Services Agreement — We entered into an IT master services agreement with the Sprint Entities, or the IT Master Services Agreement, pursuant to which the Sprint Entities and us will establish the contractual framework and procedures for us to purchase information technology, or IT, application services from the Sprint Entities. We may order various information technology application services from the Sprint Entities, including human resources applications, supply chain and finance applications, device management services, data warehouse services, credit/address check, IT help desk services, repair services applications, customer trouble management, coverage map applications, network operations support applications, and other services. The specific services requested by us will be identified in Statements of Work to be completed by the Sprint Entities and us. The Sprint Entities will provide service levels consistent with the service levels the Sprint Entities provide to their affiliates for the same services. Pricing will be specified in each separate Statement of Work for each type of service. The term of the IT Master Services Agreement will be five years, but we will have the right to extend the term for an additional five years.

4G MVNO Agreement — We entered into a non-exclusive 4G MVNO agreement at the Closing with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P., or the 4G MVNO Agreement. We will sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers marketing and reselling the wireless broadband services to each of their respective end user customers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We will sell these services at our retail prices less agreed upon discounts.

Intel Market Development Agreement — We entered into a market development agreement with Intel, or the Intel Market Development Agreement, pursuant to which we committed to deploy mobile WiMAX on our network and to promote the use of certain notebook computers and mobile Internet devices on our network, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on our network. The Intel Market Development Agreement will last for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one year terms up to a maximum of 13 additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum 20-year term, the agreement will thereafter automatically renew for successive one year renewal periods until either party terminates the agreement. Under the Intel Market Development Agreement, Clearwire Communications will pay to Intel a portion of the revenues received from certain retail customers using certain Intel-based notebook computers, or other mutually agreed on devices on the its network, for a certain period of time. Subject to certain qualifications, Clearwire Communications will also pay to Intel activation fees for each qualifying Intel-based device activated on its network during the initial term.

Google Products and Services Agreement — We entered into a products and services agreement with Google, or the Google Products and Services Agreement, pursuant to which Google and we will collaborate on a variety of

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products and services. Google will provide advertising services to us for use with certain websites and devices, and we will utilize these Google advertising services on an exclusive basis for its retail customers. Google will pay us a percentage of the revenue that Google generates from these advertising services. Google will also provide a suite of hosted communications services, including email, instant messaging and calendar functionality, to us for integration into our desktop portal offering. Furthermore, we will support the open-source Android platform, will work with Google to offer certain other Google applications, and will explore working with Google on a variety of other potential products and services. The Google Products and Services Agreement will have a term of three years.

Google Spectrum Agreement — We entered into a spectrum agreement with Google, or the Google Spectrum Agreement, pursuant to which we will make available to Google certain of our excess 2.5 GHz spectrum in various markets for experimental usage by Google, and for development of alternative applications by third-parties operating under the direction and approval of Google and us. The third-party use of our spectrum beyond that used for WiMAX technology can not be utilized in a manner that will interfere with our use of our spectrum for WiMAX technology, and will be subject to availability. The revenue generated from the spectrum usage other than for WiMAX technology will be shared by Google and us. In addition, both parties will agree to form a joint technology team to manage the activities outlined in the Google Spectrum Agreement. The Google Spectrum Agreement provides for an initial term of five years from the date of the agreement. The Google Spectrum Agreement will be terminable by either party on default of the other party.

Motorola Agreements — As a result of the Transactions, we assumed commercial agreements with Motorola where we are commited to purchase certain infrastructure and supply inventory from Motorola. Certain of our subsidiaries are also commited to purchase certain types of network infrastructure products, modems and PC cards we provide to our subscribers exclusively from Motorola through August 2011 and, thereafter, 51% until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied. For the period following the Closing, we paid Motorola $2.4 million under these agreements. The remaining commitment was $10.7 million at December 31, 2008.

20.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total

2008 quarter:
Total revenues	$—	$—	$—	$20,489	$20,489
Gross loss(1)	$(26,861)	$(25,577)	$(31,147)	$(27,415)	$(111,000)
Operating loss(2)	$(95,101)	$(73,679)	$(90,864)	$(233,434)	$(493,078)
Net loss	$(97,437)	$(79,566)	$(137,603)	$(118,020)	$(432,626)
Net loss per common share:
Basic				$(0.16)	$(0.16)
Diluted				$(0.28)	$(0.28)
2007 quarter:
Total revenues	$—	$—	$—	$—	$—
Gross loss(1)	$(3,758)	$(4,602)	$(5,606)	$(34,899)	$(48,865)
Operating loss	$(29,267)	$(39,596)	$(39,194)	$(104,328)	$(212,385)
Net loss	$(32,563)	$(41,809)	$(42,045)	$(108,308)	$(224,725)

(1)	Gross loss excludes depreciation and amortization included in operating loss.

(2)	Operating loss includes a non-recurring charge of approximately $80.6 million related to the settlement of spectrum lease contracts.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events

Upon consummation of the Transactions, the Investors originally purchased shares of Clearwire Class A Common Stock, Clearwire Class B Common Stock and Clearwire Communications Class B Common Interests, at a price of $20.00 per share or interest, as applicable. In accordance with the original terms of the Transaction Agreement, the purchase price paid by the Investors was subject to a post-closing adjustment to between $17.00 and $23.00 per share or interest, as applicable. On February 26, 2009, the final purchase price was determined based on the volume weighted average share price of the Clearwire Class A Common Stock on the NASDAQ Global Select Market over 15 randomly-selected trading days during the 30-trading day period ending on and including the trading day prior to February 26, 2009. Based on our trading price during the period, the final purchase price to be paid by the Investors was established to be $17.00 per share or interest, as applicable.

The number of additional shares issued to the Investors on February 26, 2009 was as follows:

	Class A	Class B	Class B
Investor	Common Stock	Common Stock	Common Interests

Comcast Corporation	—	9,264,705	9,264,705
Time Warner Cable Inc.	—	4,852,941	4,852,941
Bright House Networks, LLC	—	882,353	882,353
Intel Corporation	—	8,823,530	8,823,530
Google	4,411,765	—	—

Total	4,411,765	23,823,529	23,823,529

In addition, on February 27, 2009, the Company sold 588,235 shares of Clearwire Class A Common Stock to CW Investment Holdings, at a price of $17.00 per share, pursuant to the Transaction Agreement, dated as of May 7, 2008.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP is the independent auditor for Sprint Nextel Corporation and its subsidiaries, which included the WiMAX Operations of Sprint Nextel Corporation, our accounting predecessor. KPMG LLP audited the financial statements of the WiMAX Operations of Sprint Nextel Corporation as of December 31, 2007 and for the year then ended.

Deloitte & Touche LLP was the independent auditor for Clearwire Corporation and subsidiaries (which prior to its merger with the WiMAX Operations of Sprint Nextel Corporation on November 28, 2009 is referred to as Old Clearwire). Deloitte & Touche LLP audited the consolidated financial statements of Old Clearwire as of December 31, 2007 and December 31, 2006, and for each of the three years in the period ended December 31, 2007.

Deloitte & Touche LLP was retained as the independent auditor for Clearwire Corporation and subsidiaries, the company resulting from the merger of Old Clearwire and the WiMAX Operations of Sprint Nextel Corporation on November 28, 2008. Deloitte & Touche LLP has audited the consolidated financial statements of Clearwire Corporation as of December 31, 2008 and for the year then ended.

In connection with the audit of the year ended December 31, 2007, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make references in connection with their opinion to the subject matter of the disagreement.

The audit report of KPMG LLP on the financial statements of the WiMAX Operations of Sprint Nextel Corporation for the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), President, Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, under the supervision and with the participation of our CEO, President, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2008. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, President, CFO and CAO, concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm. In addition, Clearwire completed a series of transactions with privately-held subsidiaries of Sprint on November 28, 2008, including Sprint HoldCo LLC, which is deemed to be Old Clearwire’s “acquirer” for accounting and financial reporting purposes. For the purposes of applying the requirements of Item 308T of Regulation S-K, pursuant to a waiver granted by the SEC permitting Clearwire to rely on the transition period rules of the SEC, Clearwire has been deemed to be a newly-public company and will provide both reports beginning with the year ending December 31, 2009.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our 2009 Proxy Statement (the “Proxy Statement”) under the heading “Information About Our Directors and Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2008 fiscal year.

ITEM 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Information About Our Directors and Executive Officers — Compensation of the Board,” “Compensation of Executive Officers” and “Report of the Compensation Committee on Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement under the headings “Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock”, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement under the heading “Information About Our Directors and Executive Officers — Related Party Transactions,” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors”, and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of March 25, 2009.

CLEARWIRE CORPORATION

/s/  William T. Morrow
William T. Morrow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2009.

Signature	Title	Date

/s/ William T. Morrow William T. Morrow	Chief Executive Officer (Principal Executive Officer)	March 25, 2009

/s/ David J. Sach David J. Sach	Chief Financial Officer (Principal Financial Officer)	March 25, 2009

/s/ Robert M. Delucia Robert M. DeLucia	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2009

/s/ Craig O. McCaw Craig O. McCaw	Director	March 25, 2009

/s/ Peter L. S. Currie Peter L. S. Currie	Director	March 25, 2009

/s/ Jose A. Collazo Jose A. Collazo	Director	March 25, 2009

/s/ Keith O. Cowan Keith O. Cowan	Director	March 25, 2009

/s/ Steve Elfman Steve Elfman	Director	March 25, 2009

/s/ Dennis S. Hersch Dennis S. Hersch	Director	March 25, 2009

/s/ Daniel R. Hesse Daniel R. Hesse	Director	March 25, 2009

/s/ Frank Ianna Frank Ianna	Director	March 25, 2009

/s/ Sean Maloney Sean Maloney	Director	March 25, 2009

/s/ Theodore H. Schell Theodore H. Schell	Director	March 25, 2009

/s/ John W. Stanton John W. Stanton	Director	March 25, 2009

/s/ Brian P. McAndrews Brian P. McAndrews	Director	March 25, 2009

EXHIBIT INDEX

2.1	Transaction Agreement and Plan of Merger dated May 7, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
2.2	Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated November 21, 2008, as amended, among Clearwire Corporation, Sprint Nextel Corporation, Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks, LLC (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.1	Restated Certificate of Incorporation of Clearwire Corporation (Incorporated herein by reference to Exhibit 3.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.2	Bylaws of Clearwire Corporation, effective as of November 28, 2008 (Incorporated herein by reference to Exhibit 3.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.1	Equityholders’ Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint HoldCo, LLC, Eagle River Holdings, LLC, Intel Capital Wireless Investment Corporation 2009A, Intel Capital Wireless Investment Corporation 2008B, Intel Capital Wireless Investment Corporation 2008C, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc., Comcast Wireless Investment I, Inc., Comcast Wireless Investment II, Inc., Comcast Wireless Investment III, Inc., Comcast Wireless Investment IV, Inc., Comcast Wireless Investment V, Inc., Google Inc., TWC Wireless Holdings I LLC, TWC Wireless Holdings II LLC, TWC Wireless Holdings III LLC, BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.2	Stock certificate for Clearwire Corporation Class A Common Stock
4.3	Registration Rights Agreement dated August 5, 2005, among Clearwire Corporation and certain buyers of the Senior Secured Notes (Incorporated herein by reference to Exhibit 4.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.10 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.5	Registration Rights Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Eagle River Holdings, LLC, Intel Corporation, Comcast Corporation, Google Inc., Time Warner Cable Inc. and BHN Spectrum Investments LLC (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
9.1	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation and Eagle River Holdings, LLC (Incorporated herein by reference to Exhibit 9.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
9.2	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation, Intel Capital Corporation and Intel Capital (Cayman) Corporation (Incorporated herein by reference to Exhibit 9.2 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.1	Indemnification Agreement dated November 13, 2003, among Flux Fixed Wireless, LLC and Flux United States Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.2	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.3	Letter Agreement dated April 26, 2004, between Clearwire Corporation and Nicolas Kauser (Incorporated herein by reference to Exhibit 10.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.4	Letter Agreement dated April 27, 2004, between Clearwire Corporation and R. Gerard Salemme (Incorporated herein by reference to Exhibit 10.6 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).

10.5	Employment Agreement dated June 28, 2004, between Clearwire Corporation and Perry Satterlee (Incorporated herein by reference to Exhibit 10.7 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.6	Letter Agreement dated March 2, 2005, between Clearwire Corporation and John Butler (Incorporated herein by reference to Exhibit 10.8 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.7	Clearwire Corporation 2003 Stock Option Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.8	Amended and Restated Limited Liability Company Agreement dated July 12, 2006, between Clearwire US LLC and Shichinin LLC (Incorporated herein by reference to Exhibit 10.48 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.9	Clearwire Corporation 2007 Annual Performance Bonus Plan (Incorporated herein by reference to Exhibit 10.54 of Amendment No. 2 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 30, 2007).
10.10	Wireless Broadband System Services Agreement dated August 29, 2006, between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.55 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.11	Wireless Broadband System Infrastructure Agreement dated August 29, 2006, between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.56 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.12	Wireless Broadband CPE Supply Agreement dated August 29, 2006, between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.57 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.13	Clearwire Corporation 2007 Stock Compensation Plan (Incorporated herein by reference to Exhibit 4.2 of Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.14	Stock and Asset Purchase Agreement by and among BellSouth Corporation, Clearwire Spectrum Holdings II LLC, Clearwire Corporation and AT&T Inc. dated as of February 15, 2007 Plan (Incorporated herein by reference to Exhibit 10.71 of Amendment No. 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007).
10.15	Credit Agreement dated as of July 3, 2007, among Clearwire Corporation, the several lenders from time to time parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed July 5, 2007).
10.16	Incremental Facility Amendment dated November 2, 2007, among Clearwire Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Bank N.A., as a Tranche C Term Lender, and Morgan Stanley Senior Funding, Inc. and Wachovia Capital Markets, LLC, as lead arrangers (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 2, 2007).
10.17	Sprint Incremental Term Loan Amendment dated December 1, 2008, by and among Clearwire Legacy LLC (formerly known as Clearwire Sub LLC), Clearwire XOHM LLC (formerly known as Sprint Sub, LLC), Clearwire Communications LLC, Morgan Stanley Senior Funding, Inc., as administrative agent and Sprint Nextel Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.18	Amended and Restated Credit Agreement dated November 21, 2008, by and among Clearwire Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. as co-documentation agents, JP Morgan Chase Bank, N.A. as syndication agent, Morgan Stanley & Co., Inc. as collateral agent, Morgan Stanley Senior Funding, Inc. as administrative agent and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 24, 2008).
10.19	Form of Stock Option Agreement.

10.20	Form of Restricted Stock Unit Award Agreement.
10.21	Clearwire Corporation Change in Control Severance Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed May 12, 2008 and Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed August 8, 2008).
10.22	Amended and Restated Operating Agreement of Clearwire Communications LLC dated November 28, 2008 (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.23	Subscription Agreement dated May 7, 2008, between CW Investment Holdings, LLC and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.56 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.24***	Intellectual Property Agreement dated November 28, 2008, between Sprint Nextel Corporation and Clearwire Communications LLC.
10.25**	MVNO Support Agreement dated May 7, 2008, among Sprint Spectrum L.P. d/b/a Sprint, Comcast MVNO II, LLC, TWC Wireless, LLC and BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 10.58 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.26***	4G MVNO Agreement dated November 28, 2008, among Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P. d/b/a Sprint.
10.27***	Market Development Agreement dated November 28, 2008, between Clearwire Communications LLC and Intel Corporation.
10.28***	Google Products and Services Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC.
10.29***	Spectrum Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC.
10.30***	Master Site Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Nextel Spectrum LP.
10.31***	Master Agreement for Network Services dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc.
10.32***	Authorized Sales Representative Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc.
10.33***	National Retailer Agreement dated November 28, 2008, between Sprint Solutions, Inc. and Clearwire Communications LLC.
10.34***	IT Master Services Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc.
10.35	Form of Clearwire Employee Confidentiality and Intellectual Property Agreement (Incorporated herein by reference to Exhibit 10.69 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.36	Clearwire Corporation 2008 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.68 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.37	Clearwire Corporation 2007 Stock Compensation Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.38	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 8, 2008).
10.39	Offer Letter Agreement dated January 21, 2009 between Clearwire Corporation and David J. Sach.
10.40	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and Benjamin G. Wolff.
10.41	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and William T. Morrow.

21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes Oxley Act of 2002.
99.1	2007 Clearwire Corporation financial statements and footnotes.

*	Flux United States Corporation changed its name to Clearwire Corporation effective February 24, 2004, and as a result all references to Flux United States Corporation in this index are now to Clearwire Corporation.

**	The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

***	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.