Form 10-K/A
period 2008-12-31
Clearwire Corp /DE
filed 2009-04-13
CIK 1442505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 17, 2009 are incorporated by reference into Part III.

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to Clearwire Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009 (the “Original Filing”) is to refile Exhibits 10.24, 10.28 and 10.29, which include changes to the redactions in each exhibit, as compared to the versions previously filed, made in response to comments received from the staff of the Securities and Exchange Commission, and to amend the cover page of the Original Filing to correct the date of the Annual Meeting of Shareholders. No other changes or updates are being made to the Original Filing.

PART IV
Item 15.	Exhibits and Financial Statement Schedules	1
	Signatures.	2
EX-10.24
EX-10.28
EX-10.29
EX-31.1
EX-31.2

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of April 13, 2009.

CLEARWIRE CORPORATION

/s/  William T. Morrow
William T. Morrow
Chief Executive Officer

EXHIBIT INDEX

2.1	Transaction Agreement and Plan of Merger dated May 7, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
2.2	Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated November 21, 2008, as amended, among Clearwire Corporation, Sprint Nextel Corporation, Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks, LLC (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.1	Restated Certificate of Incorporation of Clearwire Corporation (Incorporated herein by reference to Exhibit 3.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.2	Bylaws of Clearwire Corporation, effective as of November 28, 2008 (Incorporated herein by reference to Exhibit 3.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.1	Equityholders’ Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint HoldCo, LLC, Eagle River Holdings, LLC, Intel Capital Wireless Investment Corporation 2009A, Intel Capital Wireless Investment Corporation 2008B, Intel Capital Wireless Investment Corporation 2008C, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc., Comcast Wireless Investment I, Inc., Comcast Wireless Investment II, Inc., Comcast Wireless Investment III, Inc., Comcast Wireless Investment IV, Inc., Comcast Wireless Investment V, Inc., Google Inc., TWC Wireless Holdings I LLC, TWC Wireless Holdings II LLC, TWC Wireless Holdings III LLC, BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.2	Stock certificate for Clearwire Corporation Class A Common Stock (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
4.3	Registration Rights Agreement dated August 5, 2005, among Clearwire Corporation and certain buyers of the Senior Secured Notes (Incorporated herein by reference to Exhibit 4.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.10 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.5	Registration Rights Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Eagle River Holdings, LLC, Intel Corporation, Comcast Corporation, Google Inc., Time Warner Cable Inc. and BHN Spectrum Investments LLC (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
9.1	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation and Eagle River Holdings, LLC (Incorporated herein by reference to Exhibit 9.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
9.2	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation, Intel Capital Corporation and Intel Capital (Cayman) Corporation (Incorporated herein by reference to Exhibit 9.2 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.1*	Indemnification Agreement dated November 13, 2003, among Flux Fixed Wireless, LLC and Flux United States Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.2	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.3	Letter Agreement dated April 26, 2004, between Clearwire Corporation and Nicolas Kauser (Incorporated herein by reference to Exhibit 10.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.4	Letter Agreement dated April 27, 2004, between Clearwire Corporation and R. Gerard Salemme (Incorporated herein by reference to Exhibit 10.6 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).

10.5	Employment Agreement dated June 28, 2004, between Clearwire Corporation and Perry Satterlee (Incorporated herein by reference to Exhibit 10.7 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.6	Letter Agreement dated March 2, 2005, between Clearwire Corporation and John Butler (Incorporated herein by reference to Exhibit 10.8 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.7	Clearwire Corporation 2003 Stock Option Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.8	Amended and Restated Limited Liability Company Agreement dated July 12, 2006, between Clearwire US LLC and Shichinin LLC (Incorporated herein by reference to Exhibit 10.48 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.9	Clearwire Corporation 2007 Annual Performance Bonus Plan (Incorporated herein by reference to Exhibit 10.54 of Amendment No. 2 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 30, 2007).
10.10	Wireless Broadband System Services Agreement dated August 29, 2006, between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.55 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.11	Wireless Broadband System Infrastructure Agreement dated August 29, 2006, between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.56 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.12	Wireless Broadband CPE Supply Agreement dated August 29, 2006, between Motorola and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.57 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.13	Clearwire Corporation 2007 Stock Compensation Plan (Incorporated herein by reference to Exhibit 4.2 of Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.14	Stock and Asset Purchase Agreement by and among BellSouth Corporation, Clearwire Spectrum Holdings II LLC, Clearwire Corporation and AT&T Inc. dated as of February 15, 2007 Plan (Incorporated herein by reference to Exhibit 10.71 of Amendment No. 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007).
10.15	Credit Agreement dated as of July 3, 2007, among Clearwire Corporation, the several lenders from time to time parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed July 5, 2007).
10.16	Incremental Facility Amendment dated November 2, 2007, among Clearwire Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Bank N.A., as a Tranche C Term Lender, and Morgan Stanley Senior Funding, Inc. and Wachovia Capital Markets, LLC, as lead arrangers (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 2, 2007).
10.17	Sprint Incremental Term Loan Amendment dated December 1, 2008, by and among Clearwire Legacy LLC (formerly known as Clearwire Sub LLC), Clearwire XOHM LLC (formerly known as Sprint Sub, LLC), Clearwire Communications LLC, Morgan Stanley Senior Funding, Inc., as administrative agent and Sprint Nextel Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.18	Amended and Restated Credit Agreement dated November 21, 2008, by and among Clearwire Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. as co-documentation agents, JP Morgan Chase Bank, N.A. as syndication agent, Morgan Stanley & Co., Inc. as collateral agent, Morgan Stanley Senior Funding, Inc. as administrative agent and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 24, 2008).
10.19	Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 10.19 to Clearwire Corporation’s Form 10-K filed March 26, 2009).

10.20	Form of Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.20 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.21	Clearwire Corporation Change in Control Severance Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed May 12, 2008 and Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed August 8, 2008).
10.22	Amended and Restated Operating Agreement of Clearwire Communications LLC dated November 28, 2008 (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.23	Subscription Agreement dated May 7, 2008, between CW Investment Holdings, LLC and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.56 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.24***	Intellectual Property Agreement dated November 28, 2008, between Sprint Nextel Corporation and Clearwire Communications LLC.
10.25**	MVNO Support Agreement dated May 7, 2008, among Sprint Spectrum L.P. d/b/a Sprint, Comcast MVNO II, LLC, TWC Wireless, LLC and BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 10.58 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.26***	4G MVNO Agreement dated November 28, 2008, among Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P. d/b/a Sprint (Incorporated herein by reference to Exhibit 10.26 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.27***	Market Development Agreement dated November 28, 2008, between Clearwire Communications LLC and Intel Corporation (Incorporated herein by reference to Exhibit 10.27 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.28***	Google Products and Services Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC.
10.29***	Spectrum Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC.
10.30***	Master Site Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Nextel Spectrum LP (Incorporated herein by reference to Exhibit 10.30 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.31***	Master Agreement for Network Services dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc. (Incorporated herein by reference to Exhibit 10.31 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.32***	Authorized Sales Representative Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc. (Incorporated herein by reference to Exhibit 10.32 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.33***	National Retailer Agreement dated November 28, 2008, between Sprint Solutions, Inc. and Clearwire Communications LLC. (Incorporated herein by reference to Exhibit 10.33 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.34***	IT Master Services Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc. (Incorporated herein by reference to Exhibit 10.34 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.35	Form of Clearwire Employee Confidentiality and Intellectual Property Agreement (Incorporated herein by reference to Exhibit 10.69 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.36	Clearwire Corporation 2008 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.68 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.37	Clearwire Corporation 2007 Stock Compensation Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.38	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 8, 2008).
10.39	Offer Letter Agreement dated January 21, 2009 between Clearwire Corporation and David J. Sach (Incorporated herein by reference to Exhibit 10.39 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.40	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and Benjamin G. Wolff (Incorporated herein by reference to Exhibit 10.40 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
10.41	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and William T. Morrow (Incorporated herein by reference to Exhibit 10.41 to Clearwire Corporation’s Form 10-K filed March 26, 2009).

21.1	List of subsidiaries (Incorporated herein by reference to Exhibit 21.1 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
23.1	Consent of Deloitte & Touche LLP (Incorporated herein by reference to Exhibit 23.1 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
23.2	Consent of KPMG LLP (Incorporated herein by reference to Exhibit 23.2 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.1 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.2 to Clearwire Corporation’s Form 10-K filed March 26, 2009).
99.1	2007 Clearwire Corporation financial statements and footnotes (Incorporated herein by reference to Exhibit 99.1 to Clearwire Corporation’s Form 10-K filed March 26, 2009).

*	Flux United States Corporation changed its name to Clearwire Corporation effective February 24, 2004, and as a result all references to Flux United States Corporation in this index are now to Clearwire Corporation.

**	The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

***	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.