Form 10-Q
period 2009-03-31
Clearwire Corp /DE
filed 2009-05-15
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-34196
CLEARWIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	56-2408571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Carillon Point
Kirkland, Washington	98033
(Address of principal executive office)	(zip code)
(425) 216-7600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of May 7, 2009 was 195,023,492. The number of shares outstanding of the registrant’s Class B common stock as of May 7, 2009 was 528,823,529.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,383	$1,206,143
Short-term investments (Note 4)	2,664,456	1,901,749
Restricted cash	1,093	1,159
Accounts receivable, net of allowance of $910 and $913	3,922	4,166
Notes receivable	4,617	4,837
Inventory	4,863	3,174
Prepaids and other assets	45,562	44,644

Total current assets	2,895,896	3,165,872
Property, plant and equipment, net (Note 5)	1,381,490	1,319,945
Restricted cash	4,727	8,381
Long-term investments (Note 4)	17,494	18,974
Spectrum licenses (Note 6)	4,471,259	4,471,862
Other intangible assets, net (Note 7)	115,464	122,808
Investments in equity investees	10,513	10,956
Other assets	18,713	5,369

TOTAL ASSETS	$8,915,556	$9,124,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and other current liabilities (Note 8)	$152,939	$145,417
Deferred revenue	11,940	11,761
Current portion of long-term debt (Note 10)	14,292	14,292

Total current liabilities	179,171	171,470
Long-term debt (Note 10)	1,366,039	1,350,498
Deferred tax liabilities (Note 9)	3,588	4,164
Other long-term liabilities	118,238	95,225

Total liabilities	1,667,036	1,621,357
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Clearwire Corporation stockholders’ equity:
Class A Common Stock, par value $0.0001, 1,300,000,000 shares authorized; 195,008,215 and 190,001,706 shares issued and outstanding, respectively	20	19
Class B Common Stock, par value $0.0001, 750,000,000 shares authorized; 528,823,529 and 505,000,000 shares issued and outstanding, respectively	53	51
Additional paid-in capital	2,070,665	2,092,861
Accumulated other comprehensive income	748	3,194
Accumulated deficit	(100,988)	(29,933)

Total Clearwire Corporation stockholders’ equity	1,970,498	2,066,192
Non-controlling interests	5,278,022	5,436,618

Total stockholders’ equity	7,248,520	7,502,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,915,556	$9,124,167

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUE	$62,137	$—
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below)	73,633	26,861
Selling, general and administrative expense	108,465	40,255
Depreciation and amortization (Notes 5, 6 and 7)	48,548	6,770
Spectrum lease expense (Notes 6 and 13)	64,440	21,215

Total operating expenses	295,086	95,101

OPERATING LOSS	(232,949)	(95,101)

OTHER INCOME (EXPENSE):
Interest income	3,277	285
Interest expense (Note 10)	(27,598)	—
Foreign currency loss, net	(421)	—
Other-than-temporary impairment loss and realized loss on investments (Note 4)	(1,480)	—
Gain (loss) on undesignated interest rate swap contracts, net (Note 11)	1,050	—
Other income (expense), net	(2,457)	1,546

Total other income (expense), net	(27,629)	1,831

LOSS BEFORE INCOME TAXES	(260,578)	(93,270)
Income tax provision	86	(4,167)

NET LOSS	(260,492)	(97,437)
Less: non-controlling interests in net loss of consolidated subsidiaries	189,437	—

NET LOSS ATTRIBUTABLE TO CLEARWIRE CORPORATION	$(71,055)	$(97,437)

Net loss per Class A Common Share (Note 15):
Basic	$(0.37)

Diluted	$(0.38)

Weighted average Class A Common Shares outstanding:
Basic	191,887

Diluted	705,887

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,492)	$(97,437)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(86)	4,167
Losses from equity investees, net	397	—
Loss on asset disposals	2,270	—
Non-cash fair value adjustment on swaps	(3,090)	—
Realized loss on investments	1,480	—
Non-cash interest expense	19,114	—
Depreciation and amortization	48,548	6,770
Amortization of favorable spectrum leases, spectrum rent and lease service	21,675	3,134
Non-cash tower and building rent	12,827	—
Share-based compensation	5,940	—
Equipment and inventory disposals	2,477	—
Provision for uncollectable accounts	1,834	—
Changes in assets and liabilities:
Inventory	115	—
Accounts receivable	(1,692)	—
Prepaids and other assets	(6,462)	1,101
Prepaid spectrum licenses	(15,890)	—
Accrued interest	(1,587)	—
Accounts payable and other liabilities	11,989	—

Net cash used in operating activities	(160,633)	(82,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114,530)	(258,639)
Payments for spectrum licenses and other intangible assets	(4,597)	(84,290)
Purchases of available-for-sale investments	(966,772)	—
Sales of available-for-sale investments	200,000	—
Proceeds from asset sales	2,000	—
Net decrease to restricted cash	3,720	—

Net cash used in investing activities	(880,179)	(342,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Sprint Nextel Corporation	—	425,194
Proceeds from issuance of common stock	10,016	—
Principal payments on long-term debt	(3,573)	—

Net cash provided by financing activities	6,443	425,194
Effect of foreign currency exchange rates on cash and cash equivalents	(391)	—

Net decrease in cash and cash equivalents	(1,034,760)	—
CASH AND CASH EQUIVALENTS:
Beginning of period	1,206,143	—

End of period	$171,383	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for spectrum lease expense	$(42,765)	$—
Interest paid	(10,071)	—
Swap interest paid	(2,040)	—
Interest received	3,277	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fixed asset purchases in accounts payable	2,795	—
Fixed asset purchases included in advances and contributions from Sprint Nextel Corporation	—	(39,127)
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Class A		Class B			Other			Total
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity
Balances at January 1, 2009	190,002	$19	505,000	$51	$2,092,861	$3,194	$(29,933)	$5,436,618	$7,502,810

Net loss	—	—	—	—	—	—	(71,055)	(189,437)	(260,492)
Foreign currency translation adjustment	—	—	—	—	—	(2,103)	—	(5,492)	(7,595)
Unrealized loss on investments	—	—	—	—	—	(343)	—	(907)	(1,250)

Comprehensive loss									(269,337)
Class A shares issued	5,000	1	—	—	9,999	—	—	—	10,000
Issuance of Clearwire LLC Class A and Class B Common Interests	—	—	23,824	—	(33,632)	—	—	33,632	—
Share-based compensation and other capital transactions	6	—	—	2	1,437	—	—	3,608	5,047

Balances at March 31, 2009	195,008	$20	528,824	$53	$2,070,665	$748	$(100,988)	$5,278,022	$7,248,520

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our December 31, 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the quarter ended March 31, 2009 do not necessarily indicate the results that may be expected for the full year.
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
     On November 28, 2008, which we refer to as the Closing, the legacy Clearwire Corporation, which we refer to as Old Clearwire, and the Sprint WiMAX Business combined their next generation wireless broadband businesses to form a new independent company called Clearwire Corporation, which we refer to as Clearwire. Prior to closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire Communications at the Closing in exchange for an equity interest in Clearwire and Clearwire Communications. In addition, five independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks LLC, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications LLC, which we refer to as Clearwire Communications. The transactions described above are collectively referred to as the Transactions. After the Transactions, we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its equity interests in Clearwire Communications.
     The condensed consolidated financial statements of Clearwire and subsidiaries include the results of the Sprint WiMAX Business from January 1, 2008 through March 31, 2008 and the results of the combined entities for the three months from January 1, 2009 through March 31, 2009. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor.
     The accounts and financial statements of Clearwire for the three months from January 1, 2008 through March 31, 2008 have been prepared from the separate records maintained by Sprint. Further, such accounts and financial statements include allocations of expenses from Sprint and therefore may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had we functioned as a separate stand-alone operation. Sprint directly assigned, where possible, certain costs to us based on our actual use of the shared services. These costs include network related expenses, office facilities, treasury services, human resources, supply chain management and other shared services. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. Cash management was performed on a consolidated basis, and Sprint processed payables, payroll and other transactions on our behalf. Assets and liabilities which were not specifically identifiable to us included:
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
     Our statement of cash flows for the three months from January 1, 2008 through March 31, 2008 presents the activities that were paid by Sprint on our behalf. Financing activities include funding advances from Sprint, presented as business equity, since Sprint managed our financing activities on a centralized basis. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of FCC licenses and patents represent transfers of expenses or assets paid

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
for by other Sprint subsidiaries. No cash payments were made by us for income taxes or interest for the three months from January 1, 2008 through March 31, 2008.
     We build and operate next generation wireless broadband networks that provide entire communities with high-speed residential and mobile Internet access services and residential voice services. Our wireless broadband networks not only create a new communications path into the home or office, but also provide a broadband connection anytime and anywhere within our coverage area. We are deploying the first nationwide mobile Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. The deployment of our the mobile WiMAX technology is based on the IEEE 802.16e-2005 standard using 2.5 GHz Federal Communications Commission spectrum.
2. Summary of Significant Accounting Policies
     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as US GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed in the notes below.
     The following accounting policies were adopted in the quarter ended March 31, 2009:
     Business Combinations — We adopted Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141(revised 2007), Business Combinations, which we refer to as SFAS No. 141(R), on January 1, 2009 and will apply this standard for all future business combinations. We account for acquisitions occurring before January 1, 2009 using the purchase method in accordance with SFAS No. 141, Business Combinations, which we refer to as SFAS No. 141. The Closing of the Transactions at November 28, 2008 was accounted for using SFAS No. 141. SFAS No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. Our allocation of the purchase price to specific assets and liabilities is based upon valuation procedures and techniques using income, cost and market approaches. Purchase transactions are subject to purchase price allocation adjustments due to contingency resolution for up to one year after close.
     Fair Value Measurements — On January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements, which we refer to as SFAS No. 157, for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We had previously adopted SFAS No 157 for our financial assets and liabilities that are recognized or disclosed at fair value on an annual or more frequently recurring basis, including our derivative financial instruments and our short-term and long-term investments. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, did not have a significant effect on our condensed consolidated financial statements.
     See Note 12, Fair Value Measurements, for information regarding our use of fair value measurements and our adoption of the provisions of SFAS No. 157 on January 1, 2009 for our nonfinancial assets and nonfinancial liabilities.
     Non-Controlling Interests — In December 2007, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which we refer to as SFAS No. 160. The statement requires that non-controlling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity, a change that affects our financial statement presentation of minority interests in our consolidated subsidiaries. SFAS No. 160 specifies that consolidated net income attributable to the parent and to the non-controlling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. We adopted SFAS No. 160 on January 1, 2009. SFAS No. 160 is applied prospectively in 2009, except for the presentation and disclosure requirements which are applied retrospectively. The prospective accounting requirements are dependent on future transactions involving non-controlling interests.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Derivative Instruments and Hedging Activities — On January 1, 2009, we adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which we refer to as SFAS No. 161. SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS No. 161 include how and why an entity uses derivative financial instruments; how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in the financial statements. See Note 12, Fair Value Measurements, for further information. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption did not have a significant effect on our consolidated financial statements.
Recent Accounting Pronouncements
     In January 2009, the FASB released Staff Position SFAS No. 107-1 and Accounting Principles Board, which we refer to as APB, Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which we refer to as FSP No. 107-1 and APB 28-1. FSP No. 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt FSP No. 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.
     In March 2009, the FASB released Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which we refer to as FSP No. 157-4. FSP No. 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FSP No. 157. FSP No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP No. 157-4 during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows, or disclosures.
     In March 2009, the FASB issued Staff Position SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which we refer to as FSP No. 115-2 and FSP No. 124-2. FSP No. 115-2 and FSP No. 124-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP No. 115-2 and FSP No. 124-2 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP No. 115-2 and FSP No. 124-2 during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows, or disclosures.
3. Strategic Transactions
     On November 28, 2008, Old Clearwire and the Sprint WiMAX Business combined to form a new independent company, Clearwire. The Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. In exchange for the contribution of the Sprint WiMAX Business and the $3.2 billion, Sprint and the Investors received an aggregate of 530 million shares of Clearwire’s Class A Common Stock, par value $0.0001 per share, which we refer to as Clearwire Class A Common Stock, and Clearwire’s Class B Common Stock, par value $0.0001 per share, which we refer to as Clearwire Class B Common Stock, and Clearwire Communications Class B non-voting common interest, which we refer to as Clearwire Communications Class B Common Interests, at an initial share price of $20 per share.
     The number of shares issued to the Investors was subject to a post-closing adjustment based on the trading prices of the Clearwire Class A Common Stock on NASDAQ Global Select Market over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. The adjustment resulted in an additional 28,235,294 shares being issued to the Investors on February 26, 2009. The adjustment did not affect the purchase consideration, however it did result in an equity reallocation of $33.6 million to the non-controlling interests. On February 27, 2009, CW Investment Holdings LLC, an affiliate of John Stanton, a director of Clearwire contributed $10.0 million in cash in exchange for 588,235 shares of Clearwire Class A Common Stock. Concurrent with the Closing, we entered into

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
commercial agreements with each of the Investors, which establish the framework for development of the combined WiMAX businesses.
     Upon completion of the Transactions and the post-closing adjustment, Sprint owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire and its subsidiaries of approximately 51%, based on a purchase price of $17.00 per share. The combination was accounted for as a purchase in accordance with the provisions of SFAS No. 141 and as a reverse acquisition with the Sprint WiMAX Business considered the accounting acquirer. As a result, the historical financial statements of the Sprint WiMAX Business became the financial statements of Clearwire upon the Closing.
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
     The following table lists the interests in Clearwire based on the Investors’ purchase price of $17.00 per share, on February 27, 2009:

Investor	Class A Stock	Class B Stock(2)	% Outstanding
Sprint HoldCo LLC		370,000,000	51.12%
Comcast Corporation		61,764,705	8.53%
Time Warner Cable Inc.		32,352,941	4.47%
Bright House Networks, LLC		5,882,353	0.81%
Intel Corporation		58,823,530	8.13%
Google	29,411,765		4.06%
Shareholders of Old Clearwire(1)	165,001,706		22.80%
CW Investment Holdings LLC	588,235		0.08%

	195,001,706	528,823,529	100.00%

(1)	Includes shares of Clearwire Class A Common Stock issued to Intel Corporation on account of its shares of Old Clearwire Class A Common Stock exchanged in the merger.

(2)	The Investors hold an equivalent number of Clearwire Communications Class B Common Interests
Purchase Price Allocation
     As a result of the Transactions, we acquired Old Clearwire’s net assets. Purchase consideration was based on the fair value of the Old Clearwire Class A Common Stock as of the Closing, which had a closing price of $6.62 on November 28, 2008. The total purchase consideration of approximately $1.12 billion was allocated to the respective assets and liabilities based upon their estimated fair values on the date of the acquisition. At the date of acquisition, the estimated fair value of the net assets acquired exceeded the purchase price; therefore, no goodwill is reflected in the purchase price allocation. In accordance with SFAS No. 141, the excess of estimated fair value of net assets acquired over the purchase price was allocated to eligible non-current assets, specifically property, plant and equipment, other non-current assets and intangible assets, based upon their relative fair values.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
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
4. Investments
     Investments as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009				December 31, 2008
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$2,663,486	$1,013	$(43)	$2,664,456	$1,899,529	$2,220	$—	$1,901,749

Long-term
Auction rate securities	17,494	—	—	17,494	18,974	—	—	18,974

Total Investments	$2,680,980	$1,013	$(43)	$2,681,950	$1,918,503	$2,220	$—	$1,920,723

     For the three months ended March 31, 2009 and 2008, we recorded an other-than-temporary impairment loss of $1.5 million and $0, respectively, related to our auction rate securities.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
5. Property, Plant and Equipment
     Property, plant and equipment as of March 31, 2009 consisted of the following (in thousands):

		Customer	Furniture,
	Network	Premise	Fixtures and	Leasehold	Construction in
	Equipment	Equipment	Equipment	Improvements	Progress	Total
Gross Cost
Opening balance as of December 31, 2008	$353,752	$23,141	$167,325	$12,786	$823,193	$1,380,197
Additions	68	213	1,181	14	110,259	111,735
Disposals	(1,656)	(964)	(22)	—	(2,252)	(4,894)
Transfers	45,168	5,973	24,341	503	(75,985)	—
Currency translation adjustments and other	(3,794)	(1,247)	(772)	(66)	(2,788)	(8,667)

Closing balance as of March 31, 2009	$393,538	$27,116	$192,053	$13,237	$852,427	$1,478,371

Accumulated Depreciation
Opening balance as of December 31, 2008	$(25,781)	$(3,393)	$(30,135)	$(943)	$—	$(60,252)
Depreciation	(15,831)	(5,143)	(17,776)	(701)	—	(39,451)
Disposals	45	99	10	—	—	154
Currency translation adjustments and other	1,118	1,083	514	(47)	—	2,668

Closing balance as of March 31, 2009	$(40,449)	$(7,354)	$(47,387)	$(1,691)	$—	$(96,881)

		Customer	Furniture,
	Network	Premise	Fixtures and	Leasehold	Construction in
	Equipment	Equipment	Equipment	Improvements	Progress	Total
As of March 31, 2009
Cost	$393,538	$27,116	$192,053	$13,237	$852,427	$1,478,371
Accumulated depreciation	(40,449)	(7,354)	(47,387)	(1,691)	—	(96,881)

Net property, plant and equipment as of March 31, 2009	$353,089	$19,762	$144,666	$11,546	$852,427	$1,381,490

	Three Months Ended
	March 31,
	2009	2008
Additions	$111,735	$297,766
Change in capital expenditures payable	2,795	(39,127)

Cash used for purchase of property, plant and equipment	$114,530	$258,639

Interest capitalized included in additions	$23,012	$—
Depreciation and amortization expense	$39,451	$6,735

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
6. Spectrum Licenses
     Owned and leased spectrum licenses as of March 31, 2009 consisted of the following (in thousands):

		Definite-lived	Prepaid	Pending
	Indefinite-lived	Owned	Spectrum	Spectrum and	Total Spectrum
	Owned Spectrum	Spectrum	Licenses	Transition Costs	Licenses
Gross cost
Opening balance as of December 31, 2008	$3,035,473	$112,303	$1,270,058	$60,041	$4,477,875
Additions	4,592	—	15,890	—	20,482
Disposals	—	—	—	—	—
Transfers	3,328	—	9,224	(12,552)	—
Currency translation adjustments and other	(544)	(5,228)	—	—	(5,772)

Closing balance as of March 31, 2009	$3,042,849	$107,075	$1,295,172	$47,489	$4,492,585

Accumulated Depreciation
Opening balance as of December 31, 2008	$—	$(974)	$(5,039)	$—	$(6,013)
Amortization	—	(1,017)	(14,713)	—	(15,730)
Currency translation adjustments and other	—	417	—	—	417

Closing balance as of March 31, 2009	$—	$(1,574)	$(19,752)	$—	$(21,326)

		Definite-lived	Prepaid	Pending
	Indefinite-lived	Owned	Spectrum	Spectrum and	Total Spectrum
	Owned Spectrum	Spectrum	Licenses	Transition Costs	Licenses
As of March 31, 2009
Cost	$3,042,849	$107,075	$1,295,172	$47,489	$4,492,585
Accumulated amortization	—	(1,574)	(19,752)	—	(21,326)

Spectrum licenses, net as of March 31, 2009	$3,042,849	$105,501	$1,275,420	$47,489	$4,471,259

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Cash paid for owned spectrum licenses	$4,592	$84,000
Prepayments for leased spectrum	$15,890	—

Amortization of prepaid spectrum licenses	$14,713	$3,134
Amortization of definite-lived owned spectrum	$1,017	—
7. Other Intangible Assets
     Other intangible assets as of March 31, 2009 consisted of the following (in thousands):

		Trade Names
	Subscriber	and	Patents and	Total Other
	Relationships	Trademarks	Other	Intangibles
Gross cost
Opening balance as of December 31, 2008	$118,787	$3,804	$3,148	$125,739
Additions	—	—	5	5
Disposals	—	—	—	—
Currency translation adjustments and other	731	—	—	731

Closing balance as of March 31, 2009	$119,518	$3,804	$3,153	$126,475

Accumulated Depreciation
Opening balance as of December 31, 2008	$(2,606)	$(63)	$(262)	$(2,931)
Amortization	(7,811)	(190)	(79)	(8,080)

Closing balance as of March 31, 2009	$(10,417)	$(253)	$(341)	$(11,011)

As of March 31, 2009
Cost	$119,518	$3,804	$3,153	126,475
Accumulated amortization	(10,417)	(253)	(341)	(11,011)

Other intangibles, net as of March 31, 2009	$109,101	$3,551	$2,812	$115,464

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Cash	$5	$290
Amortization expense	$8,080	$35
8. Accounts Payable and Other Current Liabilities
     Accounts payable and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accounts payable	$75,446	$78,695
Accrued interest	7,366	8,953
Salaries and benefits	28,184	26,337
Business and income taxes payable	7,757	7,264
Accrued professional fees	5,076	5,286
Interest rate swap contract	6,547	—
Other	22,563	18,882

	$152,939	$145,417

9. Income Taxes
     Prior to the Transactions, the Sprint WiMAX Business incurred significant deferred tax liabilities related to the indefinite-lived spectrum licenses. Since certain of these spectrum licenses acquired were recorded as indefinite-lived intangible assets for book purposes, they are not subject to amortization and therefore we could not estimate the amount of future period reversals, if any, of the deferred tax liabilities related to those spectrum licenses. As a result, an increase in the deferred tax liability is not offset by a commensurate decrease of the valuation allowance. As we continued to amortize acquired spectrum licenses for federal income tax purposes the difference arising between book and tax basis resulted in a deferred income tax provision prior to the Closing of the Transactions.
     After the Transactions, Clearwire holds no assets other than its equity interests in Clearwire Communications. Clearwire Communications is treated as a partnership for U.S. federal income tax purposes and therefore does not pay income tax in the U.S. and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than the balances associated with the non-U.S. operations, the only temporary difference for Clearwire after the Closing is the basis difference associated with our investment in the partnership. A portion of our deferred tax assets will be realized through schedulable reversing deferred tax liabilities. As it relates to the U.S. tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against the substantial portion of our deferred tax assets not deemed realizable. The small tax benefit recorded in the first quarter 2009 is associated with the non-U.S. operations.
10. Long-term debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Senior Term Loan Facility, due in 2011, 1% of principal due annually; residual at maturity	$1,380,331	$1,364,790
Less: current portion	(14,292)	(14,292)

Total long-term debt	$1,366,039	$1,350,498

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     Senior Term Loan Facility — In conjunction with the Transactions, we assumed from Old Clearwire the Senior Term Loan Facility, which had a balance as of the Closing of $1.19 billion, net of discount. Concurrent with the assumption of the Senior Term Loan Facility, we made a payment of $50.0 million for certain financing fees which represented an obligation of Old Clearwire. Further, based on our assessment of the fair value of the Senior Term Loan Facility at the date of the Transactions, we recorded a $50.0 million discount against the principal balance. The Senior Term Loan Facility retains the terms and conditions as set forth in the Amended Credit Agreement. In addition, on December 1, 2008, we elected to add the Sprint Tranche to the Senior Term Loan Facility under the Amended Credit Agreement in the amount of $179.2 million for the reimbursement of the remaining obligation of the Sprint Pre-Closing Financing Amount. The Senior Term Loan Facility requires quarterly payments in the amount of 1.00% of the original principal amount per year, with the remaining balance due on May 28, 2011.
     The rate of interest for borrowings under the Senior Term Loan Facility is the LIBOR base rate plus a margin of 6.00%, with a base rate being no lower than 2.75% per annum, or the alternate base rate, which is equal to the greater of (a) the Prime Rate or (b) the Federal Funds Effective rate plus 1/2 of 1.00%, plus a margin of 5.00%, with the alternate base rate being no lower than 4.75% per annum. These margin rates increase by 50 basis points on each of the sixth, twelfth, and eighteen month anniversaries of the Closing. At our option, the accrued interest resulting from the margin increases will be payable in cash or payable in kind by capitalizing the additional interest and adding it to the outstanding principal amount of the Senior Term Loan Facility. On the second anniversary of the Closing, the applicable margin rate will increase to 14.00% per annum for LIBOR-based loans and for alternate base rate loans the applicable margin rate will increase to 13.00% per annum. Interest is payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In addition, on the second anniversary of the Closing, we are required to pay an amount equal to 4.00% of the outstanding principal balance of the Senior Term Loan Facility. This fee will be paid in kind by capitalizing the amount of the fee and adding it to the outstanding principal amount of the Senior Term Loan Facility. Based on our initial fair value discount of $50.0 million and our estimate of the increasing interest rate margins for LIBOR based debt, the current estimated effective interest rate our Senior Term Loan Facility was 13.87% at March 31, 2009.
     As of March 31, 2009, $1.41 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility, with a carrying value of $1.38 billion and an approximate fair market value of $1.32 billion.
     The Senior Term Loan Facility contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Senior Term Loan Facility include, among other things, limitations on our ability to: declare dividends and make other distributions, redeem or repurchase our capital stock, prepay, redeem or repurchase indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, enter into new lines of business, and sell our assets. The Senior Term Loan Facility is secured by a blanket lien on substantially all of our domestic assets, including a pledge of all of our domestic and international ownership interests. For purposes of repayment and in the event of liquidation, dissolution or bankruptcy, the Sprint Tranche shall be subordinated to the remainder of the Senior Term Loan Facility and obligations under the Amended Credit Agreement. At March 31, 2009, we were in compliance with our debt covenants.
     Interest Expense, Net — Interest expense, net, included in our consolidated statements of operations for the three months ended March 31, 2009 and 2008, consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest expense	$50,610	$—
Capitalized interest	(23,012)	—

Interest expense, net	$27,598	$—

11. Derivative Instruments
     We hold two interest rate swap contracts with two year and three year terms, which are based on 3-month LIBOR with a combined notional value of $600 million. These were economic hedges part of our LIBOR based debt. However, in accordance with SFAS No. 133, we did not designate the interest rate swap contracts as hedges. We are not holding these interest rate swap contracts for trading or speculative purposes and continue to hold these derivatives to offset our exposure to interest rate risk.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The following table sets forth information regarding our interest rate swap contracts as of March 31, 2009 (in thousands):

Type of	Notional		Receive	Pay	Fair Market
Derivative	Amount	Maturity Date	Index Rate	Fixed Rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$ (6,547)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(11,954)
     In accordance with SFAS No. 157, we computed the fair value of the swaps using observed LIBOR rates, unobservable market interest rate swap curves and an adjustment for both counterparty and our credit risk, which are deemed to be Level 3 inputs in the fair value hierarchy (see Note 12). The interest rate swaps are currently in a liability position to our counterparties as of March 31, 2009. We monitor the risk of nonperformance of the Company and that of its counterparties on an ongoing basis.

Derivatives Not Designated As Hedging Instruments Under SFAS 133	Balance Sheet Location	March 31, 2009 Fair Value	December 31, 2008 Fair Value
		(in thousands)
Interest rate swap contract	Accounts payable and other current liabilities	$(6,547)	$—
Interest rate swap contract	Other long-term liabilities	(11,954)	(21,591)

		$(18,501)	$(21,591)

     Since the interest rate swaps are undesignated as hedges as of March 31, 2009, we recognized both the realized and unrealized gain or (loss) in our consolidated statement of operations with no portion held in accumulated other comprehensive income (loss).

		Amount Of Gain Or (Loss) Recognized In
Derivatives Not Designated As Hedging		Loss On Derivative
Instruments Under SFAS 133	Location Of Gain Or (Loss) Recognized In Loss On Derivative	March 31, 2009	March 31, 2008
		(in thousands)
Interest rate swap contracts	Gain(loss) on undesignated interest rate swap contracts, net	$1,050	$—
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
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
     We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available.
     The following table is a description of the pricing assumptions used for instruments measured and recorded at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial Instrument	Hierarchy	Pricing Assumptions
Cash and cash equivalents	Level 1	Market quotes
Short-term investment: U.S. Treasuries	Level 1	Market quotes
Short-term investment: Money market mutual funds	Level 1	Market quotes
Long-term investment: Auction rate securities	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
Short-term derivatives: Interest rate swap contracts	Level 3	Discount of forecasted cash flows adjusted for risk of non-performance
Long-term derivatives: Interest rate swap contracts	Level 3	Discount of forecasted cash flows adjusted for risk of non-performance
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
Derivatives
     The two derivative contracts assumed by us in the Transactions are “plain vanilla swaps.” Derivatives are classified in Level 3 of the valuation hierarchy. To estimate fair value, we use an income approach whereby we estimate net cash flows and discount the cash flows at a risk-adjusted rate. The inputs include the contractual terms of the derivatives, including the period to maturity, payment frequency and day-count conventions, and market-based parameters such as interest rate forward curves and interest rate volatility. A level of subjectivity is used to estimate the risk of our non-performance or that of our counterparties. See Note 2, Summary of Significant Accounting Policies, for further information.
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at March 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$171,383	$—	$—	$171,383
Short-term investments	$2,664,456	$—	$—	$2,664,456
Long-term investments	$—	$—	$17,494	$17,494

Financial liabilities:
Short-term interest rate swap contract	$—	$—	$6,547	$6,547
Long-term interest rate swap contract			$11,954	$11,954
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Level 3	Level 3
	Financial Assets	Financial Liabilities
Balance at January 1, 2009	$18,974	$21,591
Total losses included in net loss:
Other-than-temporary impairment loss and realized loss on investments	(1,480)	—
Unrealized portion of gain (loss) on undesignated interest rate swap contracts	—	(3,090)

Balance at March 31, 2009	$17,494	$18,501

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
13. Commitments and Contingencies
     Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of March 31, 2009 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2009	2010	2011	2012	2013	Renewal Periods
Long-term debt obligations	$1,486,933	$10,719	$14,292	$1,461,922	$—	$—	$—

Interest payments	327,460	92,357	133,173	101,930	—	—	—
Operating lease obligations	3,754,333	110,248	147,483	148,030	149,262	149,357	3,049,953
Spectrum lease obligations	5,074,914	111,998	121,381	131,065	136,296	135,698	4,438,476
Spectrum service credits	96,378	912	986	986	986	986	91,522
Signed spectrum agreements	26,300	26,300	—	—	—	—	—
Sprint WiMAX inventory	44,180	44,180	—	—	—	—	—
Network equipment purchase obligations	210,446	94,177	116,269	—	—	—	—
Other purchase obligations	176,985	65,709	34,224	35,124	25,684	16,244	—

Total	$11,197,929	$556,600	$567,808	$1,879,057	$312,228	$302,285	$7,579,951

     Spectrum and operating lease expense — Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment and certain of our network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years. Other operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years.
     Expense recorded related to leased spectrum was as follows:

	Three Months Ended
	March 31,
	2009	2008
Payments for leased spectrum	$42,765	$18,081
Amortization of prepaid spectrum licenses	14,713	3,134
Other non-cash spectrum lease expense	6,962	—

	$64,440	$21,215

     Rent expense recorded related to operating leases was as follows:

	Three Months Ended
	March 31,
	2009	2008
Cash payments for rent expense	$36,910	$1,618
Non-cash rent expense	12,827	—

	$49,737	$1,618

     Other spectrum commitments — We have commitments to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures to lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three months ended March 31, 2009, we satisfied $74,000 related to these commitments. The maximum remaining commitment at March 31, 2009 is $96.4 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     As of March 31, 2009, we have signed agreements to acquire approximately $26.3 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
     WiMAX equipment purchase commitment — Under the terms of the Transactions, we are required to purchase from Sprint certain WiMAX equipment not contributed as part of the Transactions. We are required to purchase the WiMAX equipment for $44.2 million,

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
which represents Sprint’s cost to acquire that equipment. The purchases from Sprint must be made within twelve months of the Closing.
     Motorola agreements —We are committed to purchase certain infrastructure and supply inventory from Motorola. During the three months ended March 31, 2009, we paid Motorola $25.1 million under these agreements and have satisfied our purchase commitment under these agreements. Certain of our subsidiaries are also committed to purchase certain types of network infrastructure products, modems and PC cards we provide to our subscribers exclusively from Motorola through August 2011 and, thereafter, 51% of those products until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied.
     Purchase obligations — As part of the Closing, we have certain agreements and the obligations thereunder, including a number of arrangements for the sourcing of network equipment. Additionally, we have certain purchase obligations for network backhaul and IT related services with take-or-pay obligations or volume discounts. Our obligations with these suppliers run through 2013.
     AMDOCS Agreement — On March 31, 2009, we entered into a Customer Care and Billing Services Agreement, which we refer to as the AMDOCS Agreement, with AMDOCS Software Systems Limited, which we refer to as AMDOCS, effective immediately, under which AMDOCS will provide a customized customer care and billing platform, which we refer to as the Platform, to us. In connection with the provision of these services and the establishment of the Platform, AMDOCS will also license certain of its software to us.
     The initial term of the AMDOCS Agreement commences on March 31, 2009 and ends on the earliest to occur of seven years from the date of the AMDOCS Agreement (to be extended under certain circumstances relating to conversion of subscribers to the new system) or the termination of the AMDOCS Agreement pursuant to its terms, as defined. Under the terms of the AMDOCS Agreement, we are required to pay AMDOCS licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the AMDOCS Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties.
     Legal proceedings — As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.
     On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the U.S. District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering mobile WiMAX services to subscribers in compliance with the 802.16 and 802.16e WiMAX standards, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringed the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. A trial is scheduled for December 2010, and the parties commenced discovery in early 2009.
     On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and the iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. The Delaware case was later stayed by the Delaware court. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges includes us, from implementing the Transactions and competing with Plaintiffs, and damages against Sprint for unlawful competition and costs and legal fees. No trial date in either case is currently scheduled. We are not named as a party in either litigation, but have

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
received a subpoena from iPCS and iPCS Subsidiaries seeking documents and testimony. If iPCS prevails and obtains a permanent injunction and the Court deems us to be a related party under the management agreements then we may be restricted from competing with iPCS and iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS’ coverage areas would have a material adverse effect on our business.
     On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. We have not been served with the complaint. Due to the early stage of the lawsuit and the complexity of the factual and legal issues involved, its outcome is not presently determinable.
     In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims is expected to have a material adverse effect on our business, financial condition or results of operations.
     Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not estimable.
14. Share-Based Payments
     At March 31, 2009, there were 67,326,598 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.
Stock Options
          We granted options to certain officers and employees under the 2008 Plan. All options vest over a four-year period. Under SFAS No. 123(R), the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.
          A summary of option activity from January 1, 2009 through March 31, 2009 is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Options outstanding — January 1, 2009	19,171,601	$14.21
Exercisable outstanding — December 31, 2008	13,124,972	13.44

Granted	4,850,000	3.13
Forfeited	(639,036)	15.18
Exercised	(6,509)	3.00

Options outstanding — March 31, 2009	23,376,056	$11.89

Exercisable outstanding — March 31, 2009	13,685,546	$13.74

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the three months ended March 31, 2009:

Expected volatility	67.10%
Expected dividend yield	—
Expected life (in years)	4.75
Risk-free interest rate	1.36%
Weighted average fair value per option at grant date	$1.89
     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at March 31, 2009 was $15.4 million and is expected to be recognized over a weighted average period of approximately two years.
     For the three months ended March 31, 2009, we used an expected forfeiture rate of 12.66% in determining the calculation of share-based compensation expense for stock options.
Restricted Stock Units
     Following the Closing, we granted RSUs to certain officers and employees under the 2008 Plan. All RSUs vest over a four-year period. Under SFAS No. 123(R), the fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.
     A summary of the RSU activity from January 1, 2009 through March 31, 2009 is presented below:

		Weighted-
	Number Of	Average
	RSU’s	Grant Price
Restricted stock units outstanding — January 1, 2009	3,272,625	$13.19
Granted	6,683,402	3.12
Forfeited	(106,750)	—
Exercised	—	—
Cancelled	—	—

Restricted stock units outstanding — March 31, 2009	9,849,277	$6.36

     As of March 31, 2009, total unrecognized compensation cost of approximately $29.0 million, which is expected to be recognized over a weighted-average period of approximately three years.
     For the three months ended March 31, 2009, we used an expected forfeiture rate of 7.75% in determining share-based compensation expense for RSUs.
Sprint Equity Compensation Plans
     In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans. Total unrecognized share-based compensation costs related to unvested stock options and RSUs outstanding as of March 31, 2009 was $297,000 and $516,000, respectively, and is expected to be recognized over approximately 1.3 years for stock options and 1.0 year for RSUs, respectively.
     Share-based compensation expense recognized for all plans for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Options	$2,727	$—
RSUs	2,341	—
Sprint Equity Compensation Plans	872	—

	$5,940	$—

15. Net Loss Per Share
     Basic and diluted loss per share has been calculated in accordance with SFAS No. 128. Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the three months ended March 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
Basic Net Loss Per Share
     The net loss per share available to holders of Clearwire Class A Common Stock is calculated as follows (in thousands):

Three Months Ended
March 31, 2009
Net loss	$(260,492)
Net loss attributable to non-controlling interests	189,437

Net loss attributable to Clearwire Corporation	$(71,055)

     The net loss per share is calculated as follows (in thousands):

			Net Loss
			Attributable To
	Outstanding	Weighted	Clearwire
	March 31,	Average Shares	Corporation
	2009	Outstanding	(1)	Loss Per Share
Clearwire Class A Common Stock	195,008	191,887	$(71,055)	$(0.37)

(1)	Clearwire Class B Common Stockholders do not contractually participate in distributions of Clearwire, however Clearwire Class B Common Stockholders receive an income allocation in accordance with their non-controlling interests in Clearwire Communications, which is consolidated into Clearwire.
Diluted Loss Per Share
     The hypothetical exchange of Clearwire Communications Class B Common Interests together with Clearwire Class B Common Stock for Clearwire Class A Common Stock will have a dilutive effect on diluted loss per share due to certain tax effects for the period from January 1, 2009 to March 31, 2009. That exchange would result in both an increase in the number of Clearwire Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Clearwire Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock are converted to Clearwire Class A Common Stock, the Clearwire Communications partnership structure will no longer exist and Clearwire will be required to recognize a tax provision related to indefinite lived intangible assets.
     Net loss available to holders of Clearwire Class A Common Stock, assuming conversion of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock, is as follows (in thousands):

Three Months Ended
March 31, 2009
Net loss attributable to Clearwire Corporation	$(71,055)
Net loss attributable to non-controlling interests	(189,437)
Tax adjustment resulting from dissolution of Clearwire Communications	(5,135)

Net loss available to Clearwire Class A Common Stockholders, assuming the exchange of Clearwire Class B to Class A Common Stock	$(265,627)

     The net loss per share available to holders of Clearwire Class A Common Stock on a diluted basis is calculated as follows (in thousands, except per share amounts):

	Outstanding	Weighted
	March 31,	Average Shares
	2009	Outstanding	Income	Loss Per Share
Clearwire Class A Common Stock	723,832	705,887	$(265,627)	$(0.38)
     The change in diluted loss per share is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock and the conversion of the non-controlling interests discussed above.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The computations of diluted loss per share for the three months ended March 31, 2009 did not include the effects of the following options, restricted stock units and warrants as the inclusion of these securities would have been antidilutive during a period of losses (in thousands):

Weighted Average
Outstanding Shares
Stock options	20,350
Restricted stock units	5,123
Warrants	17,806

43,279

16. Business Segments
     As of December 31, 2008, and for the three months ended March 31, 2009, we have identified two reportable segments: the United States and the International business. For the three months ended March 31, 2008, we only had one reportable business segment: the United States, as we had no international operations prior to the Closing.
     We report business segment information as follows (in thousands):

	Three Months Ended March 31, 2009
	United States	International	Total
Revenue	$54,103	$8,034	$62,137
Cost of goods and services and network costs (exclusive of items shown separately below)	70,166	3,467	73,633
Operating expenses	161,585	11,320	172,905
Depreciation and amortization	42,512	6,036	48,548

Total operating expenses	274,263	20,823	295,086

Operating loss	$(220,160)	$(12,789)	(232,949)

Other income (expense), net			(27,629)
Income tax provision			86

Net loss			(260,492)
Less: non-controlling interests in net loss of consolidated subsidiaries			189,437

Net loss attributable to Clearwire Corporation			$(71,055)

Three Months Ended
March 31,
2009
Capital expenditures
United States	$111,094
International	641

$111,735

	March 31,	December 31,
	2009	2008
Total assets
United States	$8,748,647	$8,901,988
International	166,909	222,179

	$8,915,556	$9,124,167

17. Related Party Transactions
     We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River Holdings, LLC, which we refer to as ERH, Motorola, Inc. and Bell Canada, all of which are or have been related parties.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
     The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	March 31,	December 31,
	2009	2008
Notes receivable	$4,617	$4,837
Accounts payable and accrued expenses	$7,635	$33,872
Debt	$178,300	$178,748

	Three Months Ended March 31,
	2009	2008
Cost of good and services and network costs	$17,703	$710
Selling, general and administrative	$832	$66,431
     Amounts outstanding at the end of the year are unsecured and will be settled in cash.
     Sprint Nextel Corporation— Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $66.0 million for the three months ended March 31, 2008. Additionally, we have lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $4.3 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.
     Sprint Pre-Closing Financing Amount and Amended Credit Agreement— As a result of the Transactions, we assumed the liability to reimburse Sprint for the Sprint Pre-Closing Financing Amount. We were required to pay $213.0 million, plus related interest of $4.5 million, to Sprint in cash on the first business day after the Closing, with the remainder added to the Senior Term Loan Facility as the Sprint Tranche under the Amended Credit Agreement in the amount of $179.2 million.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2009 and 2008 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10Q,, particularly in the section entitled “Risk Factors.”
     Explanatory Note
     On November 28, 2008, Clearwire Corporation (f/k/a New Clearwire Corporation), which we refer to as Clearwire or the Company, completed the transactions contemplated by the Transaction Agreement and Plan of Merger dated as of May 7, 2008, as amended, which we refer to as the Transaction Agreement, with Clearwire Legacy LLC (f/k/a Clearwire Corporation), which we refer to as Old Clearwire, Sprint Nextel Corporation, which we refer to as Sprint, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, Google Inc., which we refer to as Google, and Intel Corporation, which we refer to as Intel, and together with Comcast, Time Warner Cable, Bright House and Google, the Investors. For accounting purposes, the transactions, which we refer to as the Transactions, are treated as a reverse acquisition with the WiMAX business contributed from Sprint, which we refer to as the Sprint WiMAX Business, deemed to be the accounting acquirer. As a result, the financial results of Old Clearwire prior to November 28, 2008 are not included as part of the Company’s reported financial statements. The historical financial results of Clearwire prior to November 29, 2008 are those of the Sprint WiMAX Business. Except as otherwise noted, references to “we,” “us,” or “our” refer to Clearwire and its subsidiaries.
     Forward-Looking Statements
     Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements in this Quarterly Report on Form 10-Q represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based or the success of our business.
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
     Pursuant to the Transaction Agreement, the assets of Old Clearwire and its subsidiaries before the consummation of the Transactions were combined with the spectrum and certain other assets associated with the development and operations of the Sprint WiMAX Business, with the Investors contributing an aggregate of $3.2 billion in cash to the combined company. The closing of the Transactions, which we refer to as the Closing, occurred on November 28, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
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
     After the Transactions, Sprint and the Investors, other than Google, own shares of Clearwire Class B Common Stock, which have equal voting rights to Clearwire Class A Common Stock, but have only limited economic rights. Unlike the holders of Clearwire Class A Common Stock, the holders of Clearwire Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Clearwire Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. In exchange for its investment, Google owns shares of Clearwire Class A Common Stock.
     In addition, at the Closing, we entered into several commercial agreements with Sprint and certain of the Investors relating to, among other things, access rights to towers that Sprint owns or leases, resales by us and certain Investors of bundled second generation wireless communications, which we refer to as 2G, and third generation wireless communications, which we refer to as 3G services, from Sprint, resales by Sprint and certain Investors of our fourth generation wireless broadband, which we refer to as 4G, services, most favored reseller status with respect to economic and non-economic terms of certain service agreements, collective development of new 4G services, creation of desktop and mobile applications on the Clearwire network, the embedding of Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, chips into various Clearwire network devices and the development of Internet services and protocols. As a result of our entering into certain of the commercial agreements with Sprint and the Investors in connection with the Transactions, we expect to increase our distribution opportunities, thereby permitting us to expand our subscriber base and increase revenues.
     Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to as US GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to investments, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.
     Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our subscribers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
     There have been no other significant changes in our critical accounting policies during the three months ended March 31, 2009 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual report on Form 10-K for the year ended December 31, 2008.
     Recent Accounting Pronouncements
     In January 2009, the Financial Accounting Standards Board, which we refer to as FASB, released Staff Position SFAS No. 107-1 and Accounting Principles Board, which we refer to as APB, Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which we refer to as FSP No. 107-1 and APB 28-1. FSP No. 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt FSP No. 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.
     In March 2009, the FASB released Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which we refer to as FSP

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
No. 157-4. FSP No. 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FSP No. 157. FSP No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP No. 157-4 during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows, or disclosures.
     In March 2009, the FASB issued Staff Position SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which we refer to as FSP No. 115-2 and FSP No. 124-2. FSP No. 115-2 and FSP No. 124-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP No. 115-2 and FSP No. 124-2 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP No. 115-2 and FSP No. 124-2 during second quarter 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows, or disclosures.
     Results of Operations
     Within this “Results of Operations” section, we disclose results of operations on both an “as reported” and a “pro forma” basis. The historical as reported results for the three months ended March 31, 2008 are not necessarily representative of our ongoing operations as Old Clearwire’s results were not included, and the reported results reflect only the Sprint WiMAX Business’ results. Therefore, to facilitate an understanding of our trends and on-going performance, we have presented pro forma results in addition to the reported results. The unaudited pro forma combined statements of operations were prepared in accordance with Article 11- Pro forma Financial Information of Securities and Exchange Commission Regulation S-X. The pro forma results include both the Sprint WiMAX Business and Old Clearwire for the three months ended March 31, 2008, as adjusted for certain pro forma purchase accounting adjustments and other non-recurring charges, and give effect to the Transactions as though the Closing had occurred on January 1, 2008. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”
     The following table sets forth as reported operating data for the periods presented (in thousands, except per share data).
As Reported Results — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
REVENUE	$62,137	$—
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below)	73,633	26,861
Selling, general and administrative expense	108,465	40,255
Depreciation and amortization	48,548	6,770
Spectrum lease expense	64,440	21,215

Total operating expenses	295,086	95,101

OPERATING LOSS	(232,949)	(95,101)
OTHER INCOME (EXPENSE):
Interest income	3,277	285
Interest expense	(27,598)	—
Foreign currency loss, net	(421)	—
Other-than-temporary impairment loss and realized loss on investments	(1,480)	—
Other income (expense), net	(1,407)	1,546

Total other income (expense), net	(27,629)	1,831

LOSS BEFORE INCOME TAXES	(260,578)	(93,270)
Income tax provision	86	(4,167)

NET LOSS	(260,492)	(97,437)
Less non-controlling interests in net loss of consolidated subsidiaries	189,437	—

NET LOSS ATTRIBUTIBLE TO CLEARWIRE CORPORATION	$(71,055)	$(97,437)

Net loss per Class A Common Share (1):
Basic	$(0.37)

Diluted	$(0.38)

Weighted average Class A Common Shares outstanding:
Basic	191,887

Diluted	705,887

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)

(1)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the three months ended March 31, 2008.
     Revenue
     Revenue is primarily generated from subscription services and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Revenue	$62,137	$—	$62,137	N/M
     The increase in revenue for 2009 is primarily due to the revenue received from our operation of markets received from Old Clearwire. We acquired all of the Old Clearwire markets and subscribers as part of the Transactions. Total subscribers in all markets were approximately 500,000 as of March 31, 2009. There were no subscribers of the Sprint WiMAX Business as of March 31, 2008. Revenue in the United States represented 87% and international revenue represented 13% of total revenue for the three months ended March 31, 2009. As of March 31, 2009, we operated our services in 48 domestic and four international markets. Throughout 2009 and 2010, we expect revenues to increase, due to the roll out of new mobile WiMAX markets, which will increase our subscriber base. In addition, we expect that average revenue per user, which we refer to as ARPU, will be similar to current levels because increases from multiple service offerings per customer will likely be offset by the impact of promotional pricing. We also expect that customer turnover, which we refer to as churn, will increase in our pre-WiMAX markets as we transition these networks to mobile WiMAX technology.
     Cost of goods and services and network costs
     Cost of goods and services includes costs associated with tower rents, direct Internet access and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence. Cost of goods and services also includes certain network equipment, site costs, facilities costs, software licensing and certain office equipment. Network costs primarily consist of external services and internal payroll incurred in connection with the design, development and construction of the network. The external services include consulting fees, contractor fees and project-based fees that are not capitalizable.

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Cost of goods and services and network costs	$73,633	$26,861	$46,772	174.1%
     Cost of goods and services and network costs increased $46.8 million in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to an increase in tower lease and backhaul expenses. We expect costs of goods and services and network costs to increase significantly throughout 2009 and 2010 as we expand our network.
     Selling, general and administrative expense
     Selling, general and administrative expenses, which we refer to as SG&A, include all of the following: human resources, treasury services and other shared services; salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch, which are included in cost of goods and services and network costs; and costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Selling, general and administrative expense	$108,465	$40,255	$68,210	169.4%

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     The increase is consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our mobile WiMAX services, especially the higher sales and marketing and customer care expenses in support of the launch of the Portland market. The increase in employee compensation and related costs, which includes facilities costs, is primarily due to the acquisition of Old Clearwire and all of its employees. Employee headcount increased at March 31, 2009 to approximately 2,015 employees compared to approximately 608 employees at March 31, 2008. Our focus in 2009 and 2010 will be on development and expansion of our wireless 4G network. We expect that cost per gross addition, which we refer to as CPGA, will increase as new markets are launched, consistent with our past operating experiences.
     Depreciation and amortization

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Depreciation and amortization	$48,548	$6,770	$41,778	617.1%
     Depreciation and amortization expense primarily represents the depreciation recorded on network assets that are being placed into service as we continue to build and develop our networks and amortization on intangible assets and definite-lived spectrum. During the quarter ended March 31, 2008, substantially all of the capital expenditures of the Sprint WiMAX Business represented construction work in progress and therefore very little depreciation was recorded. The increase is also due to depreciation and amortization expense recorded on assets acquired from Old Clearwire. Depreciation and amortization will continue to increase as additional mobile WiMAX markets are launched and placed into service throughout 2009 and 2010.
     Spectrum lease expense

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Spectrum lease expense	$64,440	$21,215	$43,225	203.7%
     Total spectrum lease expense increased as a direct result of a significant increase in the number of spectrum leases held by us as well as the acquisition of spectrum leases from Old Clearwire as part of the Transactions. With the significant number of new spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Interest expense

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Interest expense	$(27,598)	$—	$(27,598)	N/M
     We incurred $50.6 million in interest expense during the three months ended March 31, 2009, which was partially offset by capitalized interest of $23.0 million. Interest expense was calculated over the period using the effective interest method based on an effective interest rate of 13.9 percent. Interest expense also reflects an adjustment to accrete the debt to par value. We did not incur interest expense prior to the Transactions, as Sprint funded our operations and we had no outstanding debt.
     Tax provision

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Income tax provision	$86	$(4,167)	$4,253	102.1%
     The decrease in the income tax provision is primarily due to the change in Clearwire’s deferred tax position as a result of the closing of the Transactions on November 28, 2008. Prior to the closing, the income tax provision was primarily due to increased deferred liabilities from additional amortization taken for federal income tax purposes by the Sprint WiMAX Business on certain indefinite-lived licensed spectrum. As a result of the Transactions, the only U.S. temporary difference for Clearwire after closing is the basis difference associated with our investment in Clearwire Communications LLC, a partnership for U.S. income tax purposes.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
Clearwire is projecting that the partnership will have additional losses in the U.S. in 2009. We do not believe such losses will be realizable at a more likely than not level and accordingly the projected additional losses allocated to Clearwire in 2009 will not result in a U.S. tax provision or benefit for 2009. The small tax benefit recorded in the first quarter 2009 is associated with the non-U.S. operations.
     Non-controlling interests in net loss of consolidated subsidiaries

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Non-controlling interests in net loss of consolidated subsidiaries	$189,437	$—	$189,437	N/M
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint and the Investors, other than Google, of Clearwire Communications Class B Common Interests. As of March 31, 2009, the non-controlling interests share in net loss was 73%.
Pro Forma Results — As Reported Results for the Three Months Ended March 31, 2009 Compared to Pro Forma Results for the Three Months Ended March 31, 2008
     The unaudited pro forma condensed combined statement of operations that follows is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2008 and should not be taken as representative of our future consolidated results of operations.
     The following unaudited pro forma condensed combined statements of operations for the three months ended March 31, 2008 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the unaudited accounting records of The Sprint WiMAX Business for the three months ended March 31, 2008; and (2) the unaudited consolidated financial statements of Old Clearwire for the three months ended March 31, 2008. The unaudited pro forma condensed combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”
     The following table sets forth pro forma operating data for Clearwire adjusted for the related purchase accounting adjustments and other non-recurring charges, for the periods presented (in thousands):
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

	As Reported	Pro Forma
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)
REVENUE:	$62,137	$51,528
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below):	73,633	65,035
Selling, general and administrative expense	108,465	139,801
Depreciation and amortization	48,548	26,611
Spectrum lease expense	64,440	65,518

Total operating expenses	295,086	296,965

OPERATING LOSS	(232,949)	(245,347)

OTHER INCOME (EXPENSE):
Interest income	3,277	8,754
Interest expense	(27,598)	(47,427)
Foreign currency gain (loss), net	(421)	525
Other-than-temporary impairment loss and realized loss on investments	(1,480)	(4,849)
Other expense, net	(1,407)	(452)

Total other income (expense), net	(27,629)	(43,449)

LOSS BEFORE INCOME TAXES	(260,578)	(288,886)
Income tax provision	86	—

NET LOSS	(260,492)	(288,886)
Less: non-controlling interests in net loss of consolidated subsidiaries	189,437	212,447

NET LOSS ATTRIBUTIBLE TO CLEARWIRE CORPORATION	$(71,055)	$(76,439)

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Revenue
     Revenue is primarily generated from subscription and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP telephony, and web hosting services.

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Revenue	$62,137	$51,528	$10,609	20.6%
     Revenue in the United States represented 87% and international revenue represented 13% of total revenue for the quarter ended March 31, 2009 compared to 82.1% and 17.9% for the quarter ended March 31, 2008, respectively. Total subscribers in all markets grew to approximately 500,000 as of March 31, 2009 (actual) from approximately 443,000 as of March 31, 2008 (pro forma). The growth in subscribers and the increase in services available to subscribers were the primary reasons for the increase in revenue for the three months ended March 31, 2009 over the three months ended March 31, 2008. As of March 31, 2009, we operated our services in 48 domestic and four international markets. Throughout 2009 and 2010, we expect revenues to increase, due to the roll out of new mobile WiMAX markets, which will increase our subscriber base. In addition, we expect that ARPU will be similar to current levels because increases from multiple service offerings per customer will likely be offset by the impact of promotional pricing. We also expect that churn will increase in our pre-WiMAX markets as we transition these networks to mobile WiMAX technology.
     Cost of goods and services and network costs
     Costs of goods and services and network costs primarily includes costs associated with tower rents, direct Internet access and backhaul, as well as network related expenses. Cost of goods and services and network costs also includes certain network equipment, site costs, facilities costs, software licensing and certain office equipment.

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Cost of goods and services and network costs	$73,633	$65,035	$8,598	13.2%
     The increase in cost of goods and services and network costs was primarily due to an increase in the number of towers, increases in direct Internet access and related backhaul costs and additional expenses as we launched an additional market in 2009 and prepared for future mobile WiMAX builds. We expect costs of goods and services and network costs to increase significantly throughout 2009 and 2010 as we expand our network.
     Selling, general and administrative expense
     SG&A includes all of the following: human resources, treasury services and other shared services that were provided by Sprint prior to the Closing; salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch which is included in cost of goods and services and network costs; and costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees.

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Selling, general and administrative expense	$108,465	$139,801	$(31,336)	(22.4%)
     The decrease in SG&A was due to reductions in employee headcount and related expenses. Our employee headcount was approximately 2,015 at March 31, 2009 (actual) compared to approximately 2,470 employees at March 31, 2008 (pro forma). Our

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
focus in 2009 and 2010 will be on development and expansion of our wireless 4G network. We expect that CPGA will increase as new markets are launched, consistent with our past operating experiences.
     Depreciation and amortization

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Depreciation and amortization	$48,548	$26,611	$21,937	82.4%
     The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of consumer premise equipment, which we refer to as CPE, related to associated subscriber growth. Depreciation and amortization will continue to increase as additional mobile WiMAX markets are launched and placed into service throughout 2009 and 2010.
     Spectrum lease expense

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Spectrum lease expense	$64,440	$65,518	$(1,078)	(1.6%)
     Total spectrum lease expense decreased due to purchase accounting adjustments to record amortization on a pro forma basis related to the new basis of the Old Clearwire spectrum lease contracts over their estimated remaining useful lives on a straight-line basis. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Interest income

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Interest income	$3,277	$8,754	$(5,477)	(62.6%)
     The decrease was primarily due to the reduction in interest earned on investments held during the three months ended March 31, 2009 compared to 2008. The reduced interest earned reflected changes in our investment strategy as well as a reduction in market interest rates on our investments.
     Interest expense

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Interest expense	$(27,598)	$(47,427)	$19,829	41.8%
     The decrease was primarily due to the pro forma results not including an adjustment for capitalized interest offset by increase in interest expense and accretion of debt discount on the senior term loan facility. Interest expense was calculated over the period using the effective interest method based on an effective interest rate of 13.9 percent. Interest expense also reflects an adjustment to accrete the debt to par value. Interest capitalized during the three months ended March 31, 2009 was $23.0 million.
     Other-than-temporary impairment loss and realized loss on investments

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Other-than-temporary impairment loss and realized loss on investments	$(1,480)	$(4,849)	$3,369	69.5%
     The decrease in the other-than-temporary impairment loss and realized loss on investment securities is due to a lower decline in the fair value of investment securities held by us for the quarter ended March 31, 2009, which we determined to be other than temporary.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
At March 31, 2009, we held available-for-sale short-term and long-term investments with a fair value and cost of $2.7 billion. During the quarter ended March 31, 2009, we incurred other-than-temporary impairment losses of $1.5 million related to a decline in the estimated fair values of our auction rate securities.
Non-controlling interests in net loss of consolidated subsidiaries

	Three Months Ended
	March 31,		Dollar	Percentage
(In thousands, except percentages)	2009	2008	Change	Change
Non-controlling interests in net loss of consolidated subsidiaries	$189,437	$212,447	$(23,010)	(10.8%)
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint and the Investors, other than Google, of Clearwire Communications Class B Common Interests. As of March 31, 2009, the non-controlling interests share in net loss was 73%.
Pro Forma Reconciliation
     The unaudited pro forma condensed combined statements of operations that follows is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2008 and should not be taken as representative of the future consolidated results of operations of the Company.
     The following unaudited pro forma condensed combined statements of operations for the period ended March 31, 2008 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the unaudited accounting records of the Sprint WiMAX Business for the three months ended March 31, 2008; and (2) the unaudited consolidated financial statements of Old Clearwire for the three months ended March 31, 2008. The unaudited pro forma condensed combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto.
     The following table provides a reconciliation from the as reported results to the pro forma results presented above for the Company for the three months ended March 31, 2008 (in thousands):
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008
	Historical
	3 Month Period	3 Month Period	Purchase		Clearwire
	Clearwire	Old	Acctng and		Corporation
	Corporation(1)	Clearwire	Other(2)		Pro Forma
REVENUE:	$—	$51,528	$—		$51,528
OPERATING EXPENSES
Cost of goods and services and network costs (exclusive of items shown separately below):	26,861	38,174	—		65,035
Selling, general and administrative expense	40,255	99,546	—		139,801
Depreciation and amortization	6,770	28,085	(13,482	)(a)	26,611
			5,238	(b)
Spectrum lease expense	21,215	35,685	9,317	(b)	65,518
			(699	)(c)

Total operating expenses	95,101	201,490	374		296,965

OPERATING LOSS	(95,101)	(149,962)	(374)		(245,437)
OTHER INCOME (EXPENSE):
Interest income	285	8,469	—		8,754
Interest expense	—	(28,594)	28,410	(d)	(47,427)
			(47,243	)(e)
Foreign currency gain, net	—	525	—		525
Other-than-temporary impairment loss and realized loss on investments	—	(4,849)	—		(4,849)
Other income (expense), net	1,546	(1,299)	(699	)(c)	(452)

Total other income (expense), net	1,831	(25,748)	(19,532)		(43,449)

LOSS BEFORE INCOME TAXES	(93,270)	(175,710)	(19,906)		(288,886)

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)

	Three Months Ended March 31, 2008
	Historical
	3 Month Period	3 Month Period	Purchase		Clearwire
	Clearwire	Old	Acctng and		Corporation
	Corporation(1)	Clearwire	Other(2)		Pro Forma
Income tax provision	(4,167)	(1,916)	6,083	(f)	—

NET LOSS	(97,437)	(177,626)	(13,823)		(288,886)
Less non-controlling interests in net loss of subsidiaries	—	1,237	211,210	(g)	212,447

NET LOSS ATTRIBUTIBLE TO CLEARWIRE CORPORATION	$(97,437)	$(176,389)	$197,387		$(76,439)

Net loss per Class A Common Share (3):
Basic		$(1.08)			$(0.39)

Diluted		$(1.08)			$(0.41)

Weighted average Class A Common Shares outstanding:
Basic		164,056			194,484

Diluted		164,056			723,307

(1)	Basis of Presentation
     Sprint Nextel Corporation entered into an agreement with Old Clearwire to combine both of their next generation wireless broadband businesses to form a new independent company. On Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire. The Transactions were accounted for under SFAS No. 141 as a reverse acquisition with the Sprint WiMAX Business deemed to be the accounting acquirer.
     On the Closing, the Investors made an aggregate $3.2 billion capital contribution to Clearwire and its subsidiary, Clearwire Communications. In exchange for the contribution of the Sprint WiMAX Business and their investment, as applicable, Google initially received 25,000,000 shares of Clearwire Class A Common Stock and Sprint and the other Investors received 505,000,000 shares of Clearwire Class B Common Stock and an equivalent amount of Clearwire Communications Class B Common Interests. The number of shares of Clearwire Class A and B Common Stock and Clearwire Communications Class B Common Interests, as applicable, that the Investors were entitled to receive under the Transaction Agreement was subject to a post-closing adjustment based on the trading price of Clearwire Class A Common Stock on NASDAQ over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, or February 26, 2009, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. During the measurement period, Clearwire Class A Common Stock traded below $17.00 per share on NASDAQ, so on the Adjustment Date, we issued to the Investors an additional 4,411,765 shares of Clearwire Class A Common Stock and 23,823,529 shares of Clearwire Class B Common Stock and 23,823,529 additional Clearwire Communications Class B Common Interests to reflect the $17.00 final price per share. Additionally, in accordance with the subscription agreement, on February 27, 2009, CW Investment Holdings LLC purchased 588,235 shares of Clearwire Class A Common Stock at $17.00 per share for a total investment of $10.0 million. For the purpose of determining the number of shares outstanding within the unaudited pro forma condensed combined statement of operations, we assumed that the additional shares and common interests issued to the Investors and CW Investment Holdings LLC on the Adjustment Date and February 27, 2009, respectively, were issue as of the Closing and that the Closing was consummated on January 1, 2008. After giving effect to the Transactions, the post-closing adjustment and the investment by CW Investment Holdings LLC, Sprint owns the largest interest in Clearwire with an effective voting and economic interest in Clearwire and its subsidiaries of approximately 51%.
     In connection with the integration of the Sprint WiMAX Business and Old Clearwire operations, we expect that certain non-recurring charges will be incurred. We also expect that certain synergies might be realized due to operating efficiencies or future revenue synergies expected to result from the Transactions. However, in preparing the unaudited pro forma condensed combined statements of operations, which gives effect to the Transactions as if they were consummated on January 1, 2008, no pro forma adjustments have been reflected to consider any such costs or benefits.
(2)	Pro Forma Adjustments Related to Purchase Accounting and Other Non-recurring Charges for the Three Months Ended March 31, 2008
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
OPERATIONS (continued)
different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed, and the resulting amount of the excess of estimated fair value of net assets acquired over the purchase price.
     Article 11 of Regulation S-X requires that pro forma adjustments reflected in the unaudited pro forma statement of operations are directly related to the transaction for which pro forma financial information is presented and have a continuing impact on the results of operations. Certain charges have been excluded in the unaudited pro forma condensed combined statement of operations as such charges were incurred in direct connection with or at the time of the Transactions and are not expected to have an ongoing impact on the results of operations after the Closing.
(a)	Represents adjustments in the depreciation and amortization expense on a pro forma basis related to items of Old Clearwire property, plant and equipment that are being depreciated and amortized over their estimated remaining useful lives on a straight-line basis. The reduction in depreciation expense results from a decrease in the carrying value of Old Clearwire property, plant equipment due to the allocation of the excess of the estimated fair value of net assets acquired over the purchase price used in purchase accounting for the Transactions.

(b)	Represents adjustments to record amortization on a pro forma basis related to Old Clearwire spectrum lease contracts and other intangible assets over their estimated weighted average remaining useful lives on a straight-line basis. The increase in the amortization expense results from an increase in the carrying value of the Old Clearwire spectrum lease contracts and other intangible assets resulting from purchase accounting.

(c)	Represents the elimination of intercompany other income and related expenses associated with the historical agreements pre-Closing between the Sprint WiMAX Business and Old Clearwire, where Old Clearwire leased spectrum licenses from the Sprint WiMAX Business. The other income and related expenses were $699,000 for the three months ended March 31, 2008.

(d)	Prior to the Closing, Old Clearwire refinanced the Senior Term Loan Facility and renegotiated the loan terms. Historical interest expense related to the Senior Term Loan Facility before the refinancing and amortization of the deferred financing fees recorded by Old Clearwire, in the amount of $28.4 million for the three months ended March 31, 2008 has been reversed as if the Transactions were consummated on January 1, 2008.

(e)	Represents the adjustment to record pro forma interest expense assuming the senior term loan facility, including the Sprint Pre-Closing financing (as defined in the Transaction Agreement) under the Amended Credit Agreement (as defined below), was outstanding as of January 1, 2008. The Closing would have resulted in an event of default under the terms of the credit agreement underlying the senior term loan facility unless the consent of the lenders was obtained. On November 21, 2008, Old Clearwire entered into the Amended and Restated Credit Agreement with the lenders to obtain their consent and to satisfy other conditions to closing under the Transaction Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement resulted in additional fees to be paid and adjustments to the underlying interest rates. The Sprint Pre-Closing Financing was assumed by Clearwire on the Closing, as a result of the financing of the Sprint WiMAX Business operations by Sprint for the period from April 1, 2008 through the Closing, and added as an additional tranche of term loans under the Amended Credit Agreement. Pro forma interest expense was calculated over the period using the effective interest method resulting in an adjustment of $47.2 million for the three months ended March 31, 2008 based on an effective interest rate of approximately 14.0 percent. Pro forma interest expense also reflects an adjustment to accrete the debt to par value. Pro forma interest expense was calculated based on the contractual terms under the Amended Credit Agreement, assuming a term equal to its contractual maturity of 30 months and the underlying interest rate was the LIBOR loan base rate of 2.75 percent, as the 3 month LIBOR rate in effect at the Closing was less than the base rate, plus the applicable margin. The calculation assumed a current applicable margin of 6.00 percent and additional rate increases as specified in the Amended Credit Agreement over the term of the loan. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $427,000 for the three months ended March 31, 2008. Total interest expense on a pro forma basis does not include an adjustment for capitalized interest.

(f)	Represents the adjustment to reflect the pro forma income tax expense for the three months ended March 31, 2008 which was determined by computing the pro forma effective tax rates for the three months ended March 31, 2008, giving effect to the Transactions. Clearwire expects to generate net operating losses into the foreseeable future and thus has recorded a valuation allowance for the deferred tax assets not expected to be realized. Therefore, for the three months ended March 31, 2008, no tax benefit was recognized.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
(g)	Represents the allocation of a portion of the pro forma combined net loss to the non-controlling interests in consolidated subsidiaries based on Sprint’s and the Investors’ (other than Google) ownership of the Clearwire Communications Class B Common Interests in Clearwire Communications upon Closing of the Transactions and reflects the contributions by CW Investment Holdings LLC and the Investors at $17.00 per share following the post-closing adjustment. This adjustment is based on pre-tax loss since income tax consequences associated with any loss allocated to the Clearwire Communications Class B Common Interests will be incurred directly by Sprint and the Investors (other than Google and CW Investment Holdings LLC).
(3) Pro Forma Loss per Share
     The Clearwire combined pro forma net loss per share presented below assumes the closing of the Transactions, the Clearwire Class A and B Common Stock and Clearwire Communications Class B Common Interests issued to Sprint, the Investors and CW Investment Holdings LLC were outstanding from January 1, 2008 and reflects the resolution of the post-close price adjustment at $17.00 per share. The shares of Clearwire Class B Common Stock have nominal equity rights. These shares have no right to dividends of Clearwire and no right to any proceeds on liquidation other than the par value of Clearwire Class B Common Stock.
The following table presents the pro forma number of Clearwire shares outstanding as if the Transactions had been consummated on January 1, 2008 (in thousands):

	Basic	Diluted
Clearwire Class A Common Stock held by existing stockholders(i)	164,484	164,484
Clearwire Class A Common Stock sold to Google(i)	29,412	29,412
Clearwire Class A Common Stock sold to CW Investment Holdings LLC(i)	588	588
Clearwire Class B Common Stock issued to Sprint(ii)	—	370,000
Clearwire Class B Common Stock sold to Comcast(ii)	—	61,765
Clearwire Class B Common Stock sold to Intel(ii)	—	58,823
Clearwire Class B Common Stock sold to Time Warner Cable(ii)	—	32,353
Clearwire Class B Common Stock sold to Bright House Networks(ii)	—	5,882

Weighted average Clearwire Class A Common Stock outstanding	194,484	723,307

(i)	Shares outstanding related to Clearwire Class A Common Stock held by Clearwire stockholders has been derived from the sum of the number of shares of Old Clearwire Class A Common Stock and Old Clearwire Class B Common Stock issued and outstanding at November 28, 2008, and subject to conversion of each share of Old Clearwire Class A Common Stock and Old Clearwire Class B Common Stock into the right to receive one share of Clearwire Class A Common Stock.

The basic weighted average shares outstanding related to Clearwire Class A Common Stock are the shares issued in the Transactions and assumed to be outstanding for the entire period for which loss per share is being calculated.

The computation of pro forma diluted Clearwire Class A Common Stock did not include the effects of the following options, restricted stock units and warrants as the inclusion of these securities would have been anti-dilutive (in thousands):

As of
November 28,
2008
Stock options	18,431
Warrants	17,806
Restricted stock units	1,238

37,475

(ii)	Holders of Clearwire Class B Common Stock will be entitled at any time to exchange one share of Clearwire Class B Common Stock, in combination with one Clearwire Communications Class B Common Interest, for one share of Clearwire Class A Common Stock.
Shares of Clearwire Class B Common Stock have no impact on pro forma basic net loss per share because they do not participate in net income (loss) or distributions. However, the hypothetical exchange of Clearwire Communications Class B Common Interests

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
together with Clearwire Class B Common Stock for Clearwire Class A Common Stock may have a dilutive effect on pro forma diluted loss per share due to certain tax effects. As previously mentioned, that exchange would result in a decrease to the non-controlling interests and a corresponding increase in net loss attributable to the Clearwire Class A Common Stock. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock are converted to Clearwire Class A Common Stock on a pro forma basis, the partnership structure is assumed to no longer exist and Clearwire would be required to recognize a tax charge related to indefinite lived intangible assets. Net loss available to holders of Clearwire Class A Common Stock, assuming conversion of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock, is as follows (in thousands):

Three Months Ended
March 31,
2008
Pro forma net loss	$(76,439)
Non-controlling interests in net loss of consolidated subsidiaries	(212,447)
Less: Pro forma tax adjustment resulting from dissolution of Clearwire Communications LLC.	(6,083)

Net loss available to Clearwire Class A Common Stockholders, assuming the exchange of Clearwire Class B to Clearwire Class A Common Stock	$(294,969)

The pro forma net loss per share available to holders of Clearwire Class A Common Stock on a basic and diluted basis is calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2008
	Basic	Diluted
Pro forma net loss available Clearwire Class A Common Stockholders	$(76,439)	$(294,969)
Weighted average Clearwire Class A Common Stock outstanding	194,484	723,307

Basic and diluted pro forma net loss per share of Clearwire Class A Common Stock	$(0.39)	$(0.41)

Liquidity and Capital Resource Requirements
     At the Closing, we received an aggregate of $3.2 billion of cash proceeds from the Investors. We expect the cash proceeds from this investment to primarily be used to expand our mobile WiMAX network in the United States, for spectrum acquisitions, and for general corporate purposes. As of March 31, 2009, with the proceeds of the investment, we believe that we held sufficient cash, cash equivalents and marketable securities to cause our estimated liquidity needs to be satisfied for at least 12 months.
     We continue to target total net cash spend in the range of $1.5 to $1.9 billion for 2009. We are currently engaged in the development and construction of mobile WiMAX networks, as well as the long lead time cell site development work necessary, to give us the ability to potentially cover as many as 120 million people by the end of 2010. The ultimate scope and timing of our network build-out will largely be driven by our market by market success and the availability of additional capital.
     We regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our capital requirements. Changes in our plans and strategy may include, among other things, changes to the extent and timing of our network deployment, increases or decreases in the number of our employees, introduction of new features or services, investments in capital and network infrastructure, acquisitions of spectrum or any combination of the foregoing.
     To execute our plans to build out our nationwide network, we will likely seek additional capital in the near future and over the long term. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. This additional financing may not be available to us on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including our market success as we deploy new mobile WiMAX markets, general economic conditions and the state of the capital markets, our future creditworthiness and restrictions contained in existing or future debt agreements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     In addition, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. Other than the impairment of our auction rate securities, we have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the first quarter of 2009. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain additional external financing.
     If we are unable to obtain additional capital or the national or global economy or credit market conditions in general were to remain in their current distressed state or to deteriorate further in the future, we may be required to make material changes to our current plans and strategy.
As Reported Results — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Cash Flow Analysis
     The following analysis includes our historical results of operations for the combined company for the three months of 2009 and the results of operations for the Sprint WiMAX Business for the first three months of 2008.
     The statement of cash flows includes the activities that were paid by Sprint on behalf of us prior to the closing of the Transactions. Financing activities include funding advances from Sprint through March 31, 2008. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of spectrum licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries.
     The following table presents a summary of our cash flows and beginning and ending cash balances for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash used in operating activities	$(160,633)	$(82,265)
Cash used in investing activities	(880,179)	(342,929)
Cash provided by financing activities	6,443	425,194
Effect of foreign currency exchange rates on cash and cash equivalents	(391)	—

Total cash flows	(1,034,760)	—
Cash and cash equivalents at beginning of period	1,206,143	—

Cash and cash equivalents at end of period	$171,383	$—

     Operating Activities
     Net cash used in operating activities was $160.6 million for the three months ended March 31, 2009. The cash used in operations is due primarily to payments for operating expenses, as we continue to expand and operate our business, and interest payments to service debt. This is partially offset by $62.6 million in cash received from subscribers.
     Net cash used in operating activities by the Sprint WiMAX Business was $82.3 million for the three months ended March 31, 2008.
     Investing Activities
     During the quarter ended March 31, 2009, net cash used in investing activities was $880.2 million. The net cash used in investing activities is due primarily to $966.8 million in cash paid for purchases of available-for-sale investments, $114.5 million in cash paid for property, plant and equipment and $4.6 million in payments for acquisition of spectrum licenses and other intangibles. These are partially offset by $200.0 million in sales of available-for-sale investments, a $3.7 million decrease in restricted cash and $2 million in proceeds from asset sales.
     During the three months ended March 31, 2008, net cash used by the Sprint WiMAX Business in investing activities was $342.9 million. The net cash used in investing activities is due to $258.6 million in cash paid for property, plant and equipment and $84.3 million in payments for acquisition of spectrum licenses and other intangibles.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
     Financing Activities
     Net cash provided by financing activities was $6.4 million for the three months ended March 31, 2009. This is primarily due to $10.0 million in proceeds from the issuance of shares of Clearwire Class A common stock to CW Investments. This is partially offset by $3.6 million in payments on our Senior Term Loan Facility.
     Net cash provided by financing activities was $425.2 million for the Sprint WiMAX Business for the three months ended March 31, 2008. This was due to advances from Sprint to the Sprint WiMAX Busienss.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
     Interest Rate Risk
     Our primary interest rate risk is associated with our Senior Term Loan Facility assumed at fair value as part of the Closing in the amount of $1.19 billion, net of discount, and the Sprint Tranche entered into on December 1, 2008, related to the reimbursement of $179.2 million of the Sprint Pre-Closing Financing Amount. We have a total outstanding principal balance of $1.41 billion, with a carrying value of $1.38 billion and an approximate fair market value of $1.32 billion at March 31, 2009. The rate of interest for borrowings under the Senior Term Loan Facility is the LIBOR base rate plus a margin of 6.00%, which base rate shall be no lower than 2.75% per annum or the alternate base rate, which is equal to the greater of (a) the Prime Rate or (b) the Federal Funds Effective rate plus 1/2 of 1%, plus a margin of 5.00%, which base rate shall be no lower than 4.75% per annum. These margin rates increase by 50 basis points on each of the sixth, twelfth, and eighteen month anniversaries of the Closing. At our option, the accrued interest resulting from the margin increases will be payable in cash or payable in kind by capitalizing the additional interest and adding it to the outstanding principal amount of the Senior Term Loan Facility. On the second anniversary of the Closing, for LIBOR-based loans, the applicable margin rate will increase to 14.00% per annum and for alternate base rate loans the applicable margin rate will increase to 13.00% per annum. Interest is payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In addition, on the second anniversary of the Closing, we are required to pay an amount equal to 4.00% of the outstanding principal balance of the Senior Term Loan Facility. This fee will be paid in kind by capitalizing the amount of the fee and adding it to the outstanding principal amount of the Senior Term Loan Facility. Interest expense was calculated over the period using the effective interest. The current effective interest rate on our Senior Term Loan Facility was 13.87% at March 31, 2009. As of March 31, 2009, our Senior Term Loan Facility was paying interest on the LIBOR-based rate calculated at the LIBOR floor of 2.75% plus the applicable margin of 6.00%. A one percent increase in LIBOR above the floor would increase our annual interest expense by approximately $8.0 million per year. Since we are currently paying interest at the LIBOR floor, plus the applicable margin, we would not incur a decrease in our annual interest expense.
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
     Investment Risk
     At March 31, 2009, we held available-for-sale short-term and long-term investments with a fair value of $2.68 billion and a cost of $2.68 billion, of which investments with a fair value and cost of $17.5 million were auction rate securities and investments with a fair value and a cost of $2.66 billion were U.S. government and agency issues. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The estimated fair values of our investments are subject to

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (continued)
fluctuations, some significant, due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Auction rate securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. Our investments in auction rate securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. The total fair value and cost of our security interests in CDOs as of March 31, 2009 was $11.9 million. We also own auction rate securities that are Auction Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. The total fair value and cost of our Auction Market Preferred securities as of March 31, 2009 was $5.6 million. These securities were rated BBB or Ba1 by Standard & Poor’s or Moody’s rating services, respectively, at March 31, 2009. Current market conditions are such that we are unable to estimate when the auctions will resume. As a result, our auction rate securities are classified as long-term investments.
     Derivative Instruments
     As part of the closing of the Transactions, we assumed two interest rate swap contracts that were entered into by Old Clearwire. In accordance with SFAS No. 133, we did not designate these swap agreements as hedges as of March 31, 2009. We are not holding these derivative contracts for trading or speculative purposes and continue to hold these derivatives to offset our exposure to interest rate risk.
     The following table sets forth information regarding our interest rate derivative contracts as of March 31, 2009 (in thousands):

Type of	Notional		Receive	Pay	Fair market
Derivative	Amount	Maturity Date	Index Rate	Fixed rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	($6,547)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	($11,954)
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
Item 4T. Controls and Procedures
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
     Our management, under the supervision and with the participation of our CEO, President, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, President, CFO and CAO, concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

CLEARWIRE CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.
     On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the U.S. District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering mobile WiMAX services to subscribers in compliance with the 802.16 and 802.16e WiMAX standards, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringed the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. A trial is scheduled for December 2010, and the parties commenced discovery in early 2009.
     On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and the iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. The Delaware case was later stayed by the Delaware court. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges includes us, from implementing the Transactions and competing with Plaintiffs, and damages against Sprint for unlawful competition and costs and legal fees. No trial date in either case is currently scheduled. We are not named as a party in either litigation, but have received a subpoena from iPCS and iPCS Subsidiaries seeking documents and testimony. If iPCS prevails and obtains a permanent injunction and the Court deems us to be a related party under the management agreements then we may be restricted from competing with iPCS and iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS’ coverage areas would have a material adverse effect on our business.
     On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. We have not been served with the complaint. Due to the early stage of the lawsuit and the complexity of the factual and legal issues involved, its outcome is not presently determinable.
     In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims is expected to have a material adverse effect on our business, financial condition or results of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
Item 1A. Risk Factors
     Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered sales of Equity Securities and use of proceeds
     The information required by this section was previously provided in a Form 8-K filed on February 27, 2009.
Item 4. Submission of matters to a vote of security holders
None.
Item 5. Other information
None.
Item 6. Exhibits

CLEARWIRE CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	Customer Care and Billing Services Agreement dated March 31, 2009, between Clearwire US LLC and Amdocs Software Systems Limited (Incorporated herein by reference to Exhibit 10.42 to Clearwire Corporation’s Registration Statement on Form S-1/A filed on May 12, 2009).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Clearwire Corporation Financial Statements for the period ended March 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: May 14, 2009	/s/ DAVID J. SACH
David J. Sach
Chief Financial Officer