Form 10-Q
period 2009-06-30
Clearwire Corp /DE
filed 2009-08-13
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34196
CLEARWIRE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2408571 (I.R.S. Employer Identification No.)

4400 Carillon Point Kirkland, Washington (Address of principal executive office)	98033 (zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of August 7, 2009 was 195,393,164. The number of shares outstanding of the registrant’s Class B common stock as of August 7, 2009 was 528,823,529.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2009	December 31,
	(unaudited)	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$755,133	$1,206,143
Short-term investments (Note 4)	1,706,780	1,901,749
Restricted cash	3,110	1,159
Accounts receivable, net of allowance of $1,851 and $913	4,279	4,166
Notes receivable	5,003	4,837
Inventory	4,549	3,174
Prepaids and other assets	47,594	44,644

Total current assets	2,526,448	3,165,872
Property, plant and equipment, net (Note 5)	1,591,373	1,319,945
Restricted cash	4,838	8,381
Long-term investments (Note 4)	10,305	18,974
Spectrum licenses, net (Note 6)	4,469,835	4,471,862
Other intangible assets, net (Note 7)	107,907	122,808
Investments in equity investees	11,121	10,956
Other assets	27,687	5,369

TOTAL ASSETS	$8,749,514	$9,124,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and other current liabilities (Note 8)	$185,458	$145,417
Deferred revenue	12,609	11,761
Current portion of long-term debt (Note 10)	14,292	14,292

Total current liabilities	212,359	171,470
Long-term debt, net (Note 10)	1,380,801	1,350,498
Deferred tax liabilities (Note 9)	3,882	4,164
Other long-term liabilities	150,052	95,225

Total liabilities	1,747,094	1,621,357
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Clearwire Corporation stockholders’ equity:
Class A Common Stock, par value $0.0001, 1,300,000,000 shares authorized; 195,097,967 and 190,001,706 shares issued and outstanding, respectively	20	19
Class B Common Stock, par value $0.0001, 750,000,000 shares authorized; 528,823,529 and 505,000,000 shares issued and outstanding, respectively	53	51
Additional paid-in capital	2,072,620	2,092,861
Accumulated other comprehensive income	2,585	3,194
Accumulated deficit	(174,362)	(29,933)

Total Clearwire Corporation stockholders’ equity	1,900,916	2,066,192
Non-controlling interests	5,101,504	5,436,618

Total stockholders’ equity	7,002,420	7,502,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,749,514	$9,124,167

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	$63,594	$—	$125,731	$—
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below)	81,219	25,577	154,852	52,438
Selling, general and administrative expense	113,246	26,691	221,711	66,946
Depreciation and amortization (Notes 5, 6 and 7)	46,264	9,532	94,812	16,302
Spectrum lease expense (Notes 6 and 13)	64,269	11,879	128,709	33,094

Total operating expenses	304,998	73,679	600,084	168,780

OPERATING LOSS	(241,404)	(73,679)	(474,353)	(168,780)

OTHER INCOME (EXPENSE):
Interest income	2,964	—	6,241	285
Interest expense (Note 10)	(16,966)	(232)	(44,564)	(232)
Other-than-temporary impairment loss on investments (Notes 4 and 12)	(7,189)	—	(8,669)	—
Loss on undesignated interest rate swap contracts, net (Note 11)	(2,148)	—	(1,098)	—
Other income (expense), net	824	1,256	(2,054)	2,802

Total other income (expense), net	(22,515)	1,024	(50,144)	2,855

LOSS BEFORE INCOME TAXES	(263,919)	(72,655)	(524,497)	(165,925)
Income tax provision	(125)	(6,911)	(39)	(11,078)

NET LOSS	(264,044)	(79,566)	(524,536)	(177,003)
Less: non-controlling interests in net loss of consolidated subsidiaries	190,670	—	380,107	—

NET LOSS ATTRIBUTABLE TO CLEARWIRE CORPORATION	$(73,374)	$(79,566)	$(144,429)	$(177,003)

Net loss attributable to Clearwire Corporation per Class A Common Share (Note 15):
Basic	$(0.38)		$(0.75)

Diluted	$(0.38)		$(0.75)

Weighted average Class A Common Shares outstanding:
Basic	195,052		193,478

Diluted	723,876		714,931

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,536)	$(177,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(56)	11,078
Losses from equity investees, net	492	—
Non-cash fair value adjustment on swaps	(4,453)	—
Other-than-temporary impairment loss on investments	8,669	—
Non-cash interest expense	37,449	—
Depreciation and amortization	94,812	16,302
Amortization of favorable spectrum leases, spectrum rent and lease service	46,359	7,742
Non-cash tower and building rent	25,474	—
Share-based compensation	16,552	—
Loss on disposal of assets	9,481	—
Changes in assets and liabilities:
Inventory	555	—
Accounts receivable	(84)	—
Prepaids and other assets	(14,667)	(55,231)
Prepaid spectrum licenses	(17,162)	—
Accrued interest	(2,956)	—
Accounts payable and other liabilities	36,007	—

Net cash used in operating activities	(288,064)	(197,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(344,528)	(410,401)
Payments for spectrum licenses and other intangible assets	(11,736)	(91,397)
Purchases of available-for-sale investments	(1,316,329)	—
Sales of available-for-sale investments	1,503,148	—
Proceeds from asset sales	2,000	—
Net decrease to restricted cash	1,592	—

Net cash used in investing activities	(165,853)	(501,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Sprint Nextel Corporation	—	698,910
Proceeds from issuance of common stock	10,239	—
Principal payments on long-term debt	(7,146)	—

Net cash provided by financing activities	3,093	698,910
Effect of foreign currency exchange rates on cash and cash equivalents	(186)	—

Net decrease in cash and cash equivalents	(451,010)	—
CASH AND CASH EQUIVALENTS:
Beginning of period	1,206,143	—

End of period	$755,133	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for spectrum lease expense	$(82,350)	$—
Interest paid	(10,071)	—
Swap interest paid, net	(5,551)	—
Interest received	6,241	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock of Sprint Nextel Corporation issued for spectrum licenses	—	4,000
Accrued capitalized interest	(1,670)
Fixed asset purchases in accounts payable	(16,199)	—
Fixed asset purchases included in advances and contributions from Sprint Nextel Corporation	—	63,184
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Class A		Class B			Other			Total
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity
Balances at January 1, 2009	190,002	$19	505,000	$51	$2,092,861	$3,194	$(29,933)	$5,436,618	$7,502,810

Net loss	—	—	—	—	—	—	(144,429)	(380,107)	(524,536)
Foreign currency translation adjustment	—	—	—	—	—	(201)	—	(699)	(900)
Unrealized loss on investments	—	—	—	—	—	(408)	—	(1,084)	(1,492)

Comprehensive loss									(526,928)
Class A shares issued	588	—	—	—	10,000	—	—	—	10,000
Issuance of Clearwire Class A and B Common Stock related to post-closing adjustment	4,412	1	23,824	2	(33,632)	—	—	33,632	3
Share-based compensation and other capital transactions	96	—	—	—	3,391	—	—	13,144	16,535

Balances at June 30, 2009	195,098	$20	528,824	$53	$2,072,620	$2,585	$(174,362)	$5,101,504	$7,002,420

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our December 31, 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2009 do not necessarily indicate the results that may be expected for the full year.
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
     On November 28, 2008, which we refer to as the Closing, the legacy Clearwire Corporation, which we refer to as Old Clearwire, and the Sprint WiMAX Business combined their next generation wireless broadband businesses to form a new independent company called Clearwire Corporation, which we refer to as Clearwire. Prior to closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire Communications LLC, which we refer to as Clearwire Communications, at the Closing in exchange for an equity interest in Clearwire and Clearwire Communications. In addition, five independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks LLC, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications. The transactions described above are collectively referred to as the Transactions. After the Transactions, we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its equity interests in Clearwire Communications.
     The condensed consolidated financial statements of Clearwire and subsidiaries include the results of the Sprint WiMAX Business from January 1, 2008 through June 30, 2008 and the results of the combined entities for the three and six months from January 1, 2009 through June 30, 2009. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor.
     The accounts and financial statements of Clearwire for the three and six months from January 1, 2008 through June 30, 2008 have been prepared from the separate records maintained by Sprint. Further, such accounts and financial statements include allocations of expenses from Sprint and therefore may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had we functioned as a separate stand-alone operation. Sprint directly assigned, where possible, certain costs to us based on our actual use of the shared services. These costs include network related expenses, office facilities, treasury services, human resources, supply chain management and other shared services. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. Cash management was performed on a consolidated basis, and Sprint processed payables, payroll and other transactions on our behalf. Assets and liabilities which were not specifically identifiable to us included:
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
     Our statement of cash flows for the six months from January 1, 2008 through June 30, 2008 presents the activities that were paid by Sprint on our behalf. Financing activities include funding advances from Sprint, presented as business equity, since Sprint managed our financing activities on a centralized basis. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of FCC licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries. No cash payments were made by us for income taxes or interest for the six months from January 1, 2008 through June 30, 2008.

     We build and operate next generation wireless broadband networks that provide entire communities with high-speed residential and mobile Internet access services and residential voice services. Our wireless broadband networks not only create a new communications path into the home or office, but also provide a broadband connection anytime and anywhere within our coverage area. We are deploying the first nationwide mobile Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. The deployment of our mobile WiMAX technology is based on the IEEE 802.16e-2005 standard using 2.5 GHz Federal Communications Commission spectrum.
2. Summary of Significant Accounting Policies
     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed in the notes below.
     Subsequent Events — We evaluated subsequent events occurring through August 12, 2009, the date the financial statements were issued.
     The following accounting policies were adopted in the six months ended June 30, 2009:
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
     Fair Value Measurements — On January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements, which we refer to as SFAS No. 157, for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We had previously adopted SFAS No 157 for our financial assets and liabilities that are recognized or disclosed at fair value on an annual or more frequently recurring basis, including our derivative financial instruments and our short-term and long-term investments. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, did not have a significant effect on our financial condition or results of operations.
     Non-Controlling Interests — In December 2007, the Financial Accounting Standards Board, which we refer to as FASB, issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which we refer to as SFAS No. 160. The Statement requires that non-controlling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity, a change that affects our financial statement presentation of non-controlling interests in our consolidated subsidiaries. SFAS No. 160 specifies that consolidated net income (loss) attributable to the parent and to the non-controlling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This Standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling interests and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. We adopted SFAS No. 160 on January 1, 2009. SFAS No. 160 is applied prospectively in 2009, except for the presentation and disclosure requirements which are applied retrospectively. The prospective accounting requirements are dependent on future transactions involving non-controlling interests.
     Derivative Instruments and Hedging Activities — On January 1, 2009, we adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which we refer to as SFAS No. 161. SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS No. 161 include how and why an entity uses derivative financial instruments; how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we refer to as SFAS No. 133, and related interpretations; and how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in the financial statements. See Note 11, Derivative Instruments, for further information. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption did not have a significant effect on our condensed consolidated financial statements.
     In January 2009, the FASB released Staff Position, which we refer to as FSP, SFAS No. 107-1 and Accounting Principles Board, which we refer to as APB, Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB Opinion No. 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. We adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on April 1, 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a significant effect on our financial condition or results of operations.
     In March 2009, the FASB released FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. We adopted FSP SFAS No. 157-4 on April 1, 2009. The adoption of FSP SFAS No. 157-4 did not have a significant effect on our financial condition or results of operations.
     In March 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. We adopted FSP SFAS No. 115-2 and SFAS No. 124-2 on April 1, 2009. The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a significant effect on our financial condition or results of operations.
     Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162, which we refer to as SFAS No. 168. SFAS No. 168 approved the Accounting Standards Codification, which we refer to as Codification, as the single source of authoritative United States accounting and reporting standards. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Thereafter, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have a significant impact on our financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which we refer to as SFAS No. 167. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS No. 167 to have a material impact on our financial condition or results of operations.
3. Strategic Transactions
     On November 28, 2008, Old Clearwire and the Sprint WiMAX Business combined to form a new independent company, Clearwire. The Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. In exchange for the contribution of the Sprint WiMAX Business and the $3.2 billion, Sprint and the Investors received an aggregate of 25 million shares of Clearwire’s Class A Common Stock, par value $0.0001 per share, which we refer to as Clearwire Class A Common Stock, and 505 million shares of Clearwire’s Class B Common Stock, par value $0.0001 per share, which we refer to as Clearwire Class B Common Stock, and an equivalent number of Clearwire Communications Class B non-voting common interests, which we refer to as Clearwire Communications Class B Common Interests, at an initial share price of $20 per share.
     The number of shares and common interests issued to the Investors was subject to a post-closing adjustment based on the trading prices of the Clearwire Class A Common Stock on NASDAQ Global Select Market over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. The adjustment resulted in an additional 28,235,294 shares being issued to the Investors on February 26, 2009. The adjustment did not affect the purchase consideration; however it did result in an equity reallocation of $33.6 million to the non-controlling interests. On February 27, 2009, CW Investment Holdings LLC, an affiliate of John Stanton, a director of Clearwire contributed $10.0 million in cash in exchange for 588,235 shares of Clearwire Class A Common Stock. Concurrent with the Closing, we entered into commercial agreements with each of the Investors, which established the framework for development of the combined WiMAX businesses.
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
     The following table lists the interests in Clearwire based on the Investors’ purchase price of $17.00 per share, on February 27, 2009:

Investor	Class A Stock	Class B Stock(2)	% Outstanding
Sprint HoldCo LLC		370,000,000	51.12%
Comcast Corporation		61,764,705	8.53%
Time Warner Cable Inc.		32,352,941	4.47%
Bright House Networks, LLC		5,882,353	0.81%
Intel Corporation		58,823,530	8.13%
Google Inc.	29,411,765		4.06%
Shareholders of Old Clearwire(1)	165,001,706		22.80%
CW Investment Holdings LLC	588,235		0.08%

	195,001,706	528,823,529	100.00%

(1)	Includes shares of Clearwire Class A Common Stock issued to Intel Corporation on account of its shares of Old Clearwire Class A Common Stock exchanged in the merger.

(2)	The holders of Clearwire Class B Common Stock hold an equivalent number of Clearwire Communications Class B Common Interests
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

	$122,888

     As the Transactions closed on November 28, 2008, the allocation of purchase consideration is preliminary and based on valuations derived from estimated fair value assessments and assumptions. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values assigned to individual assets acquired and liabilities assumed, and the resulting amount of the excess of fair value of net assets acquired over the purchase price. The final purchase price allocation is pending the finalization of appraisal valuations primarily related to spectrum and fixed assets acquired, which may result in an adjustment to the preliminary purchase price allocation.

4. Investments
     Investments as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009				December 31, 2008
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$1,706,052	$766	$(38)	$1,706,780	$1,899,529	$2,220	$—	$1,901,749
Long-term
Other debt securities	10,305	—	—	10,305	18,974	—	—	18,974

Total Investments	$1,716,357	$766	$(38)	$1,717,085	$1,918,503	$2,220	$—	$1,920,723

     For the three and six months ended June 30, 2009, we recorded an other-than-temporary impairment loss of $7.2 million and $8.7 million, respectively, related to other debt securities.
5. Property, Plant and Equipment
     Property, plant and equipment as of June 30, 2009 consisted of the following (in thousands):

		Customer	Furniture,
	Network	Premise	Fixtures and	Leasehold	Construction in
	Equipment	Equipment	Equipment	Improvements	Progress	Total
Gross Cost
Opening balance as of December 31, 2008	$353,752	$23,141	$167,325	$12,786	$823,193	$1,380,197
Additions	763	213	1,193	14	360,214	362,397
Disposals	(1,729)	(1,983)	(210)	—	(6,024)	(9,946)
Transfers	113,687	10,394	23,364	1,158	(148,603)	—
Currency translation adjustments and other	(3,828)	(1,618)	(450)	(81)	(2,903)	(8,880)

Closing balance as of June 30, 2009	$462,645	$30,147	$191,222	$13,877	$1,025,877	$1,723,768

Accumulated Depreciation
Opening balance as of December 31, 2008	$(25,781)	$(3,393)	$(30,135)	$(943)	$—	$(60,252)
Depreciation	(30,454)	(10,064)	(34,250)	(1,406)	—	(76,174)
Disposals	59	328	78	—	—	465
Currency translation adjustments and other	1,184	1,840	462	80	—	3,566

Closing balance as of June 30, 2009	$(54,992)	$(11,289)	$(63,845)	$(2,269)	$—	$(132,395)

		Customer	Furniture,
	Network	Premise	Fixtures and	Leasehold	Construction in
	Equipment	Equipment	Equipment	Improvements	Progress	Total
As of June 30, 2009
Cost	$462,645	$30,147	$191,222	$13,877	$1,025,877	$1,723,768
Accumulated depreciation	(54,992)	(11,289)	(63,845)	(2,269)	—	(132,395)

Net property, plant and equipment as of June 30, 2009	$407,653	$18,858	$127,377	$11,608	$1,025,877	$1,591,373

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Supplemental information:
Additions	$250,662	$49,451	$362,397	$347,217
Change in capital expenditures payable	(20,664)	102,311	(17,869)	63,184

Cash used for purchase of property, plant and equipment	$229,998	$151,762	$344,528	$410,401

Capitalized interest included in additions	$32,960	$—	$55,972	$—
Depreciation expense	$36,723	$9,484	$76,174	$16,219

6. Spectrum Licenses
     Owned and leased spectrum licenses as of June 30, 2009 consisted of the following (in thousands):

		Definite-lived	Prepaid	Pending
	Indefinite-lived	Owned	Spectrum	Spectrum and	Total Spectrum
	Owned Spectrum	Spectrum	Licenses	Transition Costs	Licenses
Gross cost
Opening balance as of December 31, 2008	$3,035,473	$112,303	$1,270,058	$60,041	$4,477,875
Additions	11,731	—	16,711	451	28,893
Disposals	—	—	—	—	—
Transfers	7,620	—	11,309	(18,929)	—
Currency translation adjustments and other	583	(473)	348	13	471

Closing balance as of June 30, 2009	$3,055,407	$111,830	$1,298,426	$41,576	$4,507,239

Accumulated Amortization
Opening balance as of December 31, 2008	$—	$(974)	$(5,039)	$—	$(6,013)
Amortization	—	(2,371)	(29,419)	—	(31,790)
Currency translation adjustments and other	—	399	—	—	399

Closing balance as of June 30, 2009	$—	$(2,946)	$(34,458)	$—	$(37,404)

		Definite-lived	Prepaid	Pending
	Indefinite-lived	Owned	Spectrum	Spectrum and	Total Spectrum
	Owned Spectrum	Spectrum	Licenses	Transition Costs	Licenses
As of June 30, 2009
Cost	$3,055,407	$111,830	$1,298,426	$41,576	$4,507,239
Accumulated amortization	—	(2,946)	(34,458)	—	(37,404)

Spectrum licenses, net as of June 30, 2009	$3,055,407	$108,884	$1,263,968	$41,576	$4,469,835

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Supplemental information:
Additions	$8,411	$6,405	$28,893	$90,405
Prepayments for leased spectrum	(1,272)	—	(17,162)	—

Cash paid for owned spectrum licenses	$7,139	$6,405	$11,731	$90,405

Amortization of prepaid spectrum licenses (Note 13)	$14,706	$4,608	$29,419	$7,742
Amortization of definite-lived owned spectrum	$1,354	—	$2,371	—

7. Other Intangible Assets
     Other intangible assets as of June 30, 2009 consisted of the following (in thousands):

		Trade Names
	Subscriber	and	Patents and	Total Other
	Relationships	Trademarks	Other	Intangibles
Gross cost
Opening balance as of December 31, 2008	$118,787	$3,804	$3,148	$125,739
Additions	—	—	5	5
Disposals	—	—	—	—
Currency translation adjustments and other	1,446	—	—	1,446

Closing balance as of June 30, 2009	$120,233	$3,804	$3,153	$127,190

Accumulated Amortization
Opening balance as of December 31, 2008	$(2,606)	$(63)	$(262)	$(2,931)
Amortization	(15,728)	(381)	(158)	(16,267)
Currency translation adjustments and other	(85)	—	—	(85)

Closing balance as of June 30, 2009	$(18,419)	$(444)	$(420)	$(19,283)

		Trade Names
	Subscriber	and	Patents and	Total Other
	Relationships	Trademarks	Other	Intangibles
As of June 30, 2009
Cost	$120,233	$3,804	$3,153	$127,190
Accumulated amortization	(18,419)	(444)	(420)	(19,283)

Other intangibles, net as of June 30, 2009	$101,814	$3,360	$2,733	$107,907

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Supplemental Information:
Cash paid for other intangibles	$—	$702	$5	$992
Amortization expense	$8,187	$48	$16,267	$83
8. Accounts Payable and Other Current Liabilities
     Accounts payable and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accounts payable	$110,272	$78,695
Accrued interest	7,625	8,953
Salaries and benefits	35,486	26,337
Business and income taxes payable	6,560	7,264
Accrued professional fees	3,841	5,286
Interest rate swap contract (Note 11)	5,942	—
Other	15,732	18,882

	$185,458	$145,417

9. Income Taxes
     Prior to the Transactions, the Sprint WiMAX Business incurred significant deferred tax liabilities related to the indefinite-lived spectrum licenses. Since certain of these spectrum licenses acquired were recorded as indefinite-lived intangible assets for book purposes, they were not subject to amortization and therefore we could not estimate the amount of future period reversals, if any, of the deferred tax liabilities related to those spectrum licenses. As a result, an increase in the deferred tax liability was not offset by a commensurate decrease of the valuation allowance. As we continued to amortize acquired spectrum licenses for federal income tax purposes the difference arising between book and tax basis resulted in a deferred income tax provision prior to the Closing of the Transactions.

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
10. Long-term debt, net
     Long-term debt, net consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Senior Term Loan Facility, due in 2011, 1% of principal due annually; residual at maturity, net of discount	$1,395,093	$1,364,790
Less: current portion	(14,292)	(14,292)

Total long-term debt, net	$1,380,801	$1,350,498

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
     The rate of interest for borrowings under the Senior Term Loan Facility is the LIBOR base rate plus a margin of 6.00%, with a base rate being no lower than 2.75% per annum, or the alternate base rate, which is equal to the greater of (a) the Prime Rate or (b) the Federal Funds Effective rate plus 1/2 of 1.00%, plus a margin of 5.00%, with the alternate base rate being no lower than 4.75% per annum. These margin rates increase by 50 basis points on each of the sixth, twelfth, and eighteen month anniversaries of the Closing. At our option, the accrued interest resulting from the margin increases will be payable in cash or payable in kind by capitalizing the additional interest and adding it to the outstanding principal amount of the Senior Term Loan Facility. On the second anniversary of the Closing, the applicable margin rate will increase to 14.00% per annum for LIBOR-based loans and for alternate base rate loans the applicable margin rate will increase to 13.00% per annum. On May 28,2009, the margin increased by 50 basis points to 6.50% and we elected to capitalize the incremental margin. Interest is payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In addition, on the second anniversary of the Closing, we are required to pay an amount equal to 4.00% of the outstanding principal balance of the Senior Term Loan Facility. This fee will be paid in kind by capitalizing the amount of the fee and adding it to the outstanding principal amount of the Senior Term Loan Facility. Based on our initial fair value discount of $50.0 million and our estimate of the increasing interest rate margins for LIBOR based debt, the current estimated effective interest rate our Senior Term Loan Facility was 14.05% at June 30, 2009.
     As of June 30, 2009, $1.41 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility, with a carrying value of $1.40 billion and an approximate fair market value of $1.34 billion. The Senior Term Loan Facility is not publicly traded. To estimate fair value of the Senior Term Loan Facility, we use an income approach whereby we estimate contractual cash flows and discount the cash flows at a risk-adjusted rate. The inputs include the contractual terms of the Senior Term Loan Facility and market-based parameters such as interest rate forward curves.
     The Senior Term Loan Facility contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Senior Term Loan Facility include, among other things, limitations on our ability to: declare dividends and make other distributions, redeem or repurchase our capital stock, prepay, redeem or repurchase indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, enter into new lines of business, and sell our assets. The Senior Term Loan Facility is secured by a blanket lien on substantially all of our domestic assets, including a pledge of all of our domestic and international ownership interests. For purposes of repayment and in the event of liquidation, dissolution or bankruptcy, the Sprint Tranche shall be subordinated to the remainder of the Senior Term Loan Facility and obligations under the Amended Credit Agreement. At June 30, 2009, we were in compliance with our debt covenants.
     Interest Expense, Net — Interest expense, net, included in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense	$49,926	$232	$100,536	$232
Capitalized interest	(32,960)	—	(55,972)	—

Interest expense, net	$16,966	$232	$44,564	$232

11. Derivative Instruments
     We hold two interest rate swap contracts with remaining terms of 8 and 20 months, which are based on 3-month LIBOR with a combined notional value of $600 million. We use these swaps as economic hedges of the interest rate risk related to a portion of our long-term debt. The interest rate swaps are used to reduce the variability of future interest payments on our LIBOR based debt. However, in accordance with SFAS No. 133, we did not designate the interest rate swap contracts as hedges. We are not holding these interest rate swap contracts for trading or speculative purposes and continue to hold these derivatives to offset our exposure to interest rate risk.
     The following table sets forth information regarding our interest rate swap contracts as of June 30, 2009 (in thousands):

Type of	Notional		Receive	Pay	Fair Market
Derivative	Amount	Maturity Date	Index Rate	Fixed Rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(5,942)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(11,196)
     In accordance with SFAS No. 157, we computed the fair value of the swaps using observed LIBOR rates, unobservable market interest rate swap curves and an adjustment for our credit risk (see Note 12). We monitor the risk of nonperformance of the Company and that of its counterparties on an ongoing basis. Interest rate swap contracts not designated as hedging instruments under SFAS No. 133 are as follows:

	Fair Value
Balance Sheet Location	June 30, 2009	December 31, 2008
	(in thousands)
Accounts payable and other current liabilities	$(5,942)	$—
Other long-term liabilities	(11,196)	(21,591)

	$(17,138)	$(21,591)

     Since the interest rate swaps are not designated as hedging instruments as of June 30, 2009, in accordance with SFAS No. 133, we recognized both the realized and unrealized gain or (loss) in the financial statement line item Loss on undesignated interest rate swap contracts, net in our consolidated statements of operations with no portion recorded in accumulated other comprehensive income (loss).

	Amount Of Gain Or (Loss) Recognized
	Three months ended June 30,		Six months ended June 30,
Nature of activity:	2009	2008	2009	2008
	(in thousands)
Periodic swap payment	$(3,511)	$—	$(5,551)	$—
Unrealized gain on undesignated interest rate swap contracts	1,363	—	4,453	—

	$(2,148)	$—	$(1,098)	$—

12. Fair Value Measurements
     As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data
     We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available.
     The following table is a description of the pricing assumptions used for instruments measured and recorded at fair value, including the general classification of such instruments pursuant to the valuation hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial Instrument	Hierarchy	Pricing Assumptions
Cash and cash equivalents	Level 1	Market quotes
Short-term investment: U.S. Treasuries	Level 1	Market quotes
Short-term investment: Money market mutual funds	Level 1	Market quotes
Long-term investment: Other debt securities	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
Derivatives: Interest rate swap contracts	Level 3	Discount of forecasted cash flows adjusted for risk of non-performance
Investment Securities
     Where quoted prices for identical securities in an active market are available we use quoted market prices to determine fair value of investment securities and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasuries and money market mutual funds for which there are quoted prices in active markets. Other debt securities are valued using a discounted cash flow model that considers estimated contractual cash flows, risk adjusted discount rate and estimated net credit exposure. We classify these securities in
Level 3.
Derivatives
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

     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at June 30, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$755,133	$—	$—	$755,133
Short-term investments	1,706,780	—	—	1,706,780
Long-term investments	—	—	10,305	10,305
Financial liabilities:
Short-term interest rate swap contract	$—	$—	$5,942	$5,942
Long-term interest rate swap contract	—	—	11,196	11,196
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and the amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses related to assets or liabilities classified as Level 3 that are still held at June 30, 2009 (in thousands):

	Level 3	Level 3
	Financial Assets	Financial Liabilities
Balance at January 1, 2009	$18,974	$21,591
Total gains or losses included in Net Loss:
Other-than-temporary impairment loss on investments	(1,480)	—
Unrealized gain on undesignated interest rate swap contracts	—	(3,090)

Balance at March 31, 2009	17,494	18,501
Total gains or losses included in Net Loss:
Other-than-temporary impairment loss on investments	(7,189)	—
Unrealized gain on undesignated interest rate swap contracts	—	(1,363)

Balance at June 30, 2009	$10,305	$17,138

13. Commitments and Contingencies
     Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of June 30, 2009 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2009	2010	2011	2012	2013	Renewal Periods
Long-term debt obligations	$1,479,790	$7,146	$14,292	$1,458,352	$—	$—	$—
Interest payments	304,399	63,727	136,892	103,780	—	—	—
Operating lease obligations	4,588,266	81,272	165,276	179,383	203,198	196,821	3,762,316
Spectrum lease obligations	5,054,581	81,135	121,458	131,121	136,420	135,813	4,448,634
Spectrum service credits	96,250	785	986	986	986	986	91,521
Signed spectrum agreements	28,023	28,023	—	—	—	—	—
Sprint WiMAX inventory	42,669	42,669	—	—	—	—	—
Network equipment purchase obligations	191,693	75,424	116,269	—	—	—	—
Other purchase obligations	159,276	59,708	31,297	32,197	22,757	13,317	—

Total	$11,944,947	$439,889	$586,470	$1,905,819	$363,361	$346,937	$8,302,471

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

     Expense recorded related to leased spectrum was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Payments for leased spectrum	$39,585	$7,271	$82,350	$25,352
Amortization of prepaid spectrum licenses	14,706	4,608	29,419	7,742
Other non-cash spectrum lease expense	9,978	—	16,940	—

	$64,269	$11,879	$128,709	$33,094

     Rent expense recorded related to operating leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash payments for rent expense	$39,466	$10,768	$76,376	$12,386
Non-cash rent expense	12,647	2,018	25,474	2,018

	$52,113	$12,786	$101,850	$14,404

     Other spectrum commitments — We have commitments to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures to lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and six months ended June 30, 2009, we satisfied $128,000 and $202,000 respectively, related to these commitments. The maximum remaining commitment at June 30, 2009 is $96.3 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     As of June 30, 2009, we have signed agreements to acquire approximately $28.0 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
     WiMAX equipment purchase commitment — Under the terms of the Transactions, we are required to purchase from Sprint certain WiMAX equipment not contributed as part of the Transactions for approximately $42.7 million, which represents Sprint’s cost to acquire that equipment. The purchases from Sprint must be made within twelve months of the Closing.
     Motorola agreements —We are committed to purchase certain infrastructure and supply inventory from Motorola. During the three and six months ended June 30, 2009, we paid Motorola $41.3 million and $66.4 million under these agreements and have satisfied our purchase commitment under these agreements. Certain of our subsidiaries are also committed to purchase certain types of network infrastructure products, modems and PC cards we provide to our subscribers exclusively from Motorola through August 2011 and, thereafter, 51% of those products, until the term of the agreement is completed on August 29, 2014, as long as certain conditions are satisfied.
     Purchase obligations — As part of the Closing, we have certain agreements and the obligations thereunder, including a number of arrangements for the sourcing of network equipment. Additionally, we have certain purchase obligations for network backhaul and IT related services with take-or-pay obligations or volume discounts. Our obligations with these suppliers run through 2013.
     AMDOCS Agreement — On June 30, 2009, we entered into a Customer Care and Billing Services Agreement, which we refer to as the AMDOCS Agreement, with AMDOCS Software Systems Limited, which we refer to as AMDOCS, effective immediately, under which AMDOCS will provide a customized customer care and billing platform, which we refer to as the Platform, to us. In connection with the provision of these services and the establishment of the Platform, AMDOCS will also license certain of its software to us.
     The initial term of the AMDOCS Agreement commences on June 30, 2009 and ends on the earliest to occur of seven years from the date of the AMDOCS Agreement (to be extended under certain circumstances relating to conversion of subscribers to the new system) or the termination of the AMDOCS Agreement pursuant to its terms, as defined. Under the terms of the AMDOCS Agreement, we are required to pay AMDOCS licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the AMDOCS Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties. We capitalized $9.8 million and $11.8 million in costs associated with the Platform for the three and six months ended June 30, 2009, respectively.
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
     On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the U.S. District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering mobile WiMAX services to subscribers in compliance with the 802.16 and 802.16e WiMAX standards, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringe the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. We filed an Amended Answer on June 25, 2009, adding a counter-claim for declaratory judgment of non-infringement and invalidity of the subject patents. A trial is scheduled for December 2010, and the parties commenced discovery in early 2009. Due to the early stage of the lawsuit, its outcome is not determinable at this time.
     On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and the iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. The Delaware case was later stayed by the Delaware court. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges includes us, from implementing the Transactions and competing with Plaintiffs, and damages against Sprint for unlawful competition and costs and legal fees. We are not named as a party in either litigation, but have received subpoenas in both actions from iPCS and iPCS Subsidiaries seeking documents and testimony. On April 2, 2009, the Delaware Court narrowed the scope of the subpoena in that action in an Order adjudicating two iPCS discovery motions. The Delaware action has been stayed. On April 24, 2009, we moved the Illinois Court to narrow the subpoena in that jurisdiction. On July 31, 2009, the Court largely denied Clearwire’s request for relief, narrowed only two of the subpoena requests, and directed the parties to resolve the remaining issues. Clearwire continues to provide documents and information in response to the subpoena. The Illinois Court has not established a trial date. If iPCS prevails and obtains a permanent injunction and the court deems us to be a related party under the management agreements then we may be restricted from competing with iPCS and iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS’ coverage areas would have a material adverse effect on our business.
     On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009 an Amended Complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the Amended Complaint. We removed the action to the U.S. District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. Briefing will be completed September 18, 2009. The Court has stayed discovery pending its ruling on the motion. The court has not set a trial date. Due to the early stage of the lawsuit and the complexity of the factual and legal issues involved, its outcome is not presently determinable.
     In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.

     Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not estimable.
14. Share-Based Payments
     At June 30, 2009, there were 66,162,594 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.
Stock Options
     We granted options to certain officers and employees under the 2008 Plan. All options vest over a four-year period. Under SFAS No. 123(R), Share Based Payment, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.
     A summary of option activity from January 1, 2009 through June 30, 2009 is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Options outstanding — December 31, 2008	19,171,601	$14.21
Granted	5,224,500	$3.25
Forfeited	(1,545,349)	13.23
Exercised	(88,761)	3.00

Options outstanding — June 30, 2009	22,761,991	$11.80

Exercisable outstanding — June 30, 2009	13,637,356	$13.80
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Expected volatility	67.65%	67.10%-67.65%
Expected dividend yield	—	—
Expected life (in years)	4.75	4.75
Risk-free interest rate	2.60%	1.36%-2.60%
Weighted average fair value per option at grant date	$2.38	$1.95
     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at June 30, 2009 was $13.3 million and is expected to be recognized over a weighted average period of approximately two years.
     For the three and six months ended June 30, 2009, we used an expected forfeiture rate of 12.66% in determining the calculation of share-based compensation expense for stock options.
 Restricted Stock Units
     Following the Closing, we granted RSUs to certain officers and employees under the 2008 Plan. All RSUs vest over a four-year period. Under SFAS No. 123(R), the fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

     A summary of the RSU activity from January 1, 2009 through June 30, 2009 is presented below:

		Weighted-
	Number Of	Average
	RSU’s	Grant Price
Restricted stock units outstanding — January 1, 2009	3,272,625	$13.19
Granted	8,068,402	3.41
Forfeited	(598,746)	—
Converted	(7,500)	4.63
Cancelled	—	—

Restricted stock units outstanding — June 30, 2009	10,734,781	$5.84

     At June 30, 2009, there were 550,000 RSUs outstanding that were vested but not converted to shares. As of June 30, 2009, we have total unrecognized compensation cost of approximately $27.5 million, which is expected to be recognized over a weighted-average period of approximately two years.
     For the three and six months ended June 30, 2009, we used an expected forfeiture rate of 7.75% in determining share-based compensation expense for RSUs.
 Sprint Equity Compensation Plans
     In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans. Total unrecognized share-based compensation costs related to unvested stock options and RSUs outstanding as of June 30, 2009 was $555,000 and $1.3 million, respectively, and is expected to be recognized over approximately one year.
     Share-based compensation expense recognized for all plans for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Options	$2,492	$—	$5,219	$—
RSUs	7,587	—	9,928	—
Sprint Equity Compensation Plans	533	—	1,405	—

	$10,612	$—	$16,552	$—

     During the three months ended June 30, 2009, we recorded $2.3 million of additional compensation expense related to the acceleration of vesting for RSUs.
15. Net Loss Per Share
     Basic and diluted loss per share have been calculated in accordance with SFAS No. 128, Earnings per Share. Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the three and six months ended June 30, 2008.
Basic Net Loss Per Share
     The net loss per share available to holders of Clearwire Class A Common Stock is calculated as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Net loss	$(264,044)	$(524,536)
Non-controlling interests in net loss of consolidated subsidiaries	190,670	380,107

Net loss attributable to Clearwire Corporation	$(73,374)	$(144,429)

     The net loss attributable to Clearwire Corporation per share for the three months ended June 30, 2009, is calculated as follows (in thousands):

			Net Loss
			Attributable To
	Outstanding	Weighted	Clearwire
	June 30,	Average Shares	Corporation	Loss Per
	2009	Outstanding	(1)	Share
Clearwire Class A Common Stock	195,098	195,052	$(73,374)	$(0.38)
     The net loss attributable to Clearwire Corporation per share for the six months ended June 30, 2009, is calculated as follows (in thousands):

			Net Loss
			Attributable To
	Outstanding	Weighted	Clearwire
	June 30,	Average Shares	Corporation	Loss Per
	2009	Outstanding	(1)	Share
Clearwire Class A Common Stock	195,098	193,478	$(144,429)	$(0.75)

(1)	Clearwire Class B Common Stockholders do not contractually participate in distributions of Clearwire, however Clearwire Class B Common Stockholders receive an income allocation in accordance with their non-controlling interests in Clearwire Communications, which is consolidated into Clearwire.
Diluted Loss Per Share
     The hypothetical exchange of Clearwire Communications Class B Common Interests together with Clearwire Class B Common Stock for Clearwire Class A Common Stock would have a dilutive effect on diluted loss per share due to certain tax effects for the period from January 1, 2009 to June 30, 2009. That exchange would result in both an increase in the number of Clearwire Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Clearwire Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock are converted to Clearwire Class A Common Stock, the Clearwire Communications partnership structure will no longer exist and Clearwire will be required to recognize a tax provision related to indefinite lived intangible assets.
     Net loss available to holders of Clearwire Class A Common Stock, assuming conversion of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock, is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Net loss attributable to Clearwire Corporation	$(73,374)	$(144,429)
Non-controlling interests in net loss of consolidated subsidiaries	(190,670)	(380,107)
Tax adjustment resulting from dissolution of Clearwire Communications	(6,729)	(11,864)

Net loss available to Clearwire Class A Common Stockholders, assuming the exchange of Clearwire Class B to Class A Common Stock	$(270,773)	$(536,400)

     The net loss per share available to holders of Clearwire Class A Common Stock on a diluted basis for the three months ended June 30, 2009, is calculated as follows (in thousands, except per share amounts):

Net Loss
	Outstanding	Weighted	Attributable To
	June 30,	Average Shares	Clearwire	Loss Per
	2009	Outstanding	Corporation	Share
Clearwire Class A Common Stock	723,921	723,876	$(270,773)	$(0.38)

     The net loss per share available to holders of Clearwire Class A Common Stock on a diluted basis for the six months ended June 30, 2009, is calculated as follows (in thousands, except per share amounts):

Net Loss
	Outstanding	Weighted	Attributable To
	June 30,	Average Shares	Clearwire	Loss Per
	2009	Outstanding	Corporation	Share
Clearwire Class A Common Stock	723,921	714,931	$(536,400)	$(0.75)
     The change in diluted loss per share is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock and the conversion of the non-controlling interests discussed above.
     The computations of diluted loss per share for the three and six months ended June 30, 2009 did not include the effects of the following options, restricted stock units and warrants as the inclusion of these securities would have been antidilutive during a period of losses (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Stock options	23,329	21,848
Restricted stock units	10,029	7,589
Warrants	17,806	17,806

	51,164	47,243

16. Business Segments
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of December 31, 2008, and for the three and six months ended June 30, 2009, we have identified two reportable segments: the United States and the International businesses. For the three and six months ended June 30, 2008, we only had one reportable business segment: the United States, as we had no international operations prior to the Closing.
     We report business segment information as follows (in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	United States	International	Total	United States	International	Total
Revenue	$55,533	$8,061	$63,594	$109,635	$16,096	$125,731
Cost of goods and services and network costs (exclusive of items shown separately below)	77,769	3,450	81,219	147,935	6,917	154,852
Operating expenses	165,658	11,857	177,515	327,243	23,177	350,420
Depreciation and amortization	42,884	3,380	46,264	85,396	9,416	94,812

Total operating expenses	286,311	18,687	304,998	560,574	39,510	600,084

Operating loss	$(230,778)	$(10,626)	$(241,404)	$(450,939)	$(23,414)	$(474,353)

Other income (expense), net			(22,515)			(50,144)
Income tax provision			(125)			(39)

Net loss			$(264,044)			$(524,536)
Less: non-controlling interests in net loss of consolidated subsidiaries			190,670			380,107

Net loss attributable to Clearwire Corporation			$(73,374)			$(144,429)

Capital Expenditures
United States			$249,857			$360,951
International			805			1,446

			$250,662			$362,397

	June 30,	December 31,
	2009	2008
Total assets
United States	$8,584,341	$8,901,988
International	165,173	222,179

	$8,749,514	$9,124,167

17. Related Party Transactions
     We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River Holdings, LLC, which we refer to as ERH, Motorola, Inc. and Bell Canada, all of which are or have been related parties.
     The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	June 30,	December 31,
	2009	2008
Accounts payable and accrued expenses	28,600	33,872
Debt	189,139	178,748

							Year Ended
	Three Months Ended June 30,			Six Months Ended June 30,			December 31,
	2009	2008		2009	2008		2008
Cost of goods and services and network costs	$22,627	$28,111	(1)	$40,330	$66,346	(1)	$118,331 (1)
Selling, general and administrative	7,941	25,911		8,773	54,817		95,840
Interest expense	6,089	—		12,517	—		1,353
     Amounts outstanding at the end of the year are unsecured and will be settled in cash.

(1)	Certain of these costs have been capitalized.
     Sprint Nextel Corporation— Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $41.7 million and $107.7 million for the three and six months ended June 30, 2008, respectively. Additionally, we have lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $9.1 million and $12.7 million for the three months ended June 30, 2009 and 2008, respectively, and $13.4 million and $14.4 million for the six months ended June 30, 2009 and 2008, respectively.
     Sprint Pre-Closing Financing Amount and Amended Credit Agreement— As a result of the Transactions, we assumed the liability to reimburse Sprint for the Sprint Pre-Closing Financing Amount. We were required to pay $213.0 million, plus related interest of $4.5 million, to Sprint in cash on the first business day after the Closing, with the remainder added to the Senior Term Loan Facility as the Sprint Tranche under the Amended Credit Agreement in the amount of $179.2 million. From time to time, other related parties may hold debt from our Senior Term Loan Facility and, as debtholders, would be entitled to receive interest payments from us under the Amended Credit Agreement.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled “Risk Factors.”
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
     As a result of the Transactions, each share of Old Clearwire, which we refer to as Old Clearwire Class A Common Stock was converted into the right to receive one share of Clearwire Class A Common Stock, and each option and warrant to purchase shares of Old Clearwire Class A Common Stock was converted into an option or warrant, as applicable, to purchase the same number of shares of Clearwire Class A Common Stock.

     After the Transactions, Sprint and the Investors, other than Google, own shares of Clearwire Class B Common Stock, which have equal voting rights to Clearwire Class A Common Stock, but have only limited economic rights. Unlike the holders of Clearwire Class A Common Stock, the holders of Clearwire Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Clearwire Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications LLC, which we refer to as Clearwire Communications, Class B Common Interests. In exchange for its investment, Google owns shares of Clearwire Class A Common Stock.
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
     Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to investments, long-lived assets, goodwill and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.
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
     There have been no other significant changes in our critical accounting policies during the six months ended June 30, 2009 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual report on Form 10-K for the year ended December 31, 2008.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, which we refer to as FASB, issued Statement of Financial Accounting Standards, which we refer to as SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162, which we refer to as SFAS No. 168. SFAS No. 168 approved the Accounting Standards Codification, which we refer to as Codification, as the single source of authoritative United States accounting and reporting standards. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Thereafter, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have a significant impact on our financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which we refer to as SFAS No. 167. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS No. 167 to have a material impact on our financial condition or results of operations.

     Results of Operations
     Within this “Results of Operations” section, we disclose results of operations on both an “as reported” and a “pro forma” basis. The historical as reported results for the three and six months ended June 30, 2008 are not necessarily representative of our ongoing operations as Old Clearwire’s results were not included, and the reported results reflect only the Sprint WiMAX Business’ results. Therefore, to facilitate an understanding of our trends and on-going performance, we have presented pro forma results in addition to the reported results. The unaudited pro forma combined statements of operations were prepared in accordance with Article 11- Pro forma Financial Information of Securities and Exchange Commission Regulation S-X. The pro forma results include both the Sprint WiMAX Business and Old Clearwire for the three and six months ended June 30, 2008, as adjusted for certain pro forma purchase accounting adjustments and other non-recurring charges, and give effect to the Transactions as though the Closing had occurred on January 1, 2008. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”
     The following table sets forth as reported operating data for the periods presented (in thousands, except per share data).
As Reported Results — Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	$63,594	$—	$125,731	$—
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below)	81,219	25,577	154,852	52,438
Selling, general and administrative expense	113,246	26,691	221,711	66,946
Depreciation and amortization	46,264	9,532	94,812	16,302
Spectrum lease expense	64,269	11,879	128,709	33,094

Total operating expenses	304,998	73,679	600,084	168,780

OPERATING LOSS	(241,404)	(73,679)	(474,353)	(168,780)

OTHER INCOME (EXPENSE):
Interest income	2,964	—	6,241	285
Interest expense	(16,966)	(232)	(44,564)	(232)
Other-than-temporary impairment loss on investments	(7,189)	—	(8,669)	—
Loss on undesignated interest rate swap contracts, net	(2,148)	—	(1,098)	—
Other income (expense), net	824	1,256	(2,054)	2,802

Total other income (expense), net	(22,515)	1,024	(50,144)	2,855

LOSS BEFORE INCOME TAXES	(263,919)	(72,655)	(524,497)	(165,925)
Income tax provision	(125)	(6,911)	(39)	(11,078)

NET LOSS	(264,044)	(79,566)	(524,536)	(177,003)
Less: non-controlling interests in net loss of consolidated subsidiaries	190,670	—	380,107	—

NET LOSS ATTRIBUTABLE TO CLEARWIRE CORPORATION	$(73,374)	$(79,566)	$(144,429)	$(177,003)

Net loss attributable to Clearwire Corporation per Class A Common Share (1):
Basic	$(0.38)		$(0.75)

Diluted	$(0.38)		$(0.75)

Weighted average Class A Common Shares outstanding:
Basic	195,052		193,478

Diluted	723,876		714,931

(1)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the three and six months ended June 30, 2008.

     Revenue
     Revenue is primarily generated from subscription services and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Revenue	$63,594	$—	N/M	$125,731	$—	N/M
     The increase in revenue for the three and six months ended June 30, 2009 is due to the revenue received from our operation of markets received from Old Clearwire. We acquired all of the Old Clearwire markets and subscribers as part of the Transactions. Total subscribers in all markets were approximately 511,000 as of June 30, 2009. There were no subscribers of the Sprint WiMAX Business as of June 30, 2008. Revenue in the United States represented 87% and international revenue represented 13% of total revenue for the three and six months ended June 30, 2009. As of June 30, 2009, we operated our services in 49 domestic and four international markets. Throughout 2009 and 2010, we expect revenues to increase, due to the roll out of new mobile WiMAX markets, which will increase our subscriber base. In addition, we expect that average revenue per user, which we refer to as ARPU, will be similar to current levels because increases from multiple service offerings per subscriber will likely be offset by the impact of promotional pricing. We also expect that subscriber turnover, which we refer to as churn, will increase in our pre-WiMAX markets as we transition these networks to mobile WiMAX technology.
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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Cost of goods and services and network costs	$81,219	$25,577	217.5%	$154,852	$52,438	195.3%
     Cost of goods and services and network costs increased $55.6 million and $102.5 million in the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008, primarily due to an increase in tower lease and backhaul expenses. We expect costs of goods and services and network costs to increase significantly throughout 2009 and 2010 as we expand our network.
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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Selling, general and administrative expense	$113,246	$26,691	324.3%	$221,711	$66,946	231.2%
     The increase is consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our mobile WiMAX services, especially the higher sales and marketing and customer care expenses in support of the launch new markets. The increase in employee compensation and related costs, which includes facilities costs, is primarily due to the acquisition of Old Clearwire and all of its employees. Employee headcount increased at June 30, 2009 to approximately 2,194 employees compared to approximately 623 employees at June 30, 2008. Our focus in 2009 and 2010 will be on development and expansion of our wireless 4G network. We expect that cost per gross addition, which we refer to as CPGA, will increase as new markets are launched, consistent with our past operating experiences.

     Depreciation and amortization

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Depreciation and amortization	$46,264	$9,532	385.4%	$94,812	$16,302	481.6%
     Depreciation and amortization expense primarily represents the depreciation recorded on network assets that are being placed into service as we continue to build and develop our networks and amortization on intangible assets and definite-lived spectrum. During the three and six months ended June 30, 2008, substantially all of the capital expenditures of the Sprint WiMAX Business represented construction work in progress and therefore very little depreciation was recorded. The increase is also due to depreciation and amortization expense recorded on assets acquired from Old Clearwire. Depreciation and amortization will continue to increase as additional mobile WiMAX markets are launched and placed into service throughout 2009 and 2010.
     Spectrum lease expense

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Spectrum lease expense	$64,269	$11,879	441.0%	$128,709	$33,094	288.9%
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
     Interest income

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest income	$2,964	$—	N/M	$6,241	$285	2089.8%
     The increase in interest income for the three and six months ended June 30, 2009, was primarily due to the interest income earned on investments. At June 30, 2009, we held approximately $1.72 billion in short-term and long-term investments.
     Interest expense

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest expense	$(16,966)	$(232)	7,212.9%	$(44,564)	$(232)	19,108.6%
     We incurred $49.9 million and $100.5 million in interest expense during the three and six months ended June 30, 2009, respectively. Interest expense was partially offset by capitalized interest of $33.0 million and $56.0 million for the three and six months ended June 30, 2009, respectively. Interest expense was calculated over the period using the effective interest method based on an effective interest rate of 14.1 percent. Interest expense also reflects an adjustment to accrete the debt to par value.
     Other-than-temporary impairment loss on investments

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Other-than-temporary impairment loss on investments	$(7,189)	$—	N/M	$(8,669)	$—	N/M
     The increase in the other-than-temporary impairment loss on investments for the three and six months ended June 30, 2009, is primarily due to a decline in the value of investment securities, which we determined to be other-than-temporary. During the three and six months ended June 30, 2009, we incurred other-than-temporary impairment losses of $7.2 million and $8.7 million, respectively, related to a decline in the estimated fair values of our other debt securities.

     Loss on undesignated interest rate swap contracts, net

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Loss on undesignated interest rate swap contracts, net	$(2,148)	$—	N/M	$(1,098)	$—	N/M
     Our interest rate swap contracts are used as economic hedges of changes in interest rates on our long-term debt. Because these derivative instruments are not designated in qualifying hedging relationships, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we refer to as SFAS No. 133, they are marked to market through earnings. We pay a fixed rate of interest and receive a floating rate of interest on our interest rate swaps. During the three and six months ended June 30, 2009, we recorded payments of $3.5 million and $5.6 million, respectively, in periodic interest payments on our interest rate swaps in earnings. These payments were partially offset by gains on the interest rate swaps of $1.4 million and $4.5 million during the three and six months ended June 30, 2009, respectively, due to an increase in market interest rates during the period.
     Tax provision

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Income tax provision	$(125)	$(6,911)	(98.2)%	$(39)	$(11,078)	(99.6)%
     The decrease in the income tax provision is primarily due to the change in Clearwire’s deferred tax position as a result of the closing of the Transactions on November 28, 2008. Prior to the closing, the income tax provision was primarily due to increased deferred liabilities from additional amortization taken for federal income tax purposes by the Sprint WiMAX Business on certain indefinite-lived licensed spectrum. As a result of the Transactions, the only U.S. temporary difference for Clearwire after closing is the basis difference associated with our investment in Clearwire Communications a partnership for U.S. income tax purposes.
     Clearwire is projecting that the partnership will have additional losses in the U.S. in 2009. We do not believe such losses will be realizable at a more likely than not level and accordingly the projected additional losses allocated to Clearwire in 2009 will not result in a U.S. tax provision or benefit for 2009.
     Non-controlling interests in net loss of consolidated subsidiaries

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Non-controlling interests in net loss of consolidated subsidiaries	$190,670	$—	N/M	$380,107	$—	N/M
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint and the Investors, other than Google, of Clearwire Communications Class B Common Interests. As of June 30, 2009, the non-controlling interests share in net loss was 73%.

Pro Forma Results — As Reported Results for the Three and Six Months Ended June 30, 2009 Compared to Pro Forma Results for the Three and Six Months Ended June 30, 2008
     The unaudited pro forma condensed combined statements of operations that follows is presented for informational purposes only and is not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2008 and should not be taken as representative of our future consolidated results of operations.
     The following unaudited pro forma condensed combined statements of operations for the three and six months ended June 30, 2008 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the unaudited accounting records of the Sprint WiMAX Business for the three and six months ended June 30, 2008; and (2) the unaudited consolidated financial statements of Old Clearwire for the three and six months ended June 30, 2008. The unaudited pro forma condensed combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”
     The following table sets forth pro forma operating data for Clearwire adjusted for the related purchase accounting adjustments and other non-recurring charges, for the periods presented (in thousands):
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE	$63,594	$58,563	$125,731	$110,091
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below)	81,219	67,770	154,852	132,805
Selling, general and administrative expense	113,246	122,053	221,711	261,854
Depreciation and amortization	46,264	28,121	94,812	54,732
Spectrum lease expense	64,269	49,020	128,709	114,538

Total operating expenses	304,998	266,964	600,084	563,929

OPERATING LOSS	(241,404)	(208,401)	(474,353)	(453,838)

OTHER INCOME (EXPENSE):
Interest income	2,964	3,829	6,241	12,583
Interest expense	(16,966)	(47,743)	(44,564)	(95,170)
Other-than-temporary impairment loss and realized loss on investments	(7,189)	(27,918)	(8,669)	(32,767)
Loss on undesignated interest rate swap contracts, net	(2,148)	—	(1,098)	—
Other income (expense), net	824	(1,497)	(2,054)	(1,424)

Total other income (expense), net	(22,515)	(73,329)	(50,144)	(116,778)

LOSS BEFORE INCOME TAXES	(263,919)	(281,730)	(524,497)	(570,616)
Income tax provision	(125)	—	(39)	—

NET LOSS	(264,044)	(281,730)	(524,536)	(570,616)
Less: non-controlling interests in net loss of consolidated subsidiaries	190,670	207,086	380,107	419,533

NET LOSS ATTRIBUTABLE TO CLEARWIRE CORPORATION	$(73,374)	$(74,644)	$(144,429)	$(151,083)

     Revenue
     Revenue is primarily generated from subscription and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP telephony, and web hosting services.

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Revenue	$63,594	$58,563	8.6%	$125,731	$110,091	14.2%
     Revenue in the United States represented 87% and international revenue represented 13% of total revenue for the three and six months ended June 30, 2009 compared to 82% and 18% for the three and six months ended June 30, 2008, respectively. Total subscribers in all markets grew to approximately 511,000 as of June 30, 2009 (actual) from approximately 461,000 as of June 30, 2008

(pro forma). The growth in subscribers and the increase in services available to subscribers were the primary reasons for the increase in revenue for the three and six months ended June 30, 2009 over the three and six months ended June 30, 2008.
     As of June 30, 2009, we operated our services in 49 domestic and four international markets. Throughout 2009 and 2010, we expect revenues to increase, due to the roll out of new mobile WiMAX markets, which will increase our subscriber base. In addition, we expect that ARPU will be similar to current levels because increases from multiple service offerings per subscriber will likely be offset by the impact of promotional pricing. We also expect that churn will increase in our pre-WiMAX markets as we transition these networks to mobile WiMAX technology.
     Cost of goods and services and network costs
     Costs of goods and services and network costs primarily includes costs associated with tower rents, direct Internet access and backhaul, as well as network related expenses. Cost of goods and services and network costs also includes certain network equipment, site costs, facilities costs, software licensing and certain office equipment.

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Cost of goods and services and network costs	$81,219	$67,770	19.8%	$154,852	$132,805	16.6%
     The increase in cost of goods and services and network costs was primarily due to an increase in the number of towers, increases in direct Internet access and related backhaul costs and additional expenses as we launched additional markets in 2009 and prepared for future mobile WiMAX builds. We expect costs of goods and services and network costs to increase significantly throughout 2009 and 2010 as we expand our network.
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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Selling, general and administrative expense	$113,246	$122,053	(7.2)%	$221,711	$261,854	(15.3)%
     The decrease in SG&A was due to reductions in employee headcount and related expenses. Our employee headcount was approximately 2,194 at June 30, 2009 (actual) compared to approximately 2,443 employees at June 30, 2008 (pro forma). Our focus in 2009 and 2010 will be on development and expansion of our wireless 4G network. We expect that CPGA will increase as new markets are launched, consistent with our past operating experiences.
     Depreciation and amortization

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Depreciation and amortization	$46,264	$28,121	64.5%	$94,812	$54,732	73.2%
     The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of consumer premise equipment, which we refer to as CPE, related to associated subscriber growth. Depreciation and amortization will continue to increase as additional mobile WiMAX markets are launched and placed into service throughout 2009 and 2010.
     Spectrum lease expense

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Spectrum lease expense	$64,269	$49,020	31.1%	$128,709	$114,538	12.4%

     Total spectrum lease expense increased as a direct result of the number of spectrum leases held by us. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Interest income

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest income	$2,964	$3,829	(22.6)%	$6,241	$12,583	(50.4)%
     The decrease was primarily due to the reduction in interest earned on investments held during the three and six months ended June 30, 2009 compared to 2008. The reduced interest earned reflected changes in our investment strategy as well as a reduction in market interest rates on our investments.
     Interest expense

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest expense	$(16,966)	$(47,743)	64.5%	$(44,564)	$(95,170)	53.2%
     The decrease was primarily due to the pro forma results not including an adjustment for capitalized interest offset by increase an in interest expense and accretion of debt discount on the Senior Term Loan Facility. Interest expense was calculated over the period using the effective interest method based on an effective interest rate of 14.1 percent. Interest expense also reflects an adjustment to accrete the debt to par value. Interest capitalized during the three and six months ended June 30, 2009 was $33.0 million and $56.0 million, respectively.
     Other-than-temporary impairment loss and realized loss on investments

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Other-than-temporary impairment loss and realized loss on investments	$(7,189)	$(27,918)	74.2	$(8,669)	$(32,767)	73.5%
     The decrease in the other-than-temporary impairment loss and realized loss on investment securities is due to a lower decline in the fair value of investment securities held by us for the three and six months ended June 30, 2009, which we determined to be other than temporary.
     At June 30, 2009, we held available-for-sale short-term and long-term investments with a fair value and cost of $1.72 billion. During the three and six months ended June 30, 2009 and 2008, we incurred other-than-temporary impairment and realized losses of $7.2 million and $27.9 million and $8.7 million and $32.8 million, respectively, related to a decline in the estimated fair values of our long and short-term investments.
     Loss on undesignated interest rate swap contracts, net

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Loss on undesignated interest rate swap contracts, net	$(2,148)	$—	N/M	$(1,098)	$—	N/M
     Our interest rate swap contracts are used as economic hedges of changes in interest rates on our long-term debt. Because these derivative instruments are not designated in qualifying hedging relationships, in accordance with SFAS No. 133, they are marked to market through earnings. We pay a fixed rate of interest and receive a floating rate of interest on our interest rate swaps. During the three and six months ended June 30, 2009, we recorded payments of $3.5 million and $5.6 million, respectively, in periodic interest payments on our interest rate swaps in earnings. These payments were partially offset by gains on the interest rate swaps of $1.4 million and $4.5 million during the three and six months ended June 30, 2009, respectively, due to an increase in market interest rates during the period.

     Non-controlling interests in net loss of consolidated subsidiaries

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Non-controlling interests in	$190,670	$207,086	(7.9)%	$380,107	$419,533	(9.4)%
net loss of consolidated subsidiaries
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint and the Investors, other than Google, of Clearwire Communications Class B Common Interests. As of June 30, 2009, the non-controlling interests share in net loss was 73%.

Pro Forma Reconciliation
     The unaudited pro forma condensed combined statements of operations that follow are presented for informational purposes only and are not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2008 and should not be taken as representative of the future consolidated results of operations of the Company.
     The following unaudited pro forma condensed combined statements of operations for the three and six months ended June 30, 2008 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the unaudited accounting records of the Sprint WiMAX Business for the three and six months ended June 30, 2008; and (2) the unaudited consolidated financial statements of Old Clearwire for the three and six months ended June 30, 2008. The unaudited pro forma condensed combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto.
     The following table provides a reconciliation from the as reported results to the pro forma results presented above for the Company for the three and six months ended June 30, 2008 (in thousands):
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008					Six Months Ended June 30, 2008
	Historical					Historical
	3 Month Period	3 Month Period	Purchase		Clearwire	6 Month Period	6 Month Period	Purchase		Clearwire
	Clearwire	Old	Acctng and		Corporation	Clearwire	Old	Acctng and		Corporation
	Corporation(1)	Clearwire	Other(2)		Pro Forma	Corporation(1)	Clearwire	Other(2)		Pro Forma
	(In thousands)
REVENUES:	$—	$58,563	$—		$58,563	$—	$110,091	$—		$110,091
OPERATING EXPENSES
Cost of goods and services and network costs (exclusive of items shown separately below):	25,577	42,193	—		67,770	52,438	80,367	—		132,805
Selling, general and administrative expense	26,691	95,362	—		122,053	66,946	194,908	—		261,854
Depreciation and amortization	9,532	28,901	(14,886	)(a)	28,121	16,302	56,986	(28,368	)(a)	54,732
			4,574	(b)				9,812	(b)
Spectrum lease expense	11,879	28,522	9,317	(b)	49,020	33,094	64,207	18,634	(b)	114,538
			(698	)(c)				(1,397	)(c)
Transaction related expenses	—	10,224	(10,224	)(d)	—	—	10,224	(10,224	)(d)	—

Total operating expenses	73,679	205,202	(11,917)		266,964	168,780	406,692	(11,543)		563,929

OPERATING LOSS	(73,679)	(146,639)	11,917		(208,401)	(168,780)	(296,601)	11,543		(453,838)
OTHER INCOME (EXPENSE):
Interest income	—	3,829	—		3,829	285	12,298	—		12,583
Interest expense	(232)	(25,711)	25,884	(e)	(47,743)	(232)	(54,305)	54,294	(e)	(95,170)
			(47,684	)(f)				(94,927	)(f)
Other-than-temporary impairment loss and realized loss on investments	—	(27,918)	—		(27,918)	—	(32,767)	—		(32,767)
Other income (expense), net	1,256	(2,055)	(698	)(c)	(1,497)	2,802	(2,829)	(1,397	)(c)	(1,424)

Total other income (expense), net	1,024	(51,855)	(22,498)		(73,329)	2,855	(77,603)	(42,030)		(116,778)

LOSS BEFORE INCOME TAXES	(72,655)	(198,494)	(10,581)		(281,730)	(165,925)	(374,204)	(30,487)		(570,616)
Income tax provision	(6,911)	(1,668)	8,579	(g)	—	(11,078)	(3,584)	14,662	(g)	—

NET LOSS	(79,566)	(200,162)	(2,002)		(281,730)	(177,003)	(377,788)	(15,825)		(570,616)
Less: non-controlling interests in net loss of consolidated subsidiaries	—	1,108	205,978	(h)	207,086	—	2,345	417,188	(h)	419,533

NET LOSS ATTRIBUTABLE TO CLEARWIRE CORPORATION	$(79,566)	$(199,054)	$203,976		$(74,644)	$(177,003)	$(375,443)	$401,363		$(151,083)

Net loss per Class A Common Share (3):
Basic		$(1.21)			$(0.38)		$(2.29)			$(0.78)

Diluted		$(1.21)			$(0.40)		$(2.29)			$(0.81)

Weighted average Class A Common Shares outstanding:
Basic		164,129			194,484		164,096			194,484

Diluted		164,129			723,307		164,096			723,307

(1)	Basis of Presentation
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
      At the Closing, the Investors made an aggregate $3.2 billion capital contribution to Clearwire and its subsidiary, Clearwire Communications. In exchange for the contribution of the Sprint WiMAX Business and their investments, as applicable, Google initially received 25,000,000 shares of Clearwire Class A Common Stock and Sprint and the other Investors received an aggregate 505,000,000 shares of Clearwire Class B Common Stock and an equivalent amount of Clearwire Communications Class B Common Interests. The number of shares of Clearwire Class A and B Common Stock and Clearwire Communications Class B Common Interests, as applicable, that the Investors were entitled to receive under the Transaction Agreement was subject to a post-closing adjustment based on the trading price of Clearwire Class A Common Stock on NASDAQ over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, or February 26, 2009, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. During the measurement period, Clearwire Class A Common Stock traded below $17.00 per share on NASDAQ, so on the Adjustment Date, we issued to the Investors an additional 4,411,765 shares of Clearwire Class A Common Stock and 23,823,529 shares of Clearwire Class B Common Stock and Clearwire Communications Class B Common Interests to reflect the $17.00 final price per share. Additionally, in accordance with the subscription agreement, on February 27, 2009, CW Investment Holdings LLC purchased 588,235 shares of Clearwire Class A Common Stock at $17.00 per share for a total investment of $10.0 million. For the purpose of determining the number of shares outstanding within the unaudited pro forma condensed combined statements of operations, we assumed that the additional shares and common interests issued to the Investors and CW Investment Holdings LLC on the Adjustment Date and February 27, 2009, respectively, were issued as of the Closing and that the Closing was consummated on January 1, 2008. After giving effect to the Transactions, the post-closing adjustment and the investment by CW Investment Holdings LLC, Sprint owns the largest interest in Clearwire with an effective voting and economic interest in Clearwire and its subsidiaries of approximately 51%.
      In connection with the integration of the Sprint WiMAX Business and Old Clearwire operations, we expect that certain non-recurring charges will be incurred. We also expect that certain synergies might be realized due to operating efficiencies or future revenue synergies expected to result from the Transactions. However, in preparing the unaudited pro forma condensed combined statements of operations, which give effect to the Transactions as if they were consummated on January 1, 2008, no pro forma adjustments have been reflected to consider any such costs or benefits.

(2)	Pro Forma Adjustments Related to Purchase Accounting and Other Non-recurring Charges for the Three and Six Months Ended June 30, 2008
     The pro forma adjustments related to purchase accounting have been derived from the preliminary allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire, including the allocation of the excess of the estimated fair value of net assets acquired over the purchase price. The allocation of the purchase consideration is preliminary and based on valuations derived from estimated fair value assessments and assumptions used by management. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different values being assigned to individual assets acquired and liabilities assumed, and the resulting amount of the excess of estimated fair value of net assets acquired over the purchase price. The final purchase price allocation is pending the finalization of appraisal valuations primarily related to spectrum and fixed assets acquired, which may result in an adjustment to the preliminary purchase price allocation.
     Article 11 of Regulation S-X requires that pro forma adjustments reflected in the unaudited pro forma statements of operations are directly related to the transaction for which pro forma financial information is presented and have a continuing impact on the results of operations. Certain charges have been excluded in the unaudited pro forma condensed combined statements of operations as such charges were incurred in direct connection with or at the time of the Transactions and are not expected to have an ongoing impact on the results of operations after the Closing.
(a)	Represents adjustments in the depreciation expense on a pro forma basis related to items of Old Clearwire property, plant and equipment that are being depreciated over their estimated remaining useful lives on a straight-line basis. The reduction in depreciation expense results from a decrease in the carrying value of Old Clearwire property, plant equipment due to the allocation of the excess of the estimated fair value of net assets acquired over the purchase price used in purchase accounting for the Transactions.

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

(c)	Represents the elimination of intercompany other income and related expenses associated with the historical agreements pre-Closing between the Sprint WiMAX Business and Old Clearwire, where Old Clearwire leased spectrum licenses from the Sprint WiMAX Business. The other income and related expenses were $698,000 and $1.4 million for the three and six months ended June 30, 2008, respectively.

(d)	Represents the reversal of transaction costs of $10.2 million for the three and six months ended June 30, 2008, comprised of $6.0 million of investment banking fees and $4.2 million of other professional fees, recorded in the Old Clearwire historical financial statements for the three and six months ended June 30, 2008. As these are non-recurring charges directly attributable to the Transactions, they are excluded from the unaudited pro forma condensed combined statements of operations for the three and six months ended June 30, 2008.

(e)	Prior to the Closing, Old Clearwire refinanced the Senior Term Loan Facility and renegotiated the loan terms. Historical interest expense related to the Senior Term Loan Facility before the refinancing and amortization of the deferred financing fees recorded by Old Clearwire, in the amount of $25.9 million and $54.3 million for the three and six months ended June 30, 2008, respectively, has been reversed as if the Transactions were consummated on January 1, 2008.

(f)	Represents the adjustment to record pro forma interest expense assuming the Senior Term Loan Facility, including the Sprint Pre-Closing financing (as defined in the Transaction Agreement) under the Amended Credit Agreement (as defined below), was outstanding as of January 1, 2008. The Closing would have resulted in an event of default under the terms of the credit agreement underlying the Senior Term Loan Facility unless the consent of the lenders was obtained. On November 21, 2008, Old Clearwire entered into the Amended and Restated Credit Agreement with the lenders to obtain their consent and to satisfy other conditions to closing under the Transaction Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement resulted in additional fees to be paid and adjustments to the underlying interest rates. The Sprint Pre-Closing Financing was assumed by Clearwire on the Closing, as a result of the financing of the Sprint WiMAX Business operations by Sprint for the period from April 1, 2008 through the Closing, and added as an additional tranche of term loans under the Amended Credit Agreement. Pro forma interest expense was calculated over the period using the effective interest method resulting in an adjustment of $47.7 million and $94.9 million for the three and six months ended June 30, 2008, respectively, based on an effective interest rate of approximately 14.0 percent. Pro forma interest expense also reflects an adjustment to accrete the debt to par value. Pro forma interest expense was calculated based on the contractual terms under the Amended Credit Agreement, assuming a term equal to its contractual maturity of 30 months and the underlying interest rate was the LIBOR loan base rate of 2.75 percent, as the 3 month LIBOR rate in effect at the Closing was less than the base rate, plus the applicable margin. The calculation assumed an applicable margin of 6.00 percent and additional rate increases as specified in the Amended Credit Agreement over the term of the loan. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $431,000 and $858,000 for the three and six months ended June 30, 2008, respectively. Total interest expense on a pro forma basis does not include an adjustment for capitalized interest.

(g)	Represents the adjustment to reflect the pro forma income tax expense for the three and six months ended June 30, 2008, which was determined by computing the pro forma effective tax rates for the three and six months ended June 30, 2008, giving effect to the Transactions. Clearwire expects to generate net operating losses into the foreseeable future and thus has recorded a valuation allowance for the deferred tax assets not expected to be realized. Therefore, for the three and six months ended June 30, 2008, no tax benefit was recognized.

(h)	Represents the allocation of a portion of the pro forma combined net loss to the non-controlling interests in consolidated subsidiaries based on Sprint’s and the Investors’ (other than Google) ownership of the Clearwire Communications Class B Common Interests in Clearwire Communications upon Closing of the Transactions and reflects the contributions by CW Investment Holdings LLC and the Investors at $17.00 per share following the post-closing adjustment. This adjustment is based on pre-tax loss since income tax consequences associated with any loss allocated to the Clearwire Communications Class B Common Interests will be incurred directly by Sprint and the Investors (other than Google and CW Investment Holdings LLC).

(3)	Pro Forma Loss per Share
     The Clearwire combined pro forma net loss per share presented below assumes the closing of the Transactions and that the Clearwire Class A and B Common Stock and Clearwire Communications Class B Common Interests issued to Sprint, the Investors and CW Investment Holdings LLC were outstanding from January 1, 2008 and reflects the resolution of the post-closing price adjustment at $17.00 per share. The shares of Clearwire Class B Common Stock have nominal equity rights. These shares have no right to dividends of Clearwire and no right to any proceeds on liquidation other than the par value of Clearwire Class B Common Stock.

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
     Shares of Clearwire Class B Common Stock have no impact on pro forma basic net loss per share because they do not participate in net income (loss) or distributions. However, the hypothetical exchange of Clearwire Communications Class B Common Interests together with Clearwire Class B Common Stock for Clearwire Class A Common Stock may have a dilutive effect on pro forma diluted loss per share due to certain tax effects. As previously mentioned, that exchange would result in a decrease to the non-controlling interests and a corresponding increase in net loss attributable to the Clearwire Class A Common Stock. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock are converted to Clearwire Class A Common Stock on a pro forma basis, the partnership structure is assumed to no longer exist and Clearwire would be required to recognize a tax charge related to indefinite lived intangible assets. Net loss available to holders of Clearwire Class A Common Stock, assuming conversion of the Clearwire Communications Class B Common Interests and Clearwire Class B Common Stock, is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
Pro forma net loss	$(74,644)	$(151,083)
Non-controlling interests in net loss of consolidated subsidiaries	(207,086)	(419,533)
Less: Pro forma tax adjustment resulting from dissolution of Clearwire Communications	(8,578)	(14,661)

Net loss available to Clearwire Class A Common Stockholders, assuming the exchange of Clearwire Class B Common Stock and Clearwire Communications Class B Common Interests to Clearwire Class A Common Stock	$(290,308)	$(585,277)

     The pro forma net loss per share available to holders of Clearwire Class A Common Stock on a basic and diluted basis is calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Basic	Diluted	Basic	Diluted
Pro forma net loss available Clearwire Class A Common Stockholders	$(74,644)	$(290,308)	$(151,083)	$(585,277)
Weighted average Clearwire Class A Common Stock outstanding	194,484	723,307	194,484	723,307

Basic and diluted pro forma net loss per share of Clearwire Class A Common Stock	$(0.38)	$(0.40)	$(0.78)	$(0.81)

Liquidity and Capital Resource Requirements
     At the Closing, we received an aggregate of $3.2 billion of cash proceeds from the Investors. We expect the cash proceeds from this investment to primarily be used to expand our mobile WiMAX network in the United States, for spectrum acquisitions, and for general corporate purposes. Year-to-date cash spend through June 30, 2009 was $646 million. As of June 30, 2009, the Company has $2.5 billion of cash and short-term investments. We believe that we hold sufficient cash, cash equivalents and marketable securities to cause our estimated liquidity needs to be satisfied for at least 12 months.
     As of June 30, 2009, $1.41 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility. The Senior Term Loan Facility provides for quarterly principal payments, with the remaining balance due on the final maturity date of May 28, 2011. The Senior Term Loan Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Senior Term Loan Facility include, among other things, limitations on our ability to: declare dividends and make other distributions, redeem or repurchase our capital stock, prepay, redeem or repurchase indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, enter into new lines of business, and sell our assets. The Senior Term Loan Facility is secured by a blanket lien on substantially all of our domestic assets, including a pledge of all of our domestic and international ownership interests. At June 30, 2009, we were in compliance with our debt covenants.
     We continue to target total net cash spend in the range of $1.5 to $1.9 billion for 2009. We are currently engaged in the development and construction of mobile WiMAX networks, as well as the long lead time cell site development work necessary, to give us the ability to potentially cover as many as 120 million people by the end of 2010. The ultimate scope and timing of our network build-out will largely be driven by our market-by-market success and the availability of additional capital.
     We regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our capital requirements. Changes in our plans and strategy may include, among other things, changes to the extent and timing of our network deployment, increases or decreases in the number of our employees, delays in the introduction of new features or services, investments in capital and network infrastructure, acquisitions of spectrum or any combination of the foregoing.
     To execute our plans to build out our nationwide network, we will likely seek additional capital in the near future and over the long term. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. This additional financing may not be available to us on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including our market success as we deploy new mobile WiMAX markets, general economic conditions and the state of the capital markets, our future creditworthiness and restrictions contained in existing or future equity and debt agreements.
     In addition, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. Other than the impairment of our other debt securities, we have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the first half of 2009. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain additional external financing.
     If we are unable to obtain additional capital or the national or global economy or credit market conditions in general were to remain in their current distressed state or to deteriorate further in the future, we may be required to make material changes to our current plans and strategy.

As Reported Results — Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Cash Flow Analysis
     The following analysis includes our historical results of operations for the combined company for the first six months of 2009 and the results of operations for the Sprint WiMAX Business for the first six months of 2008.
     The statement of cash flows includes the activities that were paid by Sprint on behalf of us prior to the closing of the Transactions. Financing activities include funding advances from Sprint through June 30, 2008. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of spectrum licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries.
     The following table presents a summary of our cash flows and beginning and ending cash balances for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash used in operating activities	$(288,064)	$(197,112)
Cash used in investing activities	(165,853)	(501,798)
Cash provided by financing activities	3,093	698,910
Effect of foreign currency exchange rates on cash and cash equivalents	(186)	—

Total cash flows	(451,010)	—
Cash and cash equivalents at beginning of period	1,206,143	—

Cash and cash equivalents at end of period	$755,133	$—

     Operating Activities
     Net cash used in operating activities was $288.1 million for the six months ended June 30, 2009. The cash used in operations is due primarily to payments for operating expenses, as we continue to expand and operate our business, and interest payments to service debt. This is partially offset by $124.8 million in cash received from subscribers.
     Net cash used in operating activities by the Sprint WiMAX Business was $197.1 million for the six months ended June 30, 2008.
     Investing Activities
     During the six months ended June 30, 2009, net cash used in investing activities was $165.8 million. The net cash used in investing activities is due primarily to $1.32 billion in cash paid for purchases of available-for-sale investments, $344.5 million in cash paid for property, plant and equipment and $11.7 million in payments for acquisition of spectrum licenses and other intangibles. These are partially offset by $1.50 billion in proceeds from sales of available-for-sale investments, $2.0 million in proceeds from asset sales and a $1.6 million decrease in restricted cash.
     During the six months ended June 30, 2008, net cash used by the Sprint WiMAX Business in investing activities was $501.8 million. The net cash used in investing activities is due to $410.4 million in cash paid for property, plant and equipment and $91.4 million in payments for acquisition of spectrum licenses and other intangibles.
     Financing Activities
     Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2009. This is primarily due to $10.0 million in proceeds from the issuance of shares of Clearwire Class A common stock to CW Investments. This is partially offset by $7.1 million in payments on our Senior Term Loan Facility.
     Net cash provided by financing activities was $698.9 million for the Sprint WiMAX Business for the six months ended June 30, 2008. This was due to advances from Sprint to the Sprint WiMAX Business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.
     Interest Rate Risk
     Our primary interest rate risk is associated with our Senior Term Loan Facility assumed at fair value as part of the Closing in the amount of $1.19 billion, net of discount, and the Sprint Tranche entered into on December 1, 2008, related to the reimbursement of $179.2 million of the Sprint Pre-Closing Financing Amount. We have a total outstanding principal balance of $1.41 billion, with a carrying value of $1.40 billion and an approximate fair market value of $1.34 billion at June 30, 2009. The rate of interest for borrowings under the Senior Term Loan Facility is the LIBOR base rate plus a margin of 6.00%, which base rate shall be no lower than 2.75% per annum or the alternate base rate, which is equal to the greater of (a) the Prime Rate or (b) the Federal Funds Effective rate plus 1/2 of 1%, plus a margin of 5.00%, which base rate shall be no lower than 4.75% per annum. These margin rates increase by 50 basis points on each of the sixth, twelfth, and eighteen month anniversaries of the Closing. At our option, the accrued interest resulting from the margin increases will be payable in cash or payable in kind by capitalizing the additional interest and adding it to the outstanding principal amount of the Senior Term Loan Facility. On the second anniversary of the Closing, for LIBOR-based loans, the applicable margin rate will increase to 14.00% per annum and for alternate base rate loans the applicable margin rate will increase to 13.00% per annum. Interest is payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In addition, on the second anniversary of the Closing, we are required to pay an amount equal to 4.00% of the outstanding principal balance of the Senior Term Loan Facility. This fee will be paid in kind by capitalizing the amount of the fee and adding it to the outstanding principal amount of the Senior Term Loan Facility. Interest expense was calculated over the period using the effective interest. The current effective interest rate on our Senior Term Loan Facility was 14.05% at June 30, 2009. As of June 30, 2009, our Senior Term Loan Facility was paying interest on the LIBOR-based rate calculated at the LIBOR floor of 2.75% plus the applicable margin of 6.00%. A one percent increase in LIBOR above the floor would increase our annual interest expense by approximately $7.8 million per year. Since we are currently paying interest at the LIBOR floor, plus the applicable margin, we would not incur a decrease in our annual interest expense.
     Foreign Currency Exchange Rates
     We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the United States dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in the consolidated statements of operations. We believe that the fluctuation of foreign currency exchange rates did not have a material impact on our consolidated financial statements.
     Investment Risk
     At June 30, 2009, we held available-for-sale short-term and long-term investments with a fair value and a carrying value of $1.72 billion, of which investments with a fair value and a carrying value of $10.3 million were other debt securities, and investments with a fair value and a carrying value of $1.71 billion were U.S. government and agency issues. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting cost basis are other-than-temporary. The estimated fair values of our investments are subject to fluctuations, some significant, due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. Our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. The total fair value and carrying value of our security interests in CDOs as of June 30, 2009 was $9.0 million. We also own other debt securities that are Auction Rate Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. The total fair value and carrying value of our Auction Rate Market Preferred securities as of June 30, 2009 was $1.3 million. These securities were rated BBB or Ba1 by Standard & Poor’s or Moody’s rating services, respectively, at June 30, 2009. Current market conditions are such that we are unable to estimate when the auctions will resume. As a result, our other debt securities are classified as long-term investments.
     Derivative Instruments
     As part of the closing of the Transactions, we assumed two interest rate swap contracts that were entered into by Old Clearwire. In accordance with SFAS No. 133, we did not designate these swap agreements in qualifying hedges as of June 30, 2009. We are not holding these derivative contracts for trading or speculative purposes and continue to hold these derivatives to offset our exposure to interest rate risk on our long-term debt.
     The following table sets forth information regarding our interest rate swap contracts as of June 30, 2009 (in thousands):

Type of	Notional		Receive	Pay	Fair market
Derivative	Amount	Maturity Date	Index Rate	Fixed rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(5,942)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(11,196)
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
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.
     Our management, under the supervision and with the participation of our CEO and CFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO and CFO, concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

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
     On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the U.S. District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering mobile WiMAX services to subscribers in compliance with the 802.16 and 802.16e WiMAX standards, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringe the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. We filed an Amended Answer on June 25, 2009, adding a counter-claim for declaratory judgment of non-infringement and invalidity of the subject patents. A trial is scheduled for December 2010, and the parties commenced discovery in early 2009. Due to the early stage of the lawsuit, its outcome is not determinable at this time.
     On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and the iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. The Delaware case was later stayed by the Delaware court. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges includes us, from implementing the Transactions and competing with Plaintiffs, and damages against Sprint for unlawful competition and costs and legal fees. We are not named as a party in either litigation, but have received subpoenas in both actions from iPCS and iPCS Subsidiaries seeking documents and testimony. On April 2, 2009, the Delaware Court narrowed the scope of the subpoena in that action in an Order adjudicating two iPCS discovery motions. The Delaware action has been stayed. On April 24, 2009, we moved the Illinois Court to narrow the subpoena in that jurisdiction. On July 31, 2009, the Court largely denied Clearwire’s request for relief, narrowed only two of the subpoena requests, and directed the parties to resolve the remaining issues. Clearwire continues to provide documents and information in response to the subpoena. The Illinois Court has not established a trial date. If iPCS prevails and obtains a permanent injunction and the court deems us to be a related party under the management agreements then we may be restricted from competing with iPCS and iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS’ coverage areas would have a material adverse effect on our business.
     On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an Amended Complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the Amended Complaint. We removed the action to the U.S. District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. Briefing will be completed September 18, 2009. The Court has stayed discovery pending its ruling on the motion. The court has not set a trial date. Due to the early stage of the lawsuit and the complexity of the factual and legal issues involved, its outcome is not presently determinable.
     In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
     Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the risk factors set forth below, which supplement and modify the risk factors set forth in our Form 10-K.
We rely on highly skilled executives and other personnel. If we cannot retain and motivate key personnel, we may be unable to implement our business strategy.
     Our future success depends largely on the expertise and reputation of the members of our senior management team. In addition, we intend to hire additional highly skilled individuals to staff our operations and our support functions. Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our domestic and international operations could adversely affect our ability to implement our business strategy and operate our business. Additionally, we have undergone a number of changes in our senior management team in recent periods, and we face the risk that some members of senior management team will not integrate into the operations of the company as quickly or perform as successfully as we would expect.
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
     Under the Intel Market Development Agreement, we have committed to undertake certain marketing efforts with respect to our mobile WiMAX services and are subject to certain restrictions on our ability to commercially deploy alternative wireless broadband or data technology on our networks through November 28, 2011, as long as certain requirements are satisfied. We have expended significant resources and made substantial investments to deploy a wireless broadband network using mobile WiMAX technologies. We depend on original equipment manufacturers to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed mobile WiMAX networks in four markets, we cannot assure you that commercial quantities of mobile WiMAX equipment and subscriber devices that meet our requirements will continue to be available on the schedule we expect, or at all, or that vendors will continue to develop and produce mobile WiMAX equipment and subscriber devices in the long term, which may require us to deploy alternative technologies. Other competing technologies, including other 4G or subsequent technologies, will be developed that may have advantages over mobile WiMAX, and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than the cost and speed with which we deploy our network, which may allow those operators to compete more effectively, assuming they have adequate spectrum resources, or may require us to deploy such technologies when we are permitted to do so.
     Additionally, once fully deployed on a commercial basis, mobile WiMAX may not perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. The process of upgrading our pre-WiMAX markets from Expedience technology to mobile WiMAX may cost more or be more difficult to undertake than we expect. We expect that churn will increase in those markets as we transition them to our mobile WiMAX network. We also may discover unanticipated costs associated with deploying and maintaining our network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances.

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
     We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects, including the portions of those projects not within our control. The construction of our network requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our network. In addition, we often are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our network and expand our services. Additionally, we will need a large number of additional experienced personnel to build and construct the network in new markets, and such personnel may not always be available in the numbers or in the time frames in which we want them. Failure to receive approvals or rights, or bring on qualified employees, in a timely fashion can delay new market deployments and upgrades in existing markets, raise the cost of completing construction projects and prevent us from deploying our network on our announced timelines.
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
     We also outsource some operating functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses. We are currently undertaking a project to transfer from an internal billing system to a new billing platform that will result in a third party providing billing services for our customer accounts. Our ability to successfully transition to this new platform as well as the third party’s ongoing ability to provide services to us, could impact our performance in the future.

Item 4.	Submission of matters to a vote of security holders
(a)	The Company’s Annual Meeting of Stockholder’s was held on June 17, 2009.
(b)	The following directors were elected at such meeting:
Craig O. McCaw
Jose A. Collazo
Keith O. Cowan
Peter L.S. Currie
Steven L. Elfman
Dennis S. Hersch
Daniel R. Hesse
Frank Ianna
Sean Maloney
Brian P. McAndrews
Theodore H. Schell
John W. Stanton
(c)	The following matters were voted upon at such meeting:

Election of Directors	Votes for	Votes Withheld
Craig O. McCaw	667,740,986	6,867,256
Jose A. Collazo	674,310,703	297,539
Keith O. Cowan	670,361,549	4,246,693
Peter L.S. Currie	674,315,308	292,934
Steven L. Elfman	674,231,592	376,650
Dennis S. Hersch	674,273,661	334,381
Daniel R. Hesse	669,964,139	4,644,103
Frank Ianna	674,282,905	325,337
Sean Maloney	662,394,013	12,214,229
Brian P. McAndrews	674,310,125	298,117
Theodore H. Schell	674,308,746	299,496
John W. Stanton	674,279,802	328,440

Item	Votes for	Votes Against	Abstain
Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered accountants for fiscal year 2009	674,461,287	107,494	39,460

Item 6.	Exhibits
EXHIBIT INDEX
10.1	Customer Care and Billing Services Agreement dated March 31, 2009, between Clearwire us LLC and Amdocs Software Systems Limited. (Incorporated herein by reference to Exhibit 10.42 to Clearwire Corporations Registration Statement on Form S-1/A, filed on May 19, 2009.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Clearwire Corporation Financial Statements for the period ended June 30, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: August 12, 2009	/s/ DAVID J. SACH
David J. Sach
Chief Financial Officer