Form 10-Q
period 2009-09-30
Clearwire Corp /DE
filed 2009-11-10
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of November 3, 2009 was 195,956,715. The number of shares outstanding of the registrant’s Class B common stock as of November 3, 2009 was 528,823,529.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$481,417	$1,206,143
Short-term investments	1,476,053	1,901,749
Restricted cash	1,116	1,159
Accounts receivable, net of allowance of $1,814 and $913	4,721	4,166
Notes receivable	5,295	4,837
Inventory	6,214	3,174
Prepaids and other assets	36,357	44,644

Total current assets	2,011,173	3,165,872
Property, plant and equipment, net	1,941,890	1,319,945
Restricted cash	4,868	8,381
Long-term investments	8,959	18,974
Spectrum licenses, net	4,485,679	4,471,862
Other intangible assets, net	100,130	122,808
Investments in equity investees	10,805	10,956
Other assets	45,125	5,369

Total assets	$8,608,629	$9,124,167

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$279,421	$145,417
Deferred revenue	14,088	11,761
Current portion of long-term debt	14,292	14,292

Total current liabilities	307,801	171,470
Long-term debt, net	1,394,859	1,350,498
Deferred tax liabilities	3,803	4,164
Other long-term liabilities	193,207	95,225

Total liabilities	1,899,670	1,621,357
Commitments and contingencies
Stockholders’ equity:
Clearwire Corporation stockholders’ equity:
Class A common stock, par value $0.0001, 1,300,000,000 shares authorized; 195,956,715 and 190,001,706 shares issued and outstanding, respectively	20	19
Class B common stock, par value $0.0001, 750,000,000 shares authorized; 528,823,529 and 505,000,000 shares issued and outstanding, respectively	53	51
Additional paid-in capital	2,081,905	2,092,861
Accumulated other comprehensive income	3,168	3,194
Accumulated deficit	(256,789)	(29,933)

Total Clearwire Corporation stockholders’ equity	1,828,357	2,066,192
Non-controlling interests	4,880,602	5,436,618

Total stockholders’ equity	6,708,959	7,502,810

Total liabilities and stockholders’ equity	$8,608,629	$9,124,167

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$68,812	$—	$194,543	$—
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	97,496	31,147	252,348	83,585
Selling, general and administrative expense	145,278	27,992	366,989	94,938
Depreciation and amortization	52,938	12,984	147,750	29,286
Spectrum lease expense	64,426	18,741	193,135	51,835

Total operating expenses	360,138	90,864	960,222	259,644

Operating loss	(291,326)	(90,864)	(765,679)	(259,644)
Other income (expense):
Interest income	2,051	—	8,292	285
Interest expense	(11,671)	—	(56,235)	(232)
Other income (expense), net	(4,640)	1,135	(16,461)	3,937

Total other income (expense), net	(14,260)	1,135	(64,404)	3,990

Loss before income taxes	(305,586)	(89,729)	(830,083)	(255,654)
Income tax benefit (provision)	197	(47,874)	158	(58,952)

Net loss	(305,389)	(137,603)	(829,925)	(314,606)
Less: non-controlling interests in net loss of consolidated subsidiaries	222,962	—	603,069	—

Net loss attributable to Clearwire Corporation	$(82,427)	$(137,603)	$(226,856)	$(314,606)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.42)		$(1.17)

Diluted	$(0.43)		$(1.18)

Weighted average Class A common shares outstanding:
Basic	195,456		194,145

Diluted	724,280		718,082

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(829,925)	$(314,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	158	58,952
Losses from equity investees, net	883	—
Non-cash fair value adjustment on swaps	(5,343)	—
Other-than-temporary impairment loss on investments	10,015	—
Non-cash interest expense	55,079	—
Depreciation and amortization	147,750	29,286
Amortization of favorable spectrum leases, spectrum rent and lease service	60,944	10,909
Non-cash tower and building rent	47,803	—
Share-based compensation	24,208	—
Loss on disposal of assets	16,947	—
Changes in assets and liabilities:
Inventory	(3,041)	—
Accounts receivable	(720)	(696)
Prepaids and other assets	(38,994)	(58,085)
Prepaid spectrum licenses	(34,876)	—
Accounts payable and other liabilities	143,410	—

Net cash used in operating activities	(405,702)	(274,240)
Cash flows from investing activities:
Capital expenditures	(729,587)	(476,167)
Payments for spectrum licenses and other intangible assets	(11,747)	(111,068)
Purchases of available-for-sale investments	(2,291,461)	—
Sales of available-for-sale investments	2,705,455	—
Proceeds from asset sales	2,000	—
Net decrease to restricted cash	3,556	—

Net cash used in investing activities	(321,784)	(587,235)
Cash flows from financing activities:
Net advances from Sprint Nextel Corporation	—	861,475
Proceeds from issuance of common stock	12,853	—
Principal payments on long-term debt	(10,719)	—

Net cash provided by financing activities	2,134	861,475
Effect of foreign currency exchange rates on cash and cash equivalents	626	—

Net decrease in cash and cash equivalents	(724,726)	—
Cash and cash equivalents:
Beginning of period	1,206,143	—

End of period	$481,417	$—

Supplemental cash flow disclosures:
Cash paid for interest	$96,260	$—
Swap interest paid, net	10,181	—
Non-cash investing and financing activities:
Common stock of Sprint Nextel Corporation issued for spectrum licenses	—	4,000
Fixed asset purchases in accounts payable	43,082	—
Fixed asset purchases included in advances and contributions from Sprint Nextel Corporation	—	77,371
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Class A		Class B			Other			Total
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity
Balances at January 1, 2009	190,002	$19	505,000	$51	$2,092,861	$3,194	$(29,933)	$5,436,618	$7,502,810
Net loss	—	—	—	—	—	—	(226,856)	(603,069)	(829,925)
Foreign currency translation adjustment	—	—	—	—	—	500	—	1,448	1,948
Unrealized loss on investments	—	—	—	—	—	(526)	—	(1,402)	(1,928)

Comprehensive loss								(603,023)	(829,905)
Class A shares issued	588	—	—	—	10,000	—	—	—	10,000
Issuance of Clearwire Class A and B common stock related to post-closing adjustment	4,412	1	23,824	2	(33,632)	—	—	33,632	3
Share-based compensation and other capital transactions	955	—	—	—	12,676	—	—	13,375	26,051

Balances at September 30, 2009	195,957	$20	528,824	$53	$2,081,905	$3,168	$(256,789)	$4,880,602	$6,708,959

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2009 and 2008 do not necessarily indicate the results that may be expected for the full year.
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
     On November 28, 2008, which we refer to as the Closing, the legacy Clearwire Corporation, which we refer to as Old Clearwire, and the Sprint WiMAX Business combined their next generation wireless broadband businesses to form a new independent company called Clearwire Corporation, which we refer to as Clearwire. Prior to the Closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire Communications LLC, which we refer to as Clearwire Communications, at the Closing in exchange for an equity interest in Clearwire and Clearwire Communications. In addition, five independent partners, including Intel Corporation through Intel Capital, which we refer to as Intel, Google Inc., which we refer to as Google, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, and Bright House Networks LLC, which we refer to as Bright House, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications. The transactions described above are collectively referred to as the Transactions. After the Transactions, we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its equity interests in Clearwire Communications.
     The condensed consolidated financial statements of Clearwire and subsidiaries include the results of the Sprint WiMAX Business from January 1, 2008 through September 30, 2008 and the results of the combined entities for the three and nine months ended September 30, 2009. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor in connection with the Transactions.
     The accounts and financial statements of Clearwire for the three and nine months ended September 30, 2008 have been prepared from the separate records maintained by Sprint. Further, such accounts and financial statements include allocations of expenses from Sprint and therefore may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had we functioned as a separate stand-alone operation. Sprint directly assigned, where possible, certain costs to us based on our actual use of the shared services. These costs include network related expenses, office facilities, treasury services, human resources, supply chain management and other shared services. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. Cash management was performed on a consolidated basis, and Sprint processed payables, payroll and other transactions on our behalf. Assets and liabilities which were not specifically identifiable to us included:
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
     Our statement of cash flows for the nine months ended September 30, 2008 presents the activities that were paid by Sprint on our behalf. Financing activities include funding advances from Sprint, presented as business equity, since Sprint managed our financing activities on a centralized basis. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of FCC licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries. No cash payments were made by us for income taxes or interest for the nine months from January 1, 2008 through September 30, 2008.
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
     Subsequent Events — We evaluated subsequent events occurring through November 10, 2009, the date the financial statements were issued. See Note 18, Subsequent Events, for further information.
     The following accounting policies were adopted in the nine months ended September 30, 2009:
     Codification — In June 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that approved the Accounting Standards Codification, which we refer to as Codification, as the single source of authoritative United States accounting and reporting standards. All references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. We adopted the new accounting guidance on July 1, 2009. The adoption of the new accounting codification did not have a significant impact on our financial condition or results of operations.
     Investments — In April 2009, the FASB issued new accounting guidance, which provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. We adopted the new accounting guidance on April 1, 2009. The adoption of the new accounting guidance did not have a significant effect on our financial condition or results of operations.
     Fair Value Measurements — On January 1, 2009, we adopted new accounting guidance on fair value measurements, for our nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on an annual or more frequently recurring basis. We had previously adopted new accounting guidance for our assets and liabilities that are recognized or disclosed at fair value on an annual or more frequently recurring basis, including our derivative financial instruments and our short-term and long-term investments. The adoption of the new accounting guidance for our nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on an annual or more frequently recurring basis, did not have a significant effect on our financial condition or results of operations.
     In April 2009, the FASB released new accounting guidance, which requires disclosures about the fair value of financial instruments in interim financial statements, as well as in annual financial statements. The new accounting guidance amends the previous accounting guidance to require those disclosures in all interim financial statements. We adopted the new accounting guidance on April 1, 2009. The adoption of the new accounting guidance did not have a significant effect on our financial condition or results of operations.
     In April 2009, the FASB released new accounting guidance, which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. We adopted the new accounting guidance on April 1, 2009. The adoption of the new accounting guidance did not have a significant effect on our financial condition or results of operations.
     Business Combinations — In December 2007, the FASB issued new accounting guidance on business combinations in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests)

and post-acquisition exit activities of acquired businesses. We adopted this new accounting guidance on January 1, 2009. We will apply this new accounting guidance for all future business combinations.
     Derivative Instruments and Hedging Activities — On January 1, 2009, we adopted new accounting guidance for derivative instruments and hedging activities, which amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under the new accounting guidance include how and why an entity uses derivative financial instruments; how derivative financial instruments and related hedged items are accounted for; and how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new accounting guidance also requires several added quantitative disclosures in the financial statements. See Note 11, Derivative Instruments, for further information. The new accounting guidance amended only the disclosure requirements for derivative instruments and hedging activities, therefore the adoption did not have a significant effect on our financial condition or results of operations.
     Income Taxes — In September 2009, the FASB issued new accounting guidance related to income taxes which clarifies that management’s determination of the taxable status of an entity is a tax position subject to the standards required for accounting for uncertainty in income taxes and eliminates certain disclosures related to unrecognized tax benefits for nonpublic entities. We adopted the new accounting guidance on July 1, 2009. The adoption of the new accounting guidance did not have a significant impact on our financial condition or results of operations.
     Non-Controlling Interests — In December 2007, the FASB issued new accounting guidance on non-controlling interests in consolidated financial statements. The new accounting guidance requires that non-controlling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity, a change that affects our financial statement presentation of non-controlling interests in our consolidated subsidiaries. The new accounting guidance specifies that consolidated net income (loss) attributable to the parent and to the non-controlling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The new accounting guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This new accounting guidance also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the non-controlling interests and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the statement of stockholders’ equity. We adopted the new accounting guidance on January 1, 2009, which is applied prospectively in 2009, except for the presentation and disclosure requirements that are applied retrospectively. The prospective accounting requirements are dependent on future transactions involving non-controlling interests.
Recent Accounting Pronouncements
     In June 2009, the FASB issued new accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under the current accounting guidance. The new accounting guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of the new accounting guidance to have a material impact on our financial condition or results of operations.
     In August 2009, the FASB issued new accounting guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The new accounting guidance is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our fourth quarter beginning October 1, 2009. We do not expect the adoption of the new accounting guidance to have a material impact on our financial condition or results of operations.
     In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition or results of operations.
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
     Upon completion of the Transactions and the post-closing adjustment, Sprint owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire and its subsidiaries of approximately 51%, based on a purchase price of $17.00 per share. The combination was accounted for as a purchase and as a reverse acquisition with the Sprint WiMAX Business considered the accounting acquirer. As a result, the historical financial statements of the Sprint WiMAX Business became the financial statements of Clearwire upon the Closing.
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
     The total purchase consideration to acquire Old Clearwire is approximately $1.12 billion, calculated as follows (in thousands, except price per share amount):

Number of shares of Old Clearwire Class A common stock exchanged in the Transactions(1)	164,484
Closing price per share of Class A common stock	$6.62

Fair value of Old Clearwire Class A common stock exchanged	1,088,884
Fair value adjustment for Old Clearwire stock options exchanged(2)	38,014
Fair value adjustment for restricted stock units exchanged(3)	1,398
Fair value adjustment for warrants exchanged(4)	18,490
Transaction costs(5)	51,546

Purchase consideration for Old Clearwire before settlement loss	1,198,332
Less: net loss from settlement of pre-existing relationships(6)	(80,573)

Purchase consideration for Old Clearwire	$1,117,759

1.	In connection with the Transactions, the number of shares of Old Clearwire Class A common stock exchanged in the Transactions includes the impact of the conversion of Old Clearwire’s Class B common stock to Old Clearwire Class A common stock before the Closing. This number reflects the total issued and outstanding shares of Old Clearwire Class A common stock and Old Clearwire Class B common stock as of November 28, 2008.

2.	In connection with the Transactions, all Old Clearwire stock options issued and outstanding at the Closing were exchanged on a one-for-one basis for stock options with equivalent terms. The average fair value of $2.69 per share of the 14,145,035 vested stock options and proportionally vested stock options exchanged is included in the calculation of purchase consideration using the Black-Scholes option pricing model using a share price of $6.62.

3.	In connection with the Transactions, all Old Clearwire restricted stock and restricted stock units issued and outstanding at the Closing were exchanged on a one-for-one basis for restricted stock and restricted stock units in Clearwire, respectively, with equivalent terms. The fair value of the 211,147 proportionately vested restricted stock units exchanged is included in the calculation of purchase consideration at a fair value equal to an unrestricted share of $6.62 per share.

4.	In accordance with the Transactions, all Old Clearwire warrants issued and outstanding at the Closing were exchanged on a one-for-one basis for warrants in Clearwire with equivalent terms. The average fair value of $1.04 of the 17,806,220 warrants exchanged is included in the calculation of purchase consideration using the Black-Scholes option pricing model using a share price of $6.62.

5.	Represents transaction costs we incurred, which are included in the purchase consideration. Included in the total transaction costs are $40.3 million in investment banking fees and $11.2 million in other professional fees.

6.	Prior to the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Transactions, the spectrum lease agreements are effectively terminated, and the settlement of those agreements is accounted for as a separate element apart from the business combination. The settlement loss recognized from the termination was valued based on the amount by which the agreements are favorable or unfavorable to our business relative to current market rates. The spectrum lease agreements are considered to be unfavorable to our business by approximately $80.6 million on a net basis. As such, we reduced the purchase consideration paid and recorded a non-cash loss on the effective settlement of these contracts of approximately $80.6 million.
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
     During the three months ended September 30, 2009, we finalized the allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire. In connection therewith, there was a reduction in the amount allocated to consolidated property, plant and equipment of approximately $10.3 million, and a corresponding increase in the amount allocated to spectrum, primarily based on the receipt of additional information and final appraisal valuations. The following table sets forth the final allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire, including the allocation of the excess of the estimated fair value of net assets acquired over the purchase price (in thousands):

Working capital	$128,532
Property, plant and equipment	394,579
Other non-current assets	106,676
Spectrum licenses	1,642,285
Intangible assets	122,960
Term debt	(1,187,500)
Deferred tax liability	(3,727)
Other non-current liabilities and non-controlling interests	(86,046)

Total purchase price	$1,117,759

     The following table illustrates the amounts assigned and estimated remaining useful lives for each class of property, plant and equipment (in thousands):

	Value	Estimated Remaining
	Assigned	Useful Life
		(years)
Network and base station equipment	$116,029	5
Customer premise equipment	19,886	1 to 2
Furniture, fixtures and equipment	29,623	2
Leasehold improvements	7,324	The lessor of the leasehold agreement or 5
Construction in progress	221,717	N/A

	$394,579

     The following table illustrates the amounts assigned and estimated weighted average remaining useful lives for owned and leased spectrum licenses (in thousands):

	Value	Weighted Average
	Assigned	Remaining Useful Life
		(years)
Indefinite-lived owned spectrum	$480,028	Indefinite
Definite-lived owned spectrum	118,375	18
Spectrum leases	1,043,882	27

	$1,642,285

     The following table illustrates the amounts assigned and estimated weighted average remaining useful lives for each class of intangible assets (in thousands):

	Value	Weighted Average
	Assigned	Remaining Useful Life
		(years)
Subscriber relationships	$119,156	7
Trade names and trademarks	3,804	5

	$122,960

4. Investments
     Investments as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009				December 31, 2008
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term

U.S. Government and Agency Issues	$1,475,766	$382	$(95)	$1,476,053	$1,899,529	$2,220	$—	$1,901,749
Long-term

Other debt securities	8,959	—	—	8,959	18,974	—	—	18,974

Total investments	$1,484,725	$382	$(95)	$1,485,012	$1,918,503	$2,220	$—	$1,920,723

     For the three and nine months ended September 30, 2009, we recorded an other-than-temporary impairment loss of $1.3 million and $10.0 million, respectively, related to credit losses on the other debt securities.
5. Property, Plant and Equipment
     Property, plant and equipment as of September 30, 2009 consisted of the following (in thousands):

		Customer	Furniture,
	Network	Premise	Fixtures and	Leasehold	Construction in
	Equipment	Equipment	Equipment	Improvements	Progress	Total
Gross Cost
Opening balance as of January 1, 2009	$353,752	$23,141	$167,325	$12,786	$823,193	$1,380,197

Additions	965	213	1,228	17	770,246	772,669
Disposals	(2,542)	(3,238)	(213)	—	(11,890)	(17,883)
Transfers	184,337	23,469	24,933	3,855	(236,594)	—
Currency translation adjustments and other	(9,151)	(1,352)	(122)	(75)	(7,094)	(17,794)

Closing balance as of September 30, 2009	$527,361	$42,233	$193,151	$16,583	$1,337,861	$2,117,189
Accumulated Depreciation
Opening balance as of January 1, 2009	$(25,781)	$(3,393)	$(30,135)	$(943)	$—	$(60,252)
Depreciation	(49,407)	(16,210)	(51,175)	(2,435)	—	(119,227)
Disposals	73	783	80	—	—	936
Currency translation adjustments and other	1,111	1,705	352	76	—	3,244

Closing balance as of September 30, 2009	$(74,004)	$(17,115)	$(80,878)	$(3,302)	$—	$(175,299)
Property, Plant and Equipment

Property, plant and equipment as of September 30, 2009	$453,357	$25,118	$112,273	$13,281	$1,337,861	$1,941,890

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Supplemental information:
Capitalized interest included in additions	$37,416	$—	$93,388	$—
Depreciation expense	$43,053	$12,923	$119,227	$29,142

6. Spectrum Licenses
     Owned and leased spectrum licenses as of September 30, 2009 consisted of the following (in thousands):

		Definite-lived	Prepaid	Pending
	Indefinite-lived	Owned	Spectrum	Spectrum and	Total Spectrum
	Owned Spectrum	Spectrum	Licenses	Transition Costs	Licenses
Gross Cost
Opening balance as of January 1, 2009	$3,035,473	$112,303	$1,270,058	$60,041	$4,477,875
Additions	11,731	—	19,216	15,660	46,607
Transfers	7,620	—	16,890	(24,510)	—
Currency translation adjustments and other	(505)	8,483	6,892	(141)	14,729

Closing balance as of September 30, 2009	$3,054,319	$120,786	$1,313,056	$51,050	$4,539,211
Accumulated Amortization
Opening balance as of January 1, 2009	$—	$(974)	$(5,039)	$—	$(6,013)
Amortization	—	(4,055)	(43,767)	—	(47,822)
Currency translation adjustments and other	—	303	—	—	303

Closing balance as of September 30, 2009	$—	$(4,726)	$(48,806)	$—	$(53,532)
Spectrum Licenses

Spectrum licenses as of September 30, 2009	$3,054,319	$116,060	$1,264,250	$51,050	$4,485,679

     Based on the definite-lived spectrum licenses and favorable spectrum leases as of September 30, 2009, future amortization of spectrum licenses, spectrum leases and prepaid spectrum lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum Leases and	Definite-Lived
	Prepaid Spectrum	Owned Spectrum	Total
2009	$14,050	$1,493	$15,543
2010	55,580	7,853	63,433
2011	53,730	8,115	61,845
2012	53,400	8,115	61,515
2013	52,610	7,655	60,265
Thereafter	1,034,880	82,829	1,117,709

Total	$1,264,250	$116,060	$1,380,310

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Supplemental Information:
Amortization of prepaid spectrum licenses	$14,348	$3,497	$43,767	$11,239
Amortization of definite-lived owned spectrum	$1,684	$—	$4,055	$—
     We expect that all renewal periods in our leases will be renewed by Clearwire, and that the costs to renew will be immaterial.

7. Other Intangible Assets
     Other intangible assets as of September 30, 2009 consisted of the following (in thousands):

		Trade Names
	Subscriber	and	Patents and	Total Other
	Relationships	Trademarks	Other	Intangibles
Gross Cost
Opening balance as of January 1, 2009	$118,787	$3,804	$3,148	$125,739
Additions	—	—	16	16
Currency translation adjustments and other	1,991	—	—	1,991

Closing balance as of September 30, 2009	$120,778	$3,804	$3,164	$127,746
Accumulated Amortization
Opening balance as of January 1, 2009	$(2,606)	$(63)	$(262)	$(2,931)
Amortization	(23,660)	(571)	(237)	(24,468)
Currency translation adjustments and other	(217)	—	—	(217)

Closing balance as of September 30, 2009	$(26,483)	$(634)	$(499)	$(27,616)
Other Intangibles

Other intangibles as of September 30, 2009	$94,295	$3,170	$2,665	$100,130

     Based on the other intangible assets recorded as of September 30, 2009, the future amortization is expected to be as follows (in thousands):

2009	$7,779
2010	27,603
2011	22,485
2012	17,369
2013	12,293
Thereafter	12,601

Total	$100,130

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Supplemental Information:
Amortization expense	$8,201	$61	$24,468	$144
     We evaluate all of our patent renewals on a case by case basis, based on renewal costs.
8. Accounts Payable and Other Current Liabilities
     Accounts payable and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accounts payable	$176,832	$78,695
Accrued interest	6,960	8,953
Salaries and benefits	41,694	26,337
Business and income taxes payable	27,366	7,264
Other	26,569	24,168

Total	$279,421	$145,417

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
10. Long-term Debt, Net
     Long-term debt, net consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior Term Loan Facility, due in 2011, 1% of principal due annually; residual at maturity, net of discount	$1,409,151	$1,364,790
Less: current portion	(14,292)	(14,292)

Total long-term debt, net	$1,394,859	$1,350,498

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
     The rate of interest for borrowings under the Senior Term Loan Facility is the LIBOR base rate plus an initial margin of 6.00%, with a base rate being no lower than 2.75% per annum, or the alternate base rate, which is equal to the greater of (a) the Prime Rate or (b) the Federal Funds Effective rate plus 1/2 of 1.00%, plus a margin of 5.00%, with the alternate base rate being no lower than 4.75% per annum. These margin rates increase by 50 basis points on each of the sixth, twelfth, and eighteenth month anniversaries of the Closing. At our option, the accrued interest resulting from the margin increases will be payable in cash or payable in kind by adding the additional interest to the outstanding principal amount of the Senior Term Loan Facility. On the second anniversary of the Closing, the applicable margin rate will increase to 14.00% per annum for LIBOR-based loans and for alternate base rate loans the applicable margin rate will increase to 13.00% per annum. On May 28, 2009, the margin increased by 50 basis points to 6.50% and we elected to add the incremental margin to the outstanding principal amount of the Senior Term Loan Facility. Interest is payable quarterly with respect to alternate base rate loans, and with respect to LIBOR-based loans, interest is payable in arrears at the end of each applicable period, but at least every three months. In addition, on the second anniversary of the Closing, we are required to pay an amount equal to 4.00% of the outstanding principal balance of the Senior Term Loan Facility. This fee will be paid in kind by adding the amount of the fee to the outstanding principal amount of the Senior Term Loan Facility. Based on our initial fair value discount of $50.0 million and our estimate of the increasing interest rate margins for LIBOR based debt, the current estimated effective interest rate our Senior Term Loan Facility was 14.04% at September 30, 2009.
     As of September 30, 2009, $1.40 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility, with a carrying value of $1.41 billion and an approximate fair market value of $1.37 billion. The Senior Term Loan Facility is not publicly traded. To estimate fair value of the Senior Term Loan Facility, we use an income approach whereby we estimate contractual cash flows and discount the cash flows at a risk-adjusted rate. The inputs include the contractual terms of the Senior Term Loan Facility and market-based parameters such as interest rate forward curves.
     The Senior Term Loan Facility contains financial, affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Senior Term Loan Facility include, among other things, limitations on our ability to: declare dividends and make other distributions, redeem or repurchase our capital stock, prepay, redeem or repurchase indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, enter into new lines of business, and sell our assets. The Senior Term Loan Facility is secured by a blanket lien on substantially all of our domestic assets, including a pledge of all of our domestic and international ownership interests. For purposes of repayment and in the event of liquidation, dissolution or bankruptcy, the Sprint Tranche shall be subordinated to the remainder of the Senior Term Loan Facility and obligations under the Amended Credit Agreement. At September 30, 2009, we were in compliance with our debt covenants.
     Interest Expense, Net — Interest expense, net, included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest costs	$49,087	$—	$149,623	$232
Capitalized interest	(37,416)	—	(93,388)	—

Interest expense	$11,671	$—	$56,235	$232

11. Derivative Instruments
     We hold two interest rate swap contracts with remaining terms of approximately 5 and 17 months, which are based on 3-month LIBOR with a combined notional value of $600 million. We use these swaps as economic hedges of the interest rate risk related to a portion of our long-term debt. The interest rate swaps are used to reduce the variability of future interest payments on our LIBOR based debt. However, we did not designate the interest rate swap contracts as hedges. We are not holding these interest rate swap contracts for trading or speculative purposes and continue to hold these derivatives to offset our exposure to interest rate risk.
     The following table sets forth information regarding our interest rate swap contracts as of September 30, 2009 (in thousands):

Type of	Notional		Receive	Pay	Fair Market
Derivative	Amount	Maturity Date	Index Rate	Fixed Rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(4,552)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(11,696)
     We computed the fair value of the swaps using observed LIBOR rates, unobservable market interest rate swap curves and an adjustment for our credit risk (see Note 12). We monitor the risk of nonperformance of the Company and that of its counterparties on an ongoing basis. Interest rate swap contracts not designated as hedging instruments are recorded on our balance sheet as follows (in thousands):

Balance Sheet Location	September 30, 2009	December 31, 2008
Accounts payable and other current liabilities	$(4,552)	$—
Other long-term liabilities	(11,696)	(21,591)

	$(16,248)	$(21,591)

     Since the interest rate swaps are not designated as hedging instruments, we recognized both the realized and unrealized gain or (loss) in the financial statement line item other income (expense), net in our condensed consolidated statements of operations with no portion recorded in accumulated other comprehensive income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
Nature of Activity:	2009	2008	2009	2008
	(in thousands)
Periodic swap payment	$(4,630)	$—	$(10,181)	$—
Unrealized gain on undesignated interest rate swap contracts	890	—	5,343	—

	$(3,740)	$—	$(4,838)	$—

12. Fair Value Measurements
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

Financial Instrument	Hierarchy	Pricing Assumptions
Cash	Level 1	Market quotes
Cash equivalents: Money market mutual funds	Level 1	Market quotes
Short-term investment: U.S. treasuries	Level 1	Market quotes
Long-term investment: Other debt securities	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
Derivatives: Interest rate swap contracts	Level 3	Discount of forecasted cash flows adjusted for risk of non-performance
Investment Securities and Cash Equivalents
     Where quoted prices for identical securities in an active market are available we use quoted market prices to determine fair value of investment securities and cash equivalents, and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasuries and money market mutual funds for which there are quoted prices in active markets. Other debt securities are valued using a discounted cash flow model that considers estimated contractual cash flows, risk adjusted discount rate and estimated net credit exposure. We classify these securities in Level 3.
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

     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at September 30, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial assets:
Cash and cash equivalents	$481,417	$—	$—	$481,417
Short-term investments	1,476,053	—	—	1,476,053
Long-term investments	—	—	8,959	8,959
Financial liabilities:
Short-term interest rate swap contract	$—	$—	$4,552	$4,552
Long-term interest rate swap contract	—	—	11,696	11,696
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and the amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses related to assets or liabilities classified as Level 3 that are still held at September 30, 2009 (in thousands):

	Level 3	Level 3
	Financial Assets	Financial Liabilities
Balance at July 1, 2009	$10,305	$17,138
Total gains or losses included in net loss:
Other income (expense), net — Other-than-temporary impairment loss on investments	(1,346)
Other income (expense), net — Unrealized gain on undesignated interest rate swap contracts	—	(890)

Balance at September 30, 2009	$8,959	$16,248

Balance at January 1, 2009	$18,974	$21,591
Total gains or losses included in net loss:
Other income (expense), net — Other-than-temporary impairment loss on investments	(10,015)
Other income (expense), net — Unrealized gain on undesignated interest rate swap contracts	—	(5,343)

Balance at September 30, 2009	$8,959	$16,248

13. Commitments and Contingencies
     Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of September 30, 2009 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2009	2010	2011	2012	2013	Renewal Periods
Long-term debt obligations	$1,476,230	$3,573	$14,292	$1,458,365	$—	$—	$—
Interest payments	272,521	31,844	136,896	103,781	—	—	—
Operating lease obligations	4,962,068	40,640	164,562	166,657	169,690	170,850	4,249,669
Spectrum lease obligations	4,979,565	35,686	123,424	133,335	138,504	137,927	4,410,689
Spectrum service credits	95,798	333	986	986	986	986	91,521
Signed spectrum agreements	48,295	12,074	36,221	—	—	—	—
Sprint WiMAX inventory	42,064	42,064	—	—	—	—	—
Network equipment purchase obligations	180,441	64,172	116,269	—	—	—	—
Other purchase obligations	206,338	38,423	103,122	30,525	21,627	12,641	—

Total	$12,263,320	$268,809	$695,772	$1,893,649	$330,807	$322,404	$8,751,879

     Spectrum and operating lease expense — Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment and certain of our network equipment situated on leased sites, including land, towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Certain of the tower leases specify a minimum number of new leases to commence by certain dates between June 30, 2009 and December 31, 2011. Charges apply if these commitments are not satisfied. As of September 30, 2009, we have satisfied the commitment for new leases up to this date. Leased spectrum agreements have terms of up to 30 years. Other operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years.
     Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Spectrum lease expense	$50,078	$15,244	$149,368	$40,596
Amortization of prepaid spectrum licenses	14,348	3,497	43,767	11,239

Total spectrum lease expense	$64,426	$18,741	$193,135	$51,835

Operating lease expense	$63,852	$10,905	$165,702	$25,309
     Other spectrum commitments — We have commitments to provide Clearwire services to the lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures to lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and nine months ended September 30, 2009, we satisfied $452,000 and $654,000 respectively, related to these commitments. The maximum remaining commitment at September 30, 2009 is $95.8 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     As of September 30, 2009, we have signed agreements to acquire approximately $48.3 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
     WiMAX equipment purchase commitment — Under the terms of the Transactions, we are required to purchase from Sprint certain WiMAX equipment not contributed as part of the Transactions for approximately $42.1 million, which represents Sprint’s cost to acquire that equipment. The purchases from Sprint must be made within twelve months of the Closing.
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
     The initial term of the AMDOCS Agreement commences on March 31, 2009 and ends on the earliest to occur of seven years from the date of the AMDOCS Agreement (to be extended under certain circumstances relating to conversion of subscribers to the new system) or the termination of the AMDOCS Agreement pursuant to its terms, as defined. Under the terms of the AMDOCS Agreement, we are required to pay AMDOCS licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the AMDOCS Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties. We capitalized $18.3 million and $30.1 million in costs incurred during the application development stage associated with the Platform for the three and nine months ended September 30, 2009, respectively.
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
     On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and the iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges includes us, from implementing the Transactions and competing with Plaintiffs, and damages against Sprint for unlawful competition and costs and legal fees. We are not named as a party in either litigation, but have received subpoenas in both actions from iPCS and iPCS Subsidiaries seeking documents and testimony. On April 2, 2009, the Delaware Court narrowed the scope of the subpoena in that action in an Order adjudicating two iPCS discovery motions. The Delaware action has been stayed. On April 24, 2009, we moved the Illinois Court to narrow the subpoena in that jurisdiction. On July 31, 2009, the Court largely denied Clearwire’s request for relief, narrowed only two of the subpoena requests, and directed the parties to resolve the remaining issues. The Illinois Court has not established a trial date. On October 18, 2009, Sprint and iPCS entered into an Agreement and Plan of Merger. In light of that development, on October 19, 2009, the Illinois lawsuit was stayed by Agreed Order. If the stay is lifted, and if iPCS prevails and obtains a permanent injunction and the court deems us to be a related party under the management agreements then we may be restricted from competing with iPCS and iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS’ coverage areas would have a material adverse effect on our business.
     On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009 an Amended Complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the Amended Complaint. We removed the action to the U.S. District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. Briefing was complete September 18, 2009; we await a ruling from the court. The Court has stayed discovery pending its ruling on the motion. The court has not set a trial date. Due to the early stage of the lawsuit and the complexity of the factual and legal issues involved, its outcome is not determinable at this time.
     On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices. It seeks declaratory, injunctive, and/or equitable relief and statutory damages under federal and state law. On October 1, 2009, we removed the case to the U.S. District Court for the Western District of Washington. On October 22, 2009, the court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. Plaintiffs filed an Amended Complaint on October 29, 2009 dropping the pre-existing state law claims and adding a new state law claim. Our response is due November 18, 2009. This case is in the early stages of litigation and its outcome is not determinable at this time.
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
14. Share-Based Payments
     In connection with the Closing, Clearwire assumed the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, the Old Clearwire 2007 Stock Compensation Plan, which we refer to as the 2007 Plan, and the Old Clearwire 2003 Stock Option Plan, which we refer to as the 2003 Plan. Stock compensation expense related to these plans is reflected in our condensed consolidated financial statements subsequent to the Closing.
     At September 30, 2009, there were 62,547,555 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.
Stock Options
     We granted options to certain officers and employees under the 2008 Plan. All options vest over a four-year period. The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.
     A summary of option activity from January 1, 2009 through September 30, 2009 is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Options outstanding — January 1, 2009	19,171,601	$14.21
Granted	6,768,500	4.22
Forfeited	(2,546,038)	13.95
Exercised	(624,758)	3.51

Options outstanding — September 30, 2009	22,769,305	$11.56
Exercisable outstanding — September 30, 2009	13,161,120	$14.10
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
Expected volatility	66.41%	66.41%-67.65%
Expected dividend yield	—	—
Expected life (in years)	6.25	4.75-6.25
Risk-free interest rate	2.52%	1.36%-2.60%
Weighted average fair value per option at grant date	$4.64	$2.58
     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2009 was $15.6 million and is expected to be recognized over a weighted average period of approximately two years.
     For the three and nine months ended September 30, 2009, we used an expected forfeiture rate of 12.66% in determining the calculation of share-based compensation expense for stock options.
Restricted Stock Units
     Following the Closing, we granted Restricted Stock Units, which we refer to as RSUs, to certain officers and employees under the 2008 Plan. All RSUs vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

     A summary of the RSU activity from January 1, 2009 through September 30, 2009 is presented below:

		Weighted-
	Number Of	Average
	RSU’s	Grant Price
Restricted stock units outstanding — January 1, 2009	3,272,625	$13.19
Granted	10,546,352	4.33
Forfeited	(909,907)	—
Converted	(330,251)	9.12
Cancelled	—	—

Restricted stock units outstanding — September 30, 2009	12,578,819	$5.76

     At September 30, 2009, there were 550,000 RSUs outstanding that were vested but not converted to shares. As of September 30, 2009, we have total unrecognized compensation cost of approximately $36.8 million, which is expected to be recognized over a weighted-average period of approximately two years.
     For the three and nine months ended September 30, 2009, we used an expected forfeiture rate of 7.75% in determining share-based compensation expense for RSUs.
Sprint Equity Compensation Plans
     In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans. Total unrecognized share-based compensation cost related to unvested stock options and RSUs outstanding as of September 30, 2009 was $126,000 and $272,000, respectively, and is expected to be recognized over approximately one year.
     Share-based compensation expense recognized for all plans for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Options	$2,820	$—	$8,039	$—
RSUs	5,267	—	15,195	—
Sprint Equity Compensation Plans	(431)	—	974	—

	$7,656	$—	$24,208	$—

     During the three and nine months ended September 30, 2009, we recorded $0 and $2.3 million of additional compensation expense related to the acceleration of vesting for RSUs and Options.
15. Net Loss Per Share
     Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the three and nine months ended September 30, 2008.
Basic Net Loss Per Share
     The net loss per share available to holders of Clearwire Class A common stock is calculated as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Net loss	$(305,389)	$(829,925)
Non-controlling interests in net loss of consolidated subsidiaries	222,962	603,069

Net loss attributable to Clearwire Corporation	$(82,427)	$(226,856)

     The net loss attributable to Clearwire Corporation per share for the three months ended September 30, 2009, is calculated as follows (in thousands):

Net Loss
	Outstanding	Weighted	Attributable To
	September 30,	Average Shares	Clearwire	Loss Per
	2009	Outstanding	Corporation (1)	Share
Clearwire Class A common stock	195,957	195,456	$(82,427)	$(0.42)
     The net loss attributable to Clearwire Corporation per share for the nine months ended September 30, 2009, is calculated as follows (in thousands):

Net Loss
	Outstanding	Weighted	Attributable To
	September 30,	Average Shares	Clearwire	Loss Per
	2009	Outstanding	Corporation (1)	Share
Clearwire Class A common stock	195,957	194,145	$(226,856)	$(1.17)

(1)	Clearwire Class B common stockholders do not contractually participate in distributions of Clearwire; however Clearwire Class B common stockholders receive an income allocation in accordance with their non-controlling interests in Clearwire Communications, which is consolidated into Clearwire.
Diluted Loss Per Share
     The hypothetical exchange of Clearwire Communications Class B common interests together with Clearwire Class B common stock for Clearwire Class A common stock would have a dilutive effect on diluted loss per share due to certain tax effects for the period from January 1, 2009 to September 30, 2009. That exchange would result in both an increase in the number of Clearwire Class A common stock outstanding and a corresponding increase in the net loss attributable to the Clearwire Class A common stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B common interests and Clearwire Class B common stock are converted to Clearwire Class A common stock, the Clearwire Communications partnership structure will no longer exist and Clearwire will be required to recognize a tax provision related to indefinite lived intangible assets.
     Net loss available to holders of Clearwire Class A common stock, assuming conversion of the Clearwire Communications Class B common interests and Clearwire Class B common stock, is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Net loss attributable to Clearwire Corporation	$(82,427)	$(226,856)
Non-controlling interests in net loss of consolidated subsidiaries	(222,962)	(603,069)
Tax adjustment resulting from dissolution of Clearwire Communications	(6,930)	(18,794)

Net loss available to Clearwire Class A common stockholders, assuming the exchange of Clearwire Class B to Class A common stock	$(312,319)	$(848,719)

     The net loss per share available to holders of Clearwire Class A common stock on a diluted basis for the three months ended September 30, 2009, is calculated as follows (in thousands, except per share amounts):

Net Loss
	Outstanding	Weighted	Attributable To
	September 30,	Average Shares	Clearwire	Loss Per
	2009	Outstanding	Corporation	Share
Clearwire Class A common stock	724,781	724,280	$(312,319)	$(0.43)

     The net loss per share available to holders of Clearwire Class A common stock on a diluted basis for the nine months ended September 30, 2009, is calculated as follows (in thousands, except per share amounts):

Net Loss
	Outstanding	Weighted	Attributable To
	September 30,	Average Shares	Clearwire	Loss Per
	2009	Outstanding	Corporation	Share
Clearwire Class A common stock	724,781	718,082	$(848,719)	$(1.18)
     The computations of diluted loss per share for the three and nine months ended September 30, 2009 did not include the effects of the following options, restricted stock units and warrants as the inclusion of these securities would have been antidilutive during a period of losses (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Stock options	22,480	5,008
RSUs	10,808	8,674
Warrants	17,806	17,806

	51,094	31,488

16. Business Segments
     Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of December 31, 2008, and for the three and nine months ended September 30, 2009, we have identified two reportable segments: the United States and the International businesses. For the three and nine months ended September 30, 2008, we only had one reportable business segment: the United States, as we had no international operations prior to the Closing.
     We report business segment information as follows (in thousands):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	United States	International	Total	United States	International	Total
Revenues	$61,100	$7,712	$68,812	$170,735	$23,808	$194,543
Cost of goods and services and network costs (exclusive of items shown separately below)	94,050	3,446	97,496	241,688	10,660	252,348
Operating expenses	199,703	10,001	209,704	527,149	32,975	560,124
Depreciation and amortization	48,781	4,157	52,938	134,178	13,572	147,750

Total operating expenses	342,534	17,604	360,138	903,015	57,207	960,222

Operating loss	$(281,434)	$(9,892)	(291,326)	$(732,280)	$(33,399)	(765,679)

Other expense, net			(14,260)			(64,404)
Income tax benefit			197			158

Net loss			(305,389)			(829,925)
Less: non-controlling interests in net loss of consolidated subsidiaries			222,962			603,069

Net loss attributable to Clearwire Corporation			$(82,427)			$(226,856)

Capital Expenditures
United States			$409,502			$770,453
International			770			2,216

			$410,272			$772,669

	September 30,	December 31,
	2009	2008
Total assets
United States	$8,459,068	$8,901,988
International	149,561	222,179

	$8,608,629	$9,124,167

17. Related Party Transactions
     We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River Holdings, LLC, which we refer to as ERH, Motorola, Inc. and Bell Canada, all of which are or have been related parties.
     The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	September 30,	December 31,
	2009	2008
Accounts payable and accrued expenses	$5,091	$33,872
Debt	254,908	178,748

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods and services and network costs (inclusive of capitalized costs)	$17,800	$25,042	$58,130	$91,388
Selling, general and administrative expense	1,019	23,877	9,792	78,694
Interest costs (inclusive of capitalized interest)	8,356	—	20,873	—
     Amounts outstanding at the end of the year are unsecured and will be settled in cash.
     Sprint Nextel Corporation— Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $38.6 million and $146.3 million for the three and nine months ended September 30, 2008, respectively. Additionally, we have lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $7.5 million and $10.9 million for the three months ended September 30, 2009 and 2008, respectively, and $20.9 million and $25.3 million for the nine months ended September 30, 2009 and 2008, respectively.
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
18. Subsequent Events
Investment Agreement
     On November 9, 2009, we entered into an investment agreement, which we refer to as the Investment Agreement, with each of Sprint, Comcast, Intel, Time Warner Cable, Bright House and ERH, who we collectively refer to as the Participating Equityholders, providing for additional equity investments by these investors. The Investment Agreement sets forth the terms of the transactions pursuant to which the Participating Equityholders will invest in Clearwire and Clearwire Communications, an aggregate of approximately $1.56 billion, which we refer to as the Private Placement.

The Private Placement
     In the Private Placement, the Participating Equityholders will invest a total of $1.56 billion in exchange for voting equity interests in Clearwire Communications and Clearwire Communications Class B non-voting common interests in Clearwire Communications in the following amounts:

			Clearwire
			Communications
Investor	Contribution	Class B Common Interests	Voting Interests

Sprint	$1,176,000,000	160,436,562	160,436,562
Comcast Corporation	$196,000,000	26,739,427	26,739,427
Intel Corporation	$50,000,000	6,821,282	6,821,282
Time Warner Cable Inc.	$103,000,000	14,051,842	14,051,842
Bright House Networks LLC	$19,000,000	2,592,087	2,592,087
Eagle River Holdings LLC	$20,000,000	2,782,513	2,782,513
     Immediately following the receipt by the Participating Equityholders of Clearwire Communications voting interests and Class B common interests, each of the Participating Equityholders will contribute to Clearwire its Clearwire Communications voting interests in exchange for an equal number of shares of Clearwire’s Class B common stock.
     Although the Participating Equityholders that hold a majority of the voting power of Clearwire have approved these transactions by unanimous written consent, under the U.S. securities laws, the actions authorized by the written consent may not be taken until 20 days have elapsed since the mailing of an information statement describing the Private Placement, a rights offering pursuant to which rights to purchase shares of Clearwire’s Class A common stock will be granted to all holders of Class A common stock, which we refer to the Rights Offering, and other related matters to Clearwire’s stockholders. Due to this delay, the Participating Equityholders will purchase an aggregate of approximately $1.06 billion of the Clearwire Communications Class B common interests and Clearwire Communications voting interests, pro rata based on their respective investment amounts set forth in the table above, prior to the issuance of the notes being offered hereby. We refer to the consummation of this purchase as the First Investment Closing. This is the maximum amount permitted by the Nasdaq Global Select Market, which we refer to as NASDAQ, rules prior to the effectiveness of the Participating Equityholders’ written consent. The Participating Equityholders will purchase an aggregate of approximately $440 million of Clearwire Communications Class B common interests and Clearwire Communications voting interests will be purchased within one business day following the date on which such purchase is permitted by NASDAQ rules and applicable law. We refer to the consummation of this purchase as the Second Investment Closing. We expect that the Second Investment Closing will occur within 60 days of signing the Investment Agreement and is subject to customary conditions to closing. The remaining approximately $66 million of the Clearwire Communications Class B common interests and Clearwire Communications voting interests will be purchased after Clearwire and Clearwire Communications provide certain financial information to Sprint for use in its financial reporting with respect to the fiscal year ending December 31, 2009. We expect that purchase to occur during the first quarter of 2010. We refer to the consummation of this purchase as the Third Investment Closing.
     Under the Investment Agreement, in exchange for the contribution by Sprint, Comcast, Time Warner Cable and Bright House Networks of shares of Class B common interests and Clearwire Communications voting interests in amounts exceeding their respective amounts set forth above, Clearwire will pay a fee, which we refer to as an Over Allotment Fee, in the following amounts:

Investor	Over Allotment Fee

Sprint	$18,878,934
Comcast Corporation	$3,135,911
Time Warner Cable Inc.	$1,659,287
Bright House Networks LLC	$315,325
     At the Third Investment Closing, Clearwire Communications will deliver the applicable Over Allotment Fee to the applicable Participating Equityholder, at such Participating Equityholder’s option, in cash or in Clearwire Communications voting interests and Clearwire Communications Class B common interests at a per unit price of $7.33. Sprint has agreed that it will accept half of its Over Allotment amount in Clearwire Communications Class B common interests. Immediately following the receipt by the Participating Equityholders of Clearwire Communications voting interests and Clearwire Communications Class B common interests, each of the Participating Equityholders will contribute to Clearwire its Clearwire Communications voting interests in exchange for an equal number of shares of Class B common stock.

The Rights Offering
      Under the Investment Agreement, Clearwire has agreed to commence a rights offering pursuant to which rights to purchase shares of Class A common stock will be granted to all holders of the Class A common stock. As soon as reasonably practicable after the effectiveness under the United States Securities Act of 1933, as amended, of the registration statement relating to the Rights Offering, which we refer to as the Registration Statement, Clearwire will distribute at no charge, to all holders of the Class A common stock as of the applicable record date rights to subscribe for shares of Class A common stock. Each right will be excercisable for approximately 0.4336 shares of Class A common stock at a subscription price of $7.33 per share, which we refer to as the Rights Offering Price. The rights will be exercisable and freely transferable by holders for six months following the distribution of the rights following the effective date of the Registration Statement. Clearwire expects that the rights will be tradable on NASDAQ. The Participating Equityholders and Google are waiving their respective rights to participate in the Rights Offering with respect to shares of Class A common stock they each hold as of the applicable record date.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled “Risk Factors.”
     Explanatory Note
     On November 28, 2008, Clearwire Corporation (f/k/a New Clearwire Corporation), which we refer to as Clearwire, or the Company, completed the transactions contemplated by the Transaction Agreement and Plan of Merger dated as of May 7, 2008, as amended, which we refer to as the Transaction Agreement, with Clearwire Legacy LLC (f/k/a Clearwire Corporation), which we refer to as Old Clearwire, Sprint Nextel Corporation, which we refer to as Sprint, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, Google Inc., which we refer to as Google, and Intel Corporation, which we refer to as Intel, and together with Comcast, Time Warner Cable, Bright House and Google, the Investors. For accounting purposes, the transactions, which we refer to as the Transactions, are treated as a reverse acquisition with the WiMAX business contributed from Sprint, which we refer to as the Sprint WiMAX Business, deemed to be the accounting acquirer. As a result, the financial results of Old Clearwire prior to November 28, 2008 are not included as part of the Company’s reported financial statements. The historical financial results of Clearwire prior to November 29, 2008 are those of the Sprint WiMAX Business. Except as otherwise noted, references to “we,” “us,” or “our” refer to Clearwire and its subsidiaries.
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
     Recent Developments and Overview
     On November 9, 2009, we entered into an investment agreement, which we refer to as the Investment Agreement, with each of Sprint, Comcast, Intel, Time Warner, Bright House and Eagle River Holdings LLC, which we refer to as Eagle River, who we collectively refer to as the Participating Equityholders, providing for additional equity investments by these investors and new debt investments by certain of these investors. The Investment Agreement sets forth the terms of the transactions pursuant to which the Participating Equityholders will invest in Clearwire and Clearwire Communications LLC, which we refer to as Clearwire Communications, an aggregate of approximately $1.56 billion, which we refer to as the Private Placement, and the investment by certain of the Participating Equityholders in new debt which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the Senior Term Loan Facility.
      Under the Investment Agreement, Clearwire has also agreed to conduct a rights offering, pursuant to which rights to purchase shares of Class A common stock will be granted to each holder of Class A common stock as of a record date to be determined, which we refer to as the Rights Offering. The participating Equityholders and Google are waiving their rights to participate in the Rights offering with respect to shares of Class A common stock they each hold as of applicable record date.
     We intend to use the aggregate of $1.56 billion of proceeds from the Private Placement and any proceeds from the Rights Offering for general corporate purposes, including the deployment of our 4G mobile WiMAX network, and to pay fees and expenses associated with the Rights Offering and the Private Placement.
     As of September 30, 2009, we operate in 50 markets in the U.S. and 4 markets in Europe, covering an estimated 25.4 million people, and have approximately 555,000 subscribers. We operate 4G mobile WiMAX networks in 14 of our markets in the U.S., covering an estimated population of 10.1 million people, as of September 30, 2009. These markets include Portland, Oregon, Atlanta, Georgia, Las Vegas, Nevada, and Baltimore, Maryland. In each of our 4G mobile WiMAX markets, we offer our services both on a retail basis and through our wholesale partners. Our other 40 markets continue to operate with a pre-WiMAX network. Our pre-WiMAX technology is based on a proprietary set of technical standards and offers higher broadband speeds than traditional wireless carriers, but lacks the mobile functionality of 4G mobile WiMAX. We recently converted 10 of our pre-WiMAX markets in the U.S. to 4G mobile WiMAX under the CLEARTM brand. In November 2009, we launched our latest 4G mobile WiMAX markets in Philadelphia, Chicago, Dallas, San Antonio, and Austin, TX, and converted our Charlotte, Raleigh & Greensboro, NC markets to our 4G mobile WiMAX networks.

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
     In addition, at the Closing, we entered into several commercial agreements with Sprint and certain of the Investors relating to, among other things, access rights to towers that Sprint owns or leases, resales by us and certain Investors of bundled second generation wireless communications services, which we refer to as 2G, and third generation wireless communications services, which we refer to as 3G, from Sprint, resales by Sprint and certain Investors of our fourth generation wireless broadband communications services, which we refer to as 4G, most favored reseller status with respect to economic and non-economic terms of certain service agreements, collective development of new 4G services, creation of desktop and mobile applications on the Clearwire network, the embedding of Worldwide Interoperability of Microwave Access, which we refer to as 4G mobile WiMAX chips into various Clearwire network devices and the development of Internet services and protocols. As a result of our entering into certain of the commercial agreements with Sprint and the Investors in connection with the Transactions, we expect to increase our distribution opportunities, thereby permitting us to expand our subscriber base and increase revenues.
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
     There have been no other significant changes in our critical accounting policies during the nine months ended September 30, 2009 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under the current accounting guidance. The new accounting guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of the new accounting guidance to have a material impact on our financial condition or results of operations.
     In August 2009, the FASB issued new accounting guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. The new accounting guidance is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our fourth quarter beginning October 1, 2009. We do not expect the adoption of the new accounting guidance to have a material impact on our financial condition or results of operations.
     In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition or results of operations.
     Results of Operations
     Within this “Results of Operations” section, we disclose results of operations on both an “as reported” and a “pro forma” basis. The historical unaudited as reported results for the three and nine months ended September 30, 2008 are not necessarily representative of our current and ongoing operations as Old Clearwire’s results were not included, and the reported results reflect only the Sprint WiMAX Business’ results. Therefore, to facilitate an understanding of our trends and on-going performance, we have presented pro forma results in addition to the reported results. The pro forma results include both the Sprint WiMAX Business and Old Clearwire for the three and nine months ended September 30, 2008, as adjusted for certain pro forma purchase accounting adjustments and other non-recurring charges, and give effect to the Transactions as though the Closing had occurred on January 1, 2008 and have been prepared in accordance with Article 11- Pro forma Financial Information of Securities and Exchange Commission Regulation S-X. The pro forma results do not give effect to the new debt, Private Placement and Rights Offering described in the Recent Developments section. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”
As Reported Results — the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$68,812	$—	$194,543	$—
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	97,496	31,147	252,348	83,585
Selling, general and administrative expense	145,278	27,992	366,989	94,938
Depreciation and amortization	52,938	12,984	147,750	29,286
Spectrum lease expense	64,426	18,741	193,135	51,835

Total operating expenses	360,138	90,864	960,222	259,644

Operating loss	(291,326)	(90,864)	(765,679)	(259,644)
Other income (expense):
Interest income	2,051	—	8,292	285
Interest expense	(11,671)	—	(56,235)	(232)
Other income (expense), net	(4,640)	1,135	(16,461)	3,937

Total other income (expense), net	(14,260)	1,135	(64,404)	3,990

Loss before income taxes	(305,586)	(89,729)	(830,083)	(255,654)
Income tax benefit (provision)	197	(47,874)	158	(58,952)

Net loss	(305,389)	(137,603)	(829,925)	(314,606)
Less: non-controlling interests in net loss of consolidated subsidiaries	222,962	—	603,069	—

Net loss attributable to Clearwire Corporation	$(82,427)	$(137,603)	$(226,856)	$(314,606)

Net loss attributable to Clearwire Corporation per Class A common share (1):
Basic	$(0.42)		$(1.17)

Diluted	$(0.43)		$(1.18)

Weighted average Class A common shares outstanding:
Basic	195,456		194,145

Diluted	724,280		718,082

(1)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the three and nine months ended September 30, 2008.

     Revenues
     Revenue is primarily generated from subscription services and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Revenues	$68,812	$—	N/M	$194,543	$—	N/M
     The increase in revenues for the three and nine months ended September 30, 2009 is due to the revenues received from our operation of markets acquired from Old Clearwire. We acquired all of the Old Clearwire markets and subscribers as part of the Transactions. Total subscribers in all markets were approximately 555,000 as of September 30, 2009. There were no subscribers of the Sprint WiMAX Business as of September 30, 2008. Revenues in the United States represented 89% and international revenues represented 11% of total revenues for the three months ended September 30, 2009. Revenues in the United States represented 88% and international revenues represented 12% of total revenues for the nine months ended September 30, 2009. As of September 30, 2009, we operated our services in 50 domestic and four international markets. Throughout 2009 and 2010, we expect revenues to increase, due to the roll out of new 4G mobile WiMAX markets, which will increase our subscriber base. In addition, we expect that average revenue per user, which we refer to as ARPU, will be similar to current levels because increases from multiple service offerings per subscriber will likely be offset by the impact of promotional pricing. We also expect that subscriber turnover, which we refer to as churn, will increase in our pre-WiMAX markets as we transition these networks to 4G mobile WiMAX technology.
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

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Cost of goods and services and network costs	$97,496	$31,147	213.0%	$252,348	$83,585	201.9%
     Cost of goods and services and network costs increased $66.3 million and $168.8 million in the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, primarily due to an increase in tower lease and backhaul expenses as a result of our acquisition of Old Clearwire.
     We expect costs of goods and services and network costs to increase significantly throughout 2009 and 2010 as we expand our network.
     Selling, General and Administrative Expense
     Selling, general and administrative expenses, which we refer to as SG&A, include all of the following: costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees; salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch, which are included in cost of goods and services and network costs; and human resources, treasury services and other shared services.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Selling, general and administrative expense	$145,278	$27,992	419.0%	$366,989	$94,938	286.6%
     The increase is consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our 4G mobile WiMAX services, especially the higher sales and marketing and customer care expenses in support of the launch new markets. The increase in employee compensation and related costs, which includes facilities costs, is primarily due to the acquisition of Old Clearwire and all of its employees. Employee headcount increased at September 30, 2009 to approximately 2,865 employees compared to approximately 665 employees at September 30, 2008.
     Our focus in 2009 and 2010 will be on the development and expansion of our wireless 4G network. We expect that cost per gross addition, which we refer to as CPGA, will increase as new markets are launched, consistent with our past operating experiences.
     Depreciation and Amortization

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Depreciation and amortization	$52,938	$12,984	307.7%	$147,750	$29,286	404.5%
     Depreciation and amortization expense primarily represents the depreciation on network assets and amortization on intangible assets and definite-lived spectrum. During the three and nine months ended September 30, 2008, substantially all of the capital expenditures of the Sprint WiMAX Business represented construction work in progress and therefore very little depreciation was recorded. The increase in the three and nine months ended September 30, 2009 compared to the same periods in 2008 is due to significant network assets placed into service and the amortization of intangible assets acquired from Old Clearwire.
     We expect depreciation and amortization will continue to increase as additional 4G mobile WiMAX markets are launched and placed into service throughout 2009 and 2010.
     Spectrum Lease Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Spectrum lease expense	$64,426	$18,741	243.8%	$193,135	$51,835	272.6%
     Total spectrum lease expense increased for both comparable periods as a direct result of a significant increase in the number of spectrum leases held by us as well as the acquisition of spectrum leases from Old Clearwire as part of the Transactions.
     With the significant number of new spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest income	$2,051	$—	N/M	$8,292	$285	N/M

     The increase in interest income for the three and nine months ended September 30, 2009 compared to the same periods in 2008, was primarily due to the interest income earned on investments. At September 30, 2009, we held approximately $1.49 billion in short-term and long-term investments. We held no investments during the respective periods in 2008.
     Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest expense	$(11,671)	$—	N/M	$(56,235)	$(232)	N/M
     We incurred $49.1 million and $149.6 million in interest costs during the three and nine months ended September 30, 2009, respectively. Interest costs were partially offset by capitalized interest of $37.4 million and $93.4 million for the three and nine months ended September 30, 2009, respectively. Interest expense was calculated over the period using the effective interest method based on an effective interest rate of 14.0%. Interest expense also reflects an adjustment to accrete the debt to par value.
     Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Other-than-temporary impairment loss on investments	$(1,347)	$—	N/M	$(10,015)	$—	N/M
Loss on undesignated interest rate swap contracts, net	(3,740)	—	N/M	(4,838)	—	N/M
Other	447	1,135	(60.6)%	(1,608)	3,937	140.8%

Total	$(4,640)	$1,135	508.8%	$(16,461)	$3,937	518.1%

     The increase in other-than-temporary impairment loss on investments for the three and nine months ended September 30, 2009, is attributable to a decline in the value of investment securities, which we determined to be other-than-temporary. During the three and nine months ended September 30, 2009, we incurred other-than-temporary impairment losses of $1.3 million and $10.0 million, respectively, related to a decline in the estimated fair values of our other debt securities.
     The increase in loss on undesignated interest rate swap contracts, net during the three and nine months ended September 30, 2009, is attributable to the periodic interest payments of $4.6 million and $10.2 million, respectively, on our interest rate swaps. These payments were partially offset by mark to market gains on the interest rate swaps of $890,000 and $5.4 million during the three and nine months ended September 30, 2009, respectively, due to increases in market interest rates during the periods.
     We did not hold any investments or derivatives during 2008, therefore we did not incur any losses for the three and nine months ended September 30, 2008.
     Income Tax Benefit (Provision)

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Income tax benefit (provision)	$197	$(47,874)	(100.4)%	$158	$(58,952)	(100.3)%
     The decrease in the income tax benefit (provision) is primarily due to the change in Clearwire’s deferred tax position as a result of the closing of the Transactions on November 28, 2008. Prior to the closing, the income tax benefit (provision) was primarily due to increased deferred liabilities from additional amortization taken for federal income tax purposes by the Sprint WiMAX Business on certain indefinite-lived licensed spectrum. As a result of the Transactions, the only U.S. temporary difference for Clearwire after closing is the basis difference associated with our investment in Clearwire Communications a partnership for U.S. income tax purposes.
     Clearwire is projecting that the partnership will have additional losses in the U.S. in 2009. We do not believe such losses will be realizable at a more likely than not level and accordingly the projected additional losses allocated to Clearwire in 2009 will not result in a U.S. tax provision or benefit for 2009.

     Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Non-controlling interests in net loss of consolidated subsidiaries	$222,962	$—	N/M	$603,069	$—	N/M
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint and the Investors, other than Google, of Clearwire Communications Class B common interests. As of September 30, 2009, the non-controlling interests share in net loss was 73%. There were no non-controlling interests in the 2008 periods.
Pro Forma Results — As Reported Results for the Three and Nine Months Ended September 30, 2009 Compared to Pro Forma Results for the Three and Nine Months Ended September 30, 2008
     The unaudited pro forma condensed combined statements of operations that follow are presented for informational purposes only and are not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2008 and should not be taken as representative of our future consolidated results of operations.
     The following unaudited pro forma condensed combined statements of operations for the three and nine months ended September 30, 2008 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the unaudited accounting records of the Sprint WiMAX Business for the three and nine months ended September 30, 2008; and (2) the unaudited consolidated financial statements of Old Clearwire for the three and nine months ended September 30, 2008. The pro forma condensed combined statements of operations do not give effect to the new debt, Private Placement and Rights Offering described in the Recent Developments section. The unaudited pro forma condensed combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.”
     The following table sets forth pro forma operating data for Clearwire adjusted for the related purchase accounting adjustments and other non-recurring charges, for the periods presented:
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$68,812	$60,839	$194,543	$170,930
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	97,496	75,546	252,348	208,351
Selling, general and administrative expense	145,278	112,834	366,989	374,688
Depreciation and amortization	52,938	32,200	147,750	86,932
Spectrum lease expense	64,426	59,554	193,135	174,092

Total operating expenses	360,138	280,134	960,222	844,063

Operating loss	(291,326)	(219,295)	(765,679)	(673,133)
Other income (expense):
Interest income	2,051	3,468	8,292	16,051
Interest expense	(11,671)	(48,513)	(56,235)	(143,683)
Other expense, net	(4,640)	(10,028)	(16,461)	(44,219)

Total other income (expense), net	(14,260)	(55,073)	(64,404)	(171,851)

Loss before income taxes	(305,586)	(274,368)	(830,083)	(844,984)
Income tax benefit	197	—	158	—

Net loss	(305,389)	(274,368)	(829,925)	(844,984)
Less: non-controlling interests in net loss of consolidated subsidiaries	222,962	201,657	603,069	621,190

Net loss attributable to Clearwire Corporation	$(82,427)	$(72,711)	$(226,856)	$(223,794)

     Revenues
     Revenue is primarily generated from subscription and modem lease fees for our wireless broadband service, as well as from activation fees and fees for other services such as email, VoIP telephony, and web hosting services.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Revenues	$68,812	$60,839	13.1%	$194,543	$170,930	13.8%
     Revenues in the United States represented 89% and international revenues represented 11% of total revenues for the three months ended September 30, 2009 compared to 85% and 15% for the three months ended September 30, 2008, respectively. Revenues in the United States represented 88% and international revenues represented 12% of total revenues for the nine months ended September 30, 2009 compared to 83% and 17% for the nine months ended September 30, 2008, respectively. Total subscribers in all markets grew to approximately 555,000 as of September 30, 2009 (actual) from approximately 469,000 as of September 30, 2008 (pro forma). The growth in subscribers and the increase in services available to subscribers were the primary reasons for the increase in revenues for the three and nine months ended September 30, 2009 over the three and nine months ended September 30, 2008.
     As of September 30, 2009, we operated our services in 50 domestic and four international markets. Throughout 2009 and 2010, we expect revenues to increase, due to the roll out of new 4G mobile WiMAX markets, which will increase our subscriber base. In addition, we expect that ARPU will be similar to current levels because increases from multiple service offerings per subscriber will likely be offset by the impact of promotional pricing. We also expect that churn will increase in our pre-WiMAX markets as we transition these networks to 4G mobile WiMAX technology.
     Cost of Goods and Services and Network Costs
     Costs of goods and services and network costs primarily includes costs associated with tower rents, direct Internet access and backhaul, as well as network related expenses. Cost of goods and services and network costs also includes certain network equipment, site costs, facilities costs, software licensing and certain office equipment.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Cost of goods and services and network costs	$97,496	$75,546	29.1%	$252,348	$208,351	21.1%
     The increase in cost of goods and services and network costs was primarily due to an increase in the number of towers, increases in direct Internet access and related backhaul costs and additional expenses as we launched additional markets in 2009 and prepared for future 4G mobile WiMAX builds. We expect costs of goods and services and network costs to increase significantly throughout 2009 and 2010 as we expand our network.
     Selling, General and Administrative Expense
     SG&A includes all of the following: costs associated with advertising, trade shows, public relations, promotions and other market development programs and third-party professional service fees; salaries and benefits, sales commissions, travel expenses and related facilities costs for the following personnel: sales, marketing, network deployment, executive, finance and accounting, information technology, customer care, human resource and legal; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch which is included in cost of goods and services and network costs; and human resources, treasury services and other shared services.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Selling, general and administrative expense	$145,278	$112,834	28.8%	$366,989	$374,688	(2.1)%
     The increase in SG&A for the three months ended September 30, 2009 was due to an increase in employee headcount and related expenses. Our employee headcount was approximately 2,865 at September 30, 2009 (actual) compared to approximately 2,245 employees at September 30, 2008 (pro forma). We added approximately 670 employees during the three months ended September 30, 2009. The decrease in SG&A for the nine months ended September 30, 2009 was primarily due to lower employee headcount and related expenses for the first six months of the 2009 when compared to the first six months of 2008. Our focus in 2009 and 2010 will be on development and expansion of our wireless 4G network. We expect that CPGA will increase as new markets are launched, consistent with our past operating experiences.
     Depreciation and Amortization

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Depreciation and amortization	$52,938	$32,200	64.4%	$147,750	$86,932	70.0%
     The increase was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of consumer premise equipment, which we refer to as CPE, related to associated subscriber growth. Depreciation and amortization will continue to increase as additional 4G mobile WiMAX markets are launched and placed into service throughout 2009 and 2010.
     Spectrum Lease Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Spectrum lease expense	$64,426	$59,554	8.2%	$193,135	$174,092	10.9%
     Total spectrum lease expense increased as a direct result of the number of spectrum leases held by us. With the significant number of spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Interest Income

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest income	$2,051	$3,468	(40.9)%	$8,292	$16,051	(48.3)%
     The decrease was primarily due to the reduction in interest earned on investments held during the three and nine months ended September 30, 2009 compared to 2008. The reduced interest earned reflected changes in our investment strategy as well as a reduction in market interest rates on our investments.
     Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Interest expense	$(11,671)	$(48,513)	75.9%	$(56,235)	$(143,863)	60.9%
     The decrease was primarily due to the pro forma results not including an adjustment for capitalized interest offset by an increase in interest expense and accretion of debt discount on the Senior Term Loan Facility. Interest expense was calculated over the period using the effective interest method based on an effective interest rate of 14.0%. Interest expense also reflects an adjustment to accrete the debt to par value. Interest capitalized during the three and nine months ended September 30, 2009 was $37.4 million and $93.4 million, respectively.

     Other Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Other-than-temporary impairment loss on investments	$(1,347)	$(9,353)	85.6%	$(10,015)	$(42,121)	76.2%
Loss on undesignated interest rate swap contracts, net	(3,740)	—	N/M	(4,838)	—	N/M
Other	447	(675)	166.2%	(1,608)	(2,098)	23.4%

Total	$(4,640)	$(10,028)	53.7%	$(16,461)	$(44,219)	62.8%

     The decrease in the other expense, net is partially attributable to a lower decline in the fair value of investment securities held by us for the three and nine months ended September 30, 2009, which we determined to be other than temporary.
     At September 30, 2009, we held available-for-sale short-term and long-term investments with a fair value and carrying value of $1.49 billion. During the three months ended September 30, 2009 and 2008, we incurred other-than-temporary impairment and realized losses of $1.3 million and $9.4 million, respectively, related to a decline in the estimated fair values of our long and short-term investments. During the nine months ended September 30, 2009 and 2008, we incurred other-than-temporary impairment and realized losses of $10.0 million and $42.1 million, respectively, related to a decline in the estimated fair values of our long and short-term investments.
     The increase in loss on undesignated interest rate swap contracts, net during the three and nine months ended September 30, 2009, is also attributable to the periodic interest payments of $4.6 million and $10.2 million, respectively, on our interest rate swaps in earnings. These payments were partially offset by mark to market gains on the interest rate swaps of $890,000 and $5.4 million during the three and nine months ended September 30, 2009, respectively, due to increases in market interest rates during the periods.
     Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2009	2008	Change	2009	2008	Change
Non-controlling interests in net loss of consolidated subsidiaries	$222,962	$201,657	10.6%	$603,069	$621,190	(2.9)%
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint and the Investors, other than Google, of Clearwire Communications Class B common interests. As of September 30, 2009, the non-controlling interests share in net loss was 73%.

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
     The following unaudited pro forma condensed combined statements of operations for the three and nine months ended September 30, 2008 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the unaudited accounting records of the Sprint WiMAX Business for the three and nine months ended September 30, 2008; and (2) the unaudited consolidated financial statements of Old Clearwire for the three and nine months ended September 30, 2008. The pro forma condensed combined statements of operations do not give effect to the new debt, Private Placement and Rights Offering described in the Recent Developments section. The unaudited pro forma condensed combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto.
     The following table provides a reconciliation from the as reported results to the pro forma results presented above for the Company for the three and nine months ended September 30, 2008:
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008					Nine Months Ended September 30, 2008
	Historical					Historical
	3 Month Period	3 Month Period	Purchase		Clearwire	9 Month Period	9 Month Period	Purchase		Clearwire
	Clearwire	Old	Acctng and		Corporation	Clearwire	Old	Acctng and		Corporation
	Corporation(1)	Clearwire	Other(2)		Pro Forma	Corporation(1)	Clearwire	Other(2)		Pro Forma
	(In thousands, except per share data)
Revenues:	$—	$60,839	$—		$60,839	$—	$170,930	$—		$170,930
Operating expenses
Cost of goods and services and network costs (exclusive of items shown separately below):	31,147	44,399	—		75,546	83,585	124,766	—		208,351
Selling, general and administrative expense	27,992	84,842	—		112,834	94,938	279,750	—		374,688
Depreciation and amortization	12,984	28,604	(14,543	) (a)	32,200	29,286	85,590	(42,911	) (a)	86,932
			5,155	(b)				14,967	(b)
Spectrum lease expense	18,741	32,194	9,317	(b)	59,554	51,835	96,401	27,951	(b)	174,092
			(698	) (c)				(2,095	) (c)
Transaction related expenses	—	4,932	(4,932	) (d)	—	—	15,156	(15,156	) (d)	—

Total operating expenses	90,864	194,971	(5,701)		280,134	259,644	601,663	(17,244)		844,063

Operating loss	(90,864)	(134,132)	5,701		(219,295)	(259,644)	(430,733)	17,244		(673,133)
Other income (expense):
Interest income	—	3,468	—		3,468	285	15,766	—		16,051
Interest expense	—	(24,726)	24,356	(e)	(48,513)	(232)	(79,031)	78,650	(e)	(143,683)
			(48,143	) (f)				(143,070	) (f)
Other income (expense), net	1,135	(10,465)	(698	) (c)	(10,028)	3,937	(46,061)	(2,095	) (c)	(44,219)

Total other income (expense), net	1,135	(31,723)	(24,485)		(55,073)	3,990	(109,326)	(66,515)		(171,851)

Loss before income taxes	(89,729)	(165,855)	(18,784)		(274,368)	(255,654)	(540,059)	(49,271)		(844,984)
Income tax provision	(47,874)	(1,781)	49,655	(g)	—	(58,952)	(5,365)	64,317	(g)	—

Net loss	(137,603)	(167,636)	30,871		(274,368)	(314,606)	(545,424)	15,046		(844,984)
Less: non-controlling interests in net loss of consolidated subsidiaries	—	1,061	200,596	(h)	201,657	—	3,406	617,784	(h)	621,190

Net loss attributable to Clearwire Corporation	$(137,603)	$(166,575)	$231,467		$(72,711)	$(314,606)	$(542,018)	$632,830		$(223,794)

Net loss per Class A common share (3):
Basic		$(1.01)			$(0.37)		$(3.30)			$(1.15)

Diluted		$(1.01)			$(0.45)		$(3.30)			$(1.26)

Weighted average Class A common shares outstanding:
Basic		164,232			194,484		164,145			194,484

Diluted		164,232			723,307		164,145			723,307

(1)	Basis of presentation

Sprint Nextel Corporation entered into an agreement with Old Clearwire to combine both of their next generation wireless broadband businesses to form a new independent company. On Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire. The Transactions were accounted for as a reverse acquisition with the Sprint WiMAX Business deemed to be the accounting acquirer.

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

(2)	Pro Forma Adjustments Related to Purchase Accounting and Other Non-recurring Charges for the Three and Nine Months Ended September 30, 2008

The pro forma adjustments related to purchase accounting have been derived from the allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire, including the allocation of the excess of the estimated fair value of net assets acquired over the purchase price.

Article 11 of Regulation S-X requires that pro forma adjustments reflected in the unaudited pro forma condensed combined statements of operations are directly related to the transaction for which pro forma financial information is presented and have a continuing impact on the results of operations. Certain charges have been excluded in the unaudited pro forma condensed combined statements of operations as such charges were incurred in direct connection with or at the time of the Transactions and are not expected to have an ongoing impact on the results of operations after the Closing.

(a)	Represents adjustments in the depreciation expense on a pro forma basis related to items of Old Clearwire property, plant and equipment that are being depreciated over their estimated remaining useful lives on a straight-line basis. The reduction in depreciation expense results from a decrease in the carrying value of Old Clearwire property, plant equipment due to the allocation of the excess of the estimated fair value of net assets acquired over the purchase price used in purchase accounting for the Transactions.

(b)	Represents adjustments to record amortization on a pro forma basis related to Old Clearwire spectrum lease contracts and other intangible assets over their estimated weighted average remaining useful lives on a straight-line basis. The increase in the amortization expense results from an increase in the carrying value of the Old Clearwire spectrum lease contracts and other intangible assets resulting from purchase accounting.

(c)	Represents the elimination of intercompany other income and related expenses associated with the historical agreements pre-Closing between the Sprint WiMAX Business and Old Clearwire, where Old Clearwire leased spectrum licenses from the Sprint WiMAX Business. The other income and related expenses were $698,000 and $2.1 million for the three and nine months ended September 30, 2008, respectively.

(d)	Represents the reversal of transaction costs of $5.0 million and $15.2 million for the three and nine months ended September 30, 2008, respectively, comprised of $5.0 million of other professional fees, recorded in the Old Clearwire historical financial statements for the three months ended September 30, 2008, and $6.0 million of investment banking fees and $9.2 million of other professional fees, recorded in the Old Clearwire historical financial statements for the nine months ended September 30, 2008. As these are non-recurring charges directly attributable to the Transactions, they are excluded from the unaudited pro forma condensed combined statements of operations for the three and nine months ended September 30, 2008.

(e)	Prior to the Closing, Old Clearwire refinanced the Senior Term Loan Facility and renegotiated the loan terms. Historical interest expense related to the Senior Term Loan Facility before the refinancing and amortization of the deferred financing fees recorded by Old Clearwire, in the amount of $24.4 million and $78.7 million for the three and nine months ended September 30, 2008, respectively, have been reversed as if the Transactions were consummated on January 1, 2008.

(f)	Represents the adjustment to record pro forma interest expense assuming the Senior Term Loan Facility, including the Sprint Pre-Closing financing (as defined in the Transaction Agreement) under the Amended Credit Agreement (as defined below), was outstanding as of January 1, 2008. The Closing would have resulted in an event of default under the terms of the credit agreement underlying the Senior Term Loan Facility unless the consent of the lenders was obtained. On November 21, 2008, Old Clearwire entered into the Amended and Restated Credit Agreement with the lenders to obtain their consent and to satisfy other conditions to closing under the Transaction Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement resulted in additional fees to be paid and adjustments to the underlying interest rates. The Sprint Pre-Closing Financing was assumed by Clearwire on the Closing, as a result of the financing of the Sprint WiMAX Business operations by Sprint for the period from April 1, 2008 through the Closing, and added as an additional tranche of term loans under the Amended Credit Agreement. Pro forma interest expense was calculated over the period using the effective interest method resulting in an adjustment of $48.2 million and $143.1 million for the three and nine months ended September 30, 2008, respectively, based on an effective interest rate of approximately 14.0 percent. Pro forma interest expense also reflects an adjustment to accrete the debt to par value. Pro forma interest expense was calculated based on the contractual terms under the Amended Credit Agreement, assuming a term equal to its contractual maturity of 30 months and the underlying interest rate was the LIBOR loan base rate of 2.75 percent, as the 3 month LIBOR rate in effect at the Closing was less than the base rate, plus the applicable margin. The calculation assumed an applicable margin of 6.00 percent and additional rate increases as specified in the Amended Credit Agreement over the term of the loan. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $435,000 and $1.3 million for the three and nine months ended September 30, 2008, respectively. Total interest expense on a pro forma basis does not include an adjustment for capitalized interest.

(g)	Represents the adjustment to reflect the pro forma income tax expense for the three and nine months ended September 30, 2008, which was determined by computing the pro forma effective tax rates for the three and nine months ended September 30, 2008, giving effect to the Transactions. Clearwire expects to generate net operating losses into the foreseeable future and thus has recorded a valuation allowance for the deferred tax assets not expected to be realized. Therefore, for the three and nine months ended September 30, 2008, no tax benefit was recognized.

(h)	Represents the allocation of a portion of the pro forma combined net loss to the non-controlling interests in consolidated subsidiaries based on Sprint’s and the Investors’ (other than Google) ownership of the Clearwire Communications Class B common interests upon Closing of the Transactions and reflects the contributions by CW Investment Holdings LLC and the Investors at $17.00 per share following the post-closing adjustment. This adjustment is based on pre-tax loss since income tax consequences associated with any loss allocated to the Clearwire Communications Class B common interests will be incurred directly by Sprint and the Investors (other than Google and CW Investment Holdings LLC).

(3)	Pro Forma Net Loss per Share

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Pro forma net loss	$(72,711)	$(223,794)
Non-controlling interests in net loss of consolidated subsidiaries	(201,657)	(621,190)
Less: Pro forma tax adjustment resulting from dissolution of Clearwire Communications	(49,655)	(64,317)

Net loss available to Clearwire Class A common stockholders, assuming the exchange of Clearwire Class B common stock and Clearwire Communications Class B common interests to Clearwire Class A common stock	$(324,023)	$(909,301)

     The pro forma net loss per share available to holders of Clearwire Class A common stock on a basic and diluted basis is calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Basic	Diluted	Basic	Diluted
Pro forma net loss available Clearwire Class A common stockholders	$(72,711)	$(324,023)	$(223,794)	$(909,301)
Weighted average Clearwire Class A common stock outstanding	194,484	723,307	194,484	723,307

Basic and diluted pro forma net loss per share of Clearwire Class A common stock	$(0.37)	$(0.45)	$(1.15)	$(1.26)

Liquidity and Capital Resource Requirements
     At the Closing, we received an aggregate of $3.2 billion of cash proceeds from the Investors other than Sprint. We have used and we expect to continue to use the cash proceeds from this investment primarily to expand our 4G mobile WiMAX network in the United States, for spectrum acquisitions, and for general corporate purposes. Year-to-date cash spend through September 30, 2009 was $1.15 billion. As of September 30, 2009, we have $1.96 billion of cash and short-term investments.
     As of September 30, 2009, $1.40 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility. The Senior Term Loan Facility provides for quarterly principal payments, with the remaining balance due on the final maturity date of May 28, 2011. The Senior Term Loan Facility contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants in the Senior Term Loan Facility include, among other things, limitations on our ability to: declare dividends and make other distributions, redeem or repurchase our capital stock, prepay, redeem or repurchase indebtedness, make loans or investments (including acquisitions), incur additional indebtedness, enter into new lines of business, and sell our assets. The Senior Term Loan Facility is secured by a blanket lien on substantially all of our domestic assets, including a pledge of all of our domestic and international ownership interests. At September 30, 2009, we were in compliance with our debt covenants.
     We expect to spend in the range of $1.5 to $1.9 billion in cash for 2009. We are currently engaged in the development and construction of 4G mobile WiMAX networks, as well as the long lead time cell site development work necessary, to give us the ability to potentially cover as many as 120 million people by the end of 2010. Our current plans depend on our market-by-market success and the availability of additional capital. On November 9, 2009, we entered into the Investment Agreement which contemplates the consummation of the Private Placement. The closing of the Private Placement and issuance of Rollover Notes would give us an additional $1.8 billion in cash.
     We believe that, as of September 30, 2009, we held sufficient cash, cash equivalents and marketable securities to cause our estimated liquidity needs to be satisfied for at least 12 months. If the Private Placement closes by year end, we can meet our liquidity needs and retain our current build plans for the period. If it does not close by year end, or does not close at all, we will need to materially modify our plans to reduce the scope of our network expansion and decrease our capital requirements in order to meet our liquidity needs for the next 12 months.
     To execute our current plans to build out our nationwide network, we will also seek substantial additional capital in the near future and over the long term even if we successfully consummate the Private Placement and the Rights Offering. Any additional debt financing would likely increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. This additional financing may not be available to us on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including our market success as we deploy new 4G mobile WiMAX markets, general economic conditions and the state of the capital markets, our future creditworthiness and restrictions contained in existing or future equity and debt agreements.
     Further, we regularly evaluate our plans and strategy, including reviews of our market-by-market performance, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our capital requirements. Changes in our plans and strategy may include, among other things, changes to the extent and timing of our network deployment, increases or decreases in the number of our employees, delays in the introduction of new features or services, investments in capital and network infrastructure, acquisitions of spectrum or any combination of the foregoing.
     Lastly, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. Other than the impairment of our auction rate securities, we have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the first three quarters of 2009. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could adversely affect our cash flows through increased interest costs or our ability to obtain additional external financing.

As Reported Results — Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Cash Flow Analysis
     The following analysis includes our historical results of operations for the combined company for the first nine months of 2009 and the results of operations for the Sprint WiMAX Business for the first nine months of 2008.
     The statement of cash flows includes the activities that were paid by Sprint on behalf of us prior to the closing of the Transactions. Financing activities include funding advances from Sprint through September 30, 2008. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of spectrum licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries.
     The following table presents a summary of our cash flows and beginning and ending cash balances for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash used in operating activities	$(405,702)	$(274,240)
Cash used in investing activities	(321,784)	(587,235)
Cash provided by financing activities	2,134	861,475
Effect of foreign currency exchange rates on cash and cash equivalents	626	—

Total cash flows	(724,726)	—
Cash and cash equivalents at beginning of period	1,206,143	—

Cash and cash equivalents at end of period	$481,417	$—

     Operating Activities
     Net cash used in operating activities was $405.7 million for the nine months ended September 30, 2009. The cash used in operations is due primarily to payments for operating expenses, as we continue to expand and operate our business, and interest payments to service debt. This is partially offset by $191.7 million in cash received from subscribers.
     Net cash used in operating activities by the Sprint WiMAX Business was $274.2 million for the nine months ended September 30, 2008.
     Investing Activities
     During the nine months ended September 30, 2009, net cash used in investing activities was $321.8 million. The net cash used in investing activities is due primarily to $2.29 billion in cash paid for purchases of available-for-sale investments, $729.6 million in cash paid for property, plant and equipment and $11.7 million in payments for acquisition of spectrum licenses and other intangibles. These are partially offset by $2.71 billion in proceeds from sales of available-for-sale investments, a $3.6 million decrease in restricted cash and $2.0 million in proceeds from asset sales.
     During the nine months ended September 30, 2008, net cash used by the Sprint WiMAX Business in investing activities was $587.2 million. The net cash used in investing activities is due to $476.2 million in cash paid for property, plant and equipment and $111.0 million in payments for acquisition of spectrum licenses and other intangibles.
     Financing Activities
     Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2009. This is primarily due to $10.0 million in proceeds from the issuance of shares of Clearwire Class A common stock to CW Investments and $2.8 million in proceeds from exercises of Clearwire Class A common stock options. This is partially offset by $10.7 million in payments on our Senior Term Loan Facility.

     Net cash provided by financing activities was $861.5 million for the Sprint WiMAX Business for the nine months ended September 30, 2008. This was due to advances from Sprint to the Sprint WiMAX Business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, changes in the market value of investments and interest rates.
     Interest Rate Risk
     Our primary interest rate risk is associated with our Senior Term Loan Facility, interest rate swaps and investment portfolio. The Senior Term Loan Facility provides for quarterly installment payments, with the remaining balance due on the final maturity date of May 28, 2011. As of September 30, 2009, the Senior Term Loan Facility was paying interest on the LIBOR-based rate calculated at the LIBOR floor of 2.75% plus the applicable margin of 6.50%. A one percent increase or decrease in LIBOR would not change our annual interest expense on the Senior Term Loan Facility, as the LIBOR-base rate at September 30, 2009 was 0.287% which is below the LIBOR floor of 2.75% by more than one percent. A one percent increase in LIBOR rates above the LIBOR floor of 2.75%, representing a 346 basis point increase from the September 30, 2009 LIBOR rate, would increase our coupon interest expense by approximately $11.1 million for the next 12 months. In this scenario, the increase in coupon interest expense on the Senior Term Loan Facility would be offset by a decrease in periodic swap payments on our interest rate swaps of approximately $9.3 million for the next 12 months.
     As part of the closing of the Transactions, we assumed two interest rate swap contracts that were entered into by Old Clearwire.
     The following table sets forth information regarding our interest rate swap contracts as of September 30, 2009 (in thousands):

Type of	Notional		Receive	Pay	Fair market
Derivative	Amount	Maturity Date	Index Rate	Fixed rate	Value
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%	$(4,552)
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%	$(11,696)
     We are exposed to certain losses in the event of non-performance by the counterparties under the interest rate swap contracts. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate swap contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the interest rate swap contracts.
     At September 30, 2009, we held available-for-sale short-term investments with a fair value and a carrying value of $1.48 billion comprised of U.S. government and agency issues.

     To test the sensitivity of the fair value of our portfolio, comprised of the Senior Term Loan Facility, interest rate swaps and short-term investments, to changes in market interest rates, we assumed that, on September 30, 2009, interest rates decreased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the floor for market interest rates was zero. We estimated, based on the September 30, 2009 portfolio and holding everything else constant, that the market value of our portfolio would decline by $17.0 million.
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
     Credit Risk
     At September 30, 2009, we held available-for-sale long-term investments with a fair value and a carrying value of $9.0 million comprised of other debt securities. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting cost basis are other-than-temporary. The estimated fair values of our investments are subject to fluctuations, some significant, due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. Our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. The total fair value and carrying value of our security interests in CDOs as of September 30, 2009 was $9.0 million. We also own other debt securities that are Auction Rate Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. In July 2009, the issuer’s credit rating was downgraded to CC and Caa2 by Standard & Poor’s and Moody’s rating services, respectively. The total fair value and carrying value of our Auction Rate Market Preferred securities was written down to $0 as of September 30, 2009. Current market conditions are such that we are unable to estimate when the auctions will resume. As a result, our other debt securities are classified as long-term investments.
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
     During the quarter, we changed procedures related to the assembly, shipment, and storage of equipment used in constructing our WiMAX network. These changes were generally made with the objective of better managing the increased volume of equipment shipments to a large number of markets as required to meet our network deployment targets. Procedures were developed to improve flexibility in getting equipment deployed to markets. More warehouses were placed in service, and we engaged outsource vendors. However, the new procedures did not adequately provide for timely updating and maintenance of the books of record for equipment inventory. Management is currently evaluating whether the collective deficiencies in these procedures constitutes a material weakness in internal control over financial reporting. Upon identifying the problem, we began undertaking various mitigation and remediation steps to improve the controls and update the books of record. As a result of these steps, management believes the control weakness has not resulted in material misstatements of the financial statements in the current or previous reporting periods. Management expects that ongoing remediation efforts will rectify the control weakness before year end.
     Our management, under the supervision and with the participation of our CEO and CFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO and CFO, concluded that as of September 30, 2009, our disclosure controls and procedures were effective.

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
     On May 7, 2008, Sprint filed an action in the Delaware Court of Chancery against iPCS, Inc., which we refer to as iPCS, and certain subsidiaries of iPCS, which we refer to as the iPCS Subsidiaries, seeking a declaratory judgment that, among other things, the Transactions do not violate iPCS’ and the iPCS Subsidiaries’ rights under their separate agreements with Sprint to operate and manage portions of Sprint’s PCS network in certain geographic areas. On May 12, 2008, iPCS and the iPCS Subsidiaries filed a competing lawsuit in the Circuit Court of Cook County, Illinois, alleging that the Transactions would breach the exclusivity provisions in their management agreements with Sprint. On January 30, 2009, iPCS and the iPCS Subsidiaries filed an Amended Complaint seeking a declaratory judgment that the consummation of the Transactions violates their management agreements with Sprint, a permanent injunction preventing Sprint and its related parties, which iPCS alleges includes us, from implementing the Transactions and competing with Plaintiffs, and damages against Sprint for unlawful competition and costs and legal fees. We are not named as a party in either litigation, but have received subpoenas in both actions from iPCS and iPCS Subsidiaries seeking documents and testimony. On April 2, 2009, the Delaware Court narrowed the scope of the subpoena in that action in an Order adjudicating two iPCS discovery motions. The Delaware action has been stayed. On April 24, 2009, we moved the Illinois Court to narrow the subpoena in that jurisdiction. On July 31, 2009, the Court largely denied Clearwire’s request for relief, narrowed only two of the subpoena requests, and directed the parties to resolve the remaining issues. The Illinois Court has not established a trial date. On October 18, 2009, Sprint and iPCS entered into an Agreement and Plan of Merger. In light of that development, on October 19, 2009, the Illinois lawsuit was stayed by Agreed Order. If the stay is lifted, and if iPCS prevails and obtains a permanent injunction and the court deems us to be a related party under the management agreements then we may be restricted from competing with iPCS and iPCS Subsidiaries. We do not believe that the inability to offer services in iPCS’ coverage areas would have a material adverse effect on our business.
     On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an Amended Complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the Amended Complaint. We removed the action to the U.S. District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. Briefing was complete September 18, 2009; we await a ruling from the court. The Court has stayed discovery pending its ruling on the motion. The court has not set a trial date. Due to the early stage of the lawsuit and the complexity of the factual and legal issues involved, its outcome is not determinable at this time.

     On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices. It seeks declaratory, injunctive, and/or equitable relief and statutory damages under federal and state law. On October 1, 2009, we removed the case to the U.S. District Court for the Western District of Washington. On October 22, 2009, the court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. Plaintiffs filed an Amended Complaint on October 29, 2009 dropping the pre-existing state law claims and adding a new state law claim. Our response is due November 18, 2009. This case is in the early stages of litigation and its outcome is not determinable at this time.
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
     We require substantial additional capital to fund our business, including further operating losses, network expansion plans and spectrum acquisitions, and our success and viability will depend on our ability to raise such additional capital on reasonable terms. The amount and timing of our additional capital needs will depend in part on the timing and extent of our network expansion, which we may adjust based on available capital and based on our results in our launched markets, both of which are difficult to estimate at this time.
     On November 9, 2009, we entered into the Investment Agreement which will give us an additional $1.56 billion in cash upon closing of the Private Placement. If the Private Placement does not close in the near future, or at all, or we are unable to obtain additional funding in the near term, we will need to materially reduce the scope of our network expansion and decrease our capital expenditures. This would include foregoing certain strategic opportunities and would require us to delay, scale back or eliminate network deployments, operations, spectrum acquisitions and investments. As our operations grow and expand, it may become more difficult to modulate our business plans and strategies based on the availability of this additional funding.
     To execute our current plans to build out our nationwide network, we will also seek substantial additional capital (in addition to seeking to consummate the Private Placement and the Rights Offering) over the long term. We may not be able to secure adequate additional financing when needed on acceptable terms or at all. To raise additional capital, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of Class A common stock at the time of such issuances. We will likely seek significant additional debt financing, and as a result, will likely incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions, and may reduce our flexibility in planning for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. The recent turmoil in the economy, and the worldwide financial markets in particular, may make it more difficult for us to obtain necessary additional equity and debt financing on acceptable terms or at all.

Consummation of each of the Private Placement closings is subject to several closing conditions that, if not satisfied, could result in that stage of the Private Placement not being completed.
     Consummation of each of the Private Placement closings is subject to several closing conditions in the Investment Agreement. While we anticipate that the first closing for approximately $1.057 billion will occur on or around November 16, 2009, consummation also remains subject to certain closing conditions. These conditions include (i) solely with respect to the second closing for approximately $440 million and the third closing for approximately $66 million, the actions described in the written consent of the Participating Equityholders being able to be effected under applicable law and NASDAQ rules, (ii) no applicable law prohibiting or preventing, and no injunction, writ, preliminary restraining order or other governmental order prohibiting the consummation of the transactions contemplated in the Investment Agreement, (iii) the Class A common stock required to be issued in the Private Placement and upon conversion of the Class B common stock and the Class B common interests issued in the Private Placement having been approved for listing on NASDAQ, and (iv) solely with respect to the second and third closings, consummation of the proposed amendment to the Amended and Restated Certificate of Incorporation of Clearwire Corporation, which we refer to as the Charter, increasing the number of authorized shares of Class A common stock to 1,500,000,000 and the number of authorized shares of Class B common stock to 1,000,000,000, which we refer to as the Charter Amendment. Additionally, the obligation of each Participating Equityholder to make any investment in the Private Placement is conditioned upon our representations and warranties in the Investment Agreement being true and correct as of the applicable closing. We represent, among other things, in the Investment Agreement that there has been no event, occurrence or development of any condition that has had or would reasonably be expected to have a “Material Adverse Effect.” If any of these conditions are not satisfied or we experience a “Material Adverse Effect”, the closings under the Investment Agreement may not be consummated. If they are not consummated for any reason, the time spent by our senior management in attempting to close the Private Placement may also cause our business to suffer and may have resulted in the failure of management to realize other financing opportunities that could have been beneficial to us.

Item 6. Exhibits
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Clearwire Corporation Financial Statements for the period ended September 30, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: November 10, 2009	/s/ ERIK E. PRUSCH
Erik E. Prusch
Chief Financial Officer