Form 10-K
period 2009-12-31
Clearwire Corp /DE
filed 2010-02-24
CIK 1442505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s Class A common stock on June 30, 2009 as reported on the NASDAQ Global Select Market was $663,140,639. As of February 19, 2010, there were 197,621,344 shares of Class A common stock and 734,238,872 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 15, 2010 are incorporated by reference into Part III.

CLEARWIRE CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2009

CLEARWIRE CORPORATION AND SUBSIDIARIES

PART I

Explanatory Note

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business. You should review carefully the section entitled “Risk Factors” for a discussion of these and other risks that relate to our business.

Except as otherwise noted, references to “we”, “us”, or “our” refer to Clearwire Corporation and its subsidiaries.

ITEM 1.	Business

Overview

We build and operate next generation mobile broadband networks that provide high-speed residential and mobile Internet access services and residential voice services in communities throughout the country. Our 4G mobile broadband networks not only create a new communications channel into the home or office, but also provide a broadband connection anywhere within our coverage area.

As of December 31, 2009, we operated in 61 markets in the United States and Europe, covering an estimated 44.7 million people. We had approximately 642,000 retail and 46,000 wholesale subscribers as of December 31, 2009. As a result, we believe we are the largest operator of next generation wireless broadband networks in the world. Our networks in the United States operate in 57 markets covering an estimated 41.7 million people. Internationally, as of December 31, 2009, our networks covered an estimated 3.0 million people in Ghent and Brussels, Belgium, Dublin, Ireland and Seville, Spain. In January 2010, we launched 4G services in Malaga, Spain.

We are the first mobile broadband service provider to launch service in the United States based on the 802.16e standard, which we refer to as mobile WiMAX. The mobile WiMAX standard facilitates fourth generation wireless services, which are commonly referred to in the wireless industry as 4G mobile broadband services. In our 4G markets, we offer our services both on a retail basis and through our Wholesale Partners, including Sprint, Comcast, Time Warner Cable and Bright House. We operated 4G mobile broadband networks in 27 of our markets in the United States as of December 31, 2009, covering an estimated population of 34.5 million people, with approximately 392,000 retail subscribers and 46,000 wholesale subscribers in those markets. These markets include, among others, Atlanta, Baltimore, Charlotte, Chicago, Dallas, Honolulu, Las Vegas, Philadelphia, Portland, Oregon, San Antonio and Seattle.

As of December 31, 2009, our other 34 markets continued to operate with a legacy network technology based on a proprietary set of technical standards offered by a subsidiary of Motorola, Inc, which we refer to as Motorola. This pre-4G technology offers higher broadband speeds than those generally offered by traditional wireless carriers, but lacks the mobile functionality of our current 4G technology. In 2009, we converted 16 of our legacy markets in the United States to 4G mobile broadband under the CLEARtm brand, and we intend to upgrade the majority of our remaining legacy markets in the United States to 4G technology over the next year.

We are an early stage company, and as such we are investing heavily in building our network and acquiring other assets necessary to expand our business. We have a history of operating losses, and we expect to have significant losses in the future. As of December 31, 2009, our accumulated deficit was approximately $413.1 million and the total principal outstanding on our debt was approximately $2.71 billion.

Our primary focus is expanding the geographic coverage of our 4G mobile broadband networks in the United States to take advantage of our more than 44 billion MHz-POPs of spectrum in the 2.5 GHz band. We are currently engaged in the development and deployment of markets throughout the United States. For 2010, we have plans to develop and launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston, Houston, New York, San Francisco and Washington, D.C. We currently expect that the combination of our existing 4G markets, our new market deployments and existing market conversions will allow us to cover as many as 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities, including the acquisition, zoning, permitting and construction of over 10,000 sites, and our performance in our launched markets.

We regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. These may include among other things, modifying the pace at which we build our 4G mobile broadband networks, augmenting our network coverage in markets we launch, changing our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, if and when they become available, on our networks either together with, or in place of, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services. Whether we pursue any such plans or strategies may depend on our performance in our launched markets and our access to any additional financing that may be required.

Corporate Structure

On November 28, 2008, Clearwire Corporation (f/k/a New Clearwire Corporation), which we refer to as Clearwire or the Company, completed the transactions contemplated by the Transaction Agreement and Plan of Merger dated as of May 7, 2008, as amended, which we refer to as the Transaction Agreement, with Clearwire Legacy LLC (f/k/a Clearwire Corporation), which we refer to as Old Clearwire, Sprint Nextel Corporation, which we refer to as Sprint, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, Google Inc., which we refer to as Google, and Intel Corporation, which we refer to as Intel, and together with Comcast, Time Warner Cable, Bright House and Google, the Investors. We refer to Comcast, Time Warner Cable, Bright House, and Google as the Strategic Investors. Under the Transaction Agreement, Old Clearwire was combined with Sprint’s WiMAX business, which we refer to as the Sprint WiMAX Business, and the Investors invested an aggregate of $3.2 billion in the combined entity. We were formed on November 28, 2008, as a result of the closing of the transactions, which we refer to as the Closing, under the Transaction Agreement, which we refer to as the Transactions.

On November 9, 2009, Clearwire and Clearwire Communications LLC, a subsidiary of Clearwire which we refer to as Clearwire Communications, entered into an investment agreement, which we refer to as the Investment Agreement, with each of Sprint, Comcast, Intel, Time Warner Cable, Bright House and Eagle River Holdings, LLC, which we refer to as Eagle River, who we collectively refer to as the Participating Equityholders, providing for additional equity investments by these investors and new debt investments by certain of these investors. The Investment Agreement sets forth the terms of the transactions pursuant to which the Participating Equityholders agreed to invest in Clearwire and Clearwire Communications, an aggregate of approximately $1.564 billion in cash, which investment we refer to as the Private Placement, and the investment by certain of the Participating Equityholders in senior secured notes discussed below, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under our senior term loan facility that we assumed from Old Clearwire, which we refer to as the Senior Term Loan Facility, which investment we refer to as the Rollover Transactions. We collectively refer to the Private Placement and the Rollover Transactions as the Equityholder Investments. We received approximately $1.057 billion of the proceeds from the Private Placement on November 16, 2009. We refer to this closing as the First Investment Closing. We received an approximately $440.3 million of the proceeds from the Private Placement on December 21, 2009. We refer to this closing as the Second Investment Closing. The remaining proceeds from the Private Placement of approximately $66.5 million are expected to close by early March 2010. We refer to this completion of the Private Placement as the Third Investment Closing. Additionally, on November 24, 2009 Clearwire Communications completed an offering of its 12% senior secured notes due 2015 with an aggregate principal amount of approximately $1.85 billion (including the Rollover Notes), followed by a second offering of the 12% senior secured notes due 2015 that closed on December 9, 2009 for an additional $920 million, which we collectively refer to as the Senior Secured Notes. The offering of the Senior Secured Notes allowed us to retire our debt under our prior Senior Term Loan Facility.

As required under the Investment Agreement, Clearwire has also commenced a rights offering, pursuant to which rights to purchase shares of Clearwire Class A common stock, par value $0.0001 per share, which we refer to as Class A Common Stock, were granted to each holder of Class A Common Stock as of December 17, 2009, which we refer to as the Rights Offering. Each right is exercisable for approximately 0.4336 shares of Class A Common Stock at a subscription price of $7.33 per share, which we refer to as the Rights Offering Price. The rights are exercisable and freely transferable by holders through June 21, 2010. The Participating Equityholders and Google waived their respective rights to participate in the Rights Offering with respect to shares of Class A Common Stock they each hold as of the applicable record date.

We intend to use the aggregate of $1.564 billion of proceeds from the Private Placement and any proceeds of the Rights Offering, for general corporate purposes, including the deployment of our 4G mobile broadband networks, and to pay fees and expenses associated with the Rights Offering and the Equityholder Investments. The closing of the remaining portion of the Private Placement is subject to certain customary closing conditions.

Following the Transactions and the Private Placement, the Participating Equityholders own shares of Clearwire Class B common stock, par value $0.0001 per share, which we refer to as Class B Common Stock. Class B Common Stock has equal voting rights to our Class A Common Stock, but has only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. The Participating Equityholders hold the economic rights associated with their Class B Common Stock through ownership of Class B non-voting equity interests of Clearwire Communications, which we refer to as Clearwire Communications Class B Common Interests. Each share of Class B Common Stock plus one Clearwire Communications Class B Common Interest is convertible into one share of Class A Common Stock. Google and, to the extent of their holdings in Old Clearwire, Intel and Eagle River hold our Class A Common Stock.

Including the Transactions, the First Investment Closing and the Second Investment Closing, the ownership interests of the Sprint, the Investors and Eagle River in Clearwire as of December 31, 2009 were as follows:

•	Sprint held 524,732,533 shares of Class B Common Stock and an equivalent number of Clearwire Communications Class B Common Interests, representing approximately 56.4% of the voting power of Clearwire.

•	Google held 29,411,765 shares of Class A Common Stock, representing approximately 3.1% of the voting power of Clearwire.

•	Intel held 65,354,820 shares of Class B Common Stock, an equivalent number of Clearwire Communications Class B Common Interests, and 36,666,666 previously purchased shares of Class A Common Stock, together representing approximately 11.0% of the voting power of Clearwire.

•	Time Warner Cable held 45,807,398 shares of Class B Common Stock and an equivalent number of Clearwire Communications Class B Common Interests, representing approximately 4.9% of the voting power of Clearwire.

•	Comcast held 87,367,362 shares of Class B Common Stock and an equivalent number of Clearwire Communications Class B Common Interests, representing approximately 9.4% of the voting power of Clearwire.

•	Bright House held 8,364,243 shares of Class B Common Stock and an equivalent number of Clearwire Communications Class B Common Interests, representing approximately 0.9% of the voting power of Clearwire.

•	Eagle River held 2,612,516 shares of Class B Common Stock and an equivalent number of Clearwire Communications Class B Common Interests, and 35,922,958 previously purchased shares of Class A Common Stock, together representing approximately 4.1% of the voting power of Clearwire.

Clearwire holds all of the outstanding Class A non-voting equity interests of Clearwire Communications, which we refer to as Clearwire Communications Class A Common Interests, and all of the outstanding voting interests of Clearwire Communications, which we refer to as Clearwire Communications Voting Interests, representing an approximately 21.1% economic interest and 100% of the voting power of Clearwire Communications.

While the respective ownership percentages of Sprint, the Investors and Eagle River may change as a result of the Rights Offering, each of Sprint, the Investors and Eagle River will maintain significant voting power in Clearwire.

At the closing of the Transactions, Clearwire, Sprint, Eagle River and the Investors entered into the Equityholders’ Agreement which sets forth certain rights and obligations of the parties with respect to the governance of Clearwire, transfer restrictions on Class A Common Stock and Class B Common Stock, rights of first refusal and pre-emptive rights, among other things. As the holders of nearly 90.0% of the total voting power of Clearwire, Sprint, Eagle River and the Investors together effectively have control of Clearwire.

We currently conduct our operations through our domestic and international subsidiaries. Clearwire Communications has three primary domestic operating subsidiaries that are wholly-owned, directly or indirectly, by Clearwire Communications: Clear Wireless LLC, which operates our all of our new 4G mobile markets; Clearwire US LLC, which operates our legacy domestic markets and our markets that have been converted from pre-4G technology to mobile WiMAX technology; and Clear Wireless Broadband LLC, which operates our 4G mobile broadband market in Baltimore, Maryland. Our spectrum leases and licenses in the United States are primarily held by separate holding companies. Internationally, our operations are conducted through Clearwire International, LLC, an indirect, wholly-owned subsidiary of Clearwire Communications, which also indirectly holds investments in Europe and Mexico.

The following is a diagram illustrating the structure of Clearwire, its subsidiaries and its stockholders:

[1]	Includes Eagle River and Intel with respect to Class B Common Stock and Clearwire Communications Class B Common Interests.

[2]	Includes Eagle River and Intel (with respect to shares held in Old Clearwire that were converted into Clearwire Class A Common Stock upon closing of the Transactions).

[3]	Sprint holds its equity interests in Clearwire and Clearwire Communications through Sprint HoldCo.

Business Strategy

We intend to grow our business by pursuing the following strategies:

•	Redefining the broadband user experience: We deliver a robust, rich and consistent communications experience to users of next generation devices capable of operating on our networks. We offer our consumer and business customers a fast and mobile broadband connection that enables enhanced access to information, applications and online entertainment, while also creating new ways for people to communicate with each other. Our 4G mobile broadband network is designed to ultimately serve our subscribers’ Internet and voice communications needs, while also providing subscribers with the flexibility to access our services anywhere and anytime in our coverage area. We believe that our 4G services offer faster speeds, greater bandwidth and lower latency than those currently available from 2G/3G wireless service providers.

•	Broadly deploying our service and rapidly increasing our subscriber base: We intend to broadly deploy our 4G mobile broadband services in markets throughout the United States. We are targeting our 4G mobile broadband networks in the United States to cover as many as 120 million people by the end of 2010. Our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in our launched markets. We believe that this deployment will enable us to rapidly increase our subscriber base. Our network is positioned to target a range of subscribers, from individuals, households and businesses to market segments that depend on mobile communications. We will offer our services through multiple retail sales channels, including direct and indirect sales representatives, company-owned retail stores, independent dealers, Internet sales, telesales, national retail chains and manufacturers who embed our high speed internet access capabilities into consumer electronic devices. Our services are also expected to be offered by third parties under wholesale arrangements, including wholesale services through our Strategic Partners — Sprint, Comcast, Time Warner Cable, Bright House, Intel and Google who serve more than 100 million customers in their markets.

•	Taking advantage of our leading spectrum position: We believe we hold more wireless spectrum in the United States than any other mobile carrier, with holdings at December 31, 2009 exceeding 44 billion MHz-POPs (defined as the product of the number of megahertz associated with a spectrum license multiplied by the estimated population of the license’s service area) of spectrum in the 2.5 GHz (2496-2690 MHz) band in our portfolio, including spectrum we own, lease or have pending agreements to acquire or lease. We hold approximately 150 MHz of spectrum on average in the largest 100 markets in the United States. In Europe, we hold approximately 8.3 billion MHz-POPs of spectrum as of December 31, 2009, predominantly in the 3.5 GHz band, with a varying amount of spectrum in each of our markets. We believe that consumers will continue to demand greater access to information, applications and online entertainment over the Internet, each of which will require service providers to be able to offer greater bandwidth access. With our growing 4G mobile broadband networks and leading spectrum position, we believe that we are uniquely positioned to satisfy this demand. We believe that our significant spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band will be optimal for delivering broadband access services, and we believe that our substantial spectrum depth should allow us to offer premium services and data intensive multimedia content.

•	Leveraging key strategic relationships: We expect to benefit from our key strategic relationships with our Strategic Partners. Our Wholesale Partners have begun offering our services as part of their bundled branded offering, or have announced their intentions to offer these services. We have commercial agreements with Intel intended to facilitate embedding mobile WiMAX chipsets in PCs, mobile Internet devices, which we refer to as MIDs, and other devices. We also have agreements with Google to provide for search and advertising revenue sharing, as well as, to jointly develop open architecture devices, and to make desktop and mobile content and applications available on our 4G networks. Additionally, our agreements with Sprint allow us to provide our customers with dual mode devices that allow roaming between our 4G networks and Sprint’s nationwide 3G network, and enable us to leverage Sprint’s existing infrastructure for our build out and network deployment.

•	Offering premium value-added services and content: We believe that our all – IP 4G mobile broadband network positions us to generate incremental revenues, leverage our cost structure and improve subscriber retention by offering a variety of premium services and content over our network. We intend initially to focus on voice services as a primary premium service. As of December 31, 2009, we offered VoIP telephony services on a fixed basis to our subscribers’ homes and offices in 56 of our 57 domestic markets. We believe that our planned 4G mobile broadband deployment will enable us to offer additional premium services and content over our network as manufacturers develop and sell subscriber devices that take advantage of the capabilities of 4G technology.

•	Achieving efficient economics: We believe our economic model for deploying our network combines meaningful early coverage while optimizing the capital outlay required for us to build the network and obtain subscribers. Our deployment plan is based on replicable and scalable individual market builds, allowing us to repeat our build-out processes as we expand. Under our commercial agreements with Sprint, we expect to be able to leverage existing Sprint network infrastructure to both accelerate the build-out and reduce the costs of network deployment, including utilizing its towers, collocation facilities and fiber resources. We also expect to achieve lower subscriber acquisition costs due to manufacturers’ stated plans to embed 4G mobile broadband chipsets into handheld communications and consumer electronic devices. We believe third party development of consumer products with embedded 4G mobile broadband capabilities will eventually reduce subscriber acquisition costs by reducing equipment subsidy requirements and enhance our distribution efficiency by leveraging manufacturers’ device distribution networks and marketing spend.

Services

As of December 31, 2009, we offered our services primarily in 57 markets throughout the United States and in 4 markets in Europe. Our services today consist primarily of providing wireless broadband connectivity, and, as of December 31, 2009, in 56 of our domestic markets, we also offered fixed VoIP telephony services. Our retail services are offered under our CLEAR brand in our 4G markets and under the Clearwire brand in our legacy markets, and we offer 4G mobile broadband services in each of our 4G markets through our Wholesale Partners. Domestic sales accounted for approximately 88% of our service revenue for the period ended December 31, 2009, while our international sales accounted for approximately 12% of service revenue over the same period.

While we serve a large variety of subscribers, we believe that the majority of our subscriber base can be divided into the following broad categories:

•	subscribers who require a portable or mobile high-speed Internet connection;

•	subscribers who value the flexibility of a portable or mobile wireless broadband service;

•	subscribers who desire a simple way to obtain and use high-speed Internet access at a reasonable price; and

•	subscribers who are dissatisfied fixed or mobile with other service offerings, often because of perceived or actual poor quality of service, slow speeds, price, the requirement to participate in undesired bundled offers, difficulty of installation or unsatisfactory customer service.

We offer our subscribers a number of Internet and voice services, including mobile access, as our primary service offerings. We also plan to eventually offer value-added services through partnerships with device manufacturers/developers, value-added application developers and content development companies. Unlike existing cellular networks, applications over our 4G mobile broadband network are Internet Protocol-based with open Application Programming Interfaces, which can be accessed on a variety of electronic devices. We believe this approach should encourage the continual creation of new applications and the services to support them.

CLEARtm Mobile Broadband Services

As of December 31, 2009, we offered our CLEARtm branded retail services over our 4G mobile broadband networks in 27 markets. We offer our CLEAR subscribers choice and simplicity in our service offerings, which can be combined in multiple ways to meet the subscribers’ specific needs. These offerings include day passes, service contract and no-contract plans, and bundled services. Our mobile plans consist of a daily pass for a fixed fee, limited use monthly plans where subscribers purchase a specified amount of data usage (e.g., 200 megabytes or 2 gigabytes) for a fixed price (with surcharges for excess data use) and unlimited monthly plans that do not limit the amount of data usage, subject to our acceptable use policies. Our residential plans offer subscribers different maximum download and upload speeds at various price points. The business services we currently offer also include faster upload speeds for a fixed Internet access service and plans that bundle multiple mobile subscriptions. Additionally, we offer bundled packages that allow subscribers to pick and choose from among the mobile and residential plans, as well as our VoIP telephony service, enabling them to access the Internet when and where they need it.

We also offer a dual mode device that enables subscribers to access both our 4G mobile broadband networks and networks operated by Sprint. Under the commercial agreements with Sprint, we have the right to offer our subscribers access to Sprint’s CDMA and EVDO Rev. A networks, which will expand the geographic area in which our subscribers that elect to purchase this access will be able to receive service while we are building our network.

We also intend to offer a variety of premium services and content over our 4G mobile broadband network. We are currently focused on voice services as our primary premium service. As of December 31, 2009, we offered VoIP telephony services on a fixed basis to our subscribers’ homes and offices in 26 of our 27 4G markets, and we intend to offer fixed VoIP in all new markets that we launch. We are currently offering a service plan that provides subscribers with unlimited local and long distance calling, including calls within the United States, Canada, and Puerto Rico, for a fixed monthly fee, with various promotional discounts available. The VoIP service may also be purchased in a bundled offering with our other services. Our VoIP telephony service permits calls outside these countries on a charge-per-call basis. Our VoIP telephony service package includes enhanced calling features such as voice mail, call waiting, 3-way calling and caller ID. Our service is also E911 compliant and offers number portability. In addition, our VoIP subscribers can set a range of telephony options online, such as call forwarding and call blocking. We provide optional email notification of voicemail messages through which a subscriber may choose to receive a voicemail message attached as a file to an email message. Our VoIP telephony service is facilities-based, which means that the service is provided across our network and switches through infrastructure we control. We believe this allows us to deliver better average call quality than is generally available on non facilities-based VoIP systems, while using less data capacity.

Our subscribers generally make their payments through an automatic charge to a credit or debit card or bank account. In addition, in our CLEARtm markets, we have implemented a point of sale system that allows our subscribers to make cash payments, and we expect that we may offer additional forms of payment in the future as we target new customer segments.

Clearwire Pre-4G Mobile Broadband Services

As of December 31, 2009, we offered our pre-4G service in 30 markets in the United States and 4 markets in Europe. We believe that our subscribers in our legacy markets are attracted to our wireless broadband services primarily because our existing networks combine certain features of cable modem, DSL and cellular networks into a single service offering at an attractive price.

To use our Clearwire wireless broadband services in our legacy markets, our subscribers must obtain one of our residential modems or PC cards. Our subscribers generally lease a residential modem from us or a PC card, each for a monthly fee, in our United States markets. We also offer modems and PC cards for sale to those subscribers who prefer to own rather than lease. We require subscribers under our “no contract” payment plan to purchase a modem or PC card in order to subscribe for our broadband services. We offer subscribers a choice of service plans designed to accommodate users that require greater access speeds or more email addresses and web hosting accounts. Subscribers may sign up for long-term service contracts or choose month-to-month plans.

As of December 31, 2009, we offered our VoIP telephony services in all of our 30 domestic legacy markets. We continue to explore options for deploying residential voice services in our international markets, but we do not have specific plans to deploy VoIP telephony services in those markets in the near term. In our legacy markets, we are currently offering a single service plan that provides subscribers with unlimited local and long distance calling, including calls within the United States, Canada, and Puerto Rico, for a fixed monthly fee, with various promotional discounts available.

In our legacy markets, our subscribers generally make their payments through an automatic charge to a credit or debit card or bank account.

Wholesale Services

We also offer 4G mobile broadband services through one or more of our Wholesale Partners in each of our 4G markets. Our Wholesale Partners have begun offering our services as part of their bundled branded offering, or have announced their intentions to offer these services to current and future subscribers in our markets. Under existing commercial agreements, our Wholesale Partners are able to offer the same types of services as Clearwire in our 4G markets. Additionally, our Wholesale Partners may offer customized services over our network as long as those services are technically feasible and will not materially degrade the quality of the other services we provide over our network.

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

As of December 31, 2009, we offered our services in 57 markets in the United States covering an estimated 41.7 million people, and we had approximately 595,000 retail and 46,000 wholesale subscribers in the United States. We operate 4G mobile broadband networks in 27 of our markets in the United States, covering an estimated population of 34.5 million people, as of December 31, 2009. These markets include, among others, Atlanta, Baltimore, Charlotte, Chicago, Dallas, Honolulu, Las Vegas, Philadelphia, Portland, Oregon, San Antonio, and Seattle.

Outside the United States, as of December 31, 2009, we offered our pre-4G services in Ghent and Brussels, Belgium, Dublin, Ireland and Seville, Spain, where our networks cover approximately 3.0 million people. As of December 31, 2009, we had approximately 47,000 subscribers in Belgium, Ireland and Spain. In January 2010, we launched 4G mobile broadband services in Malaga, Spain. We also have minority investments in a company that offers services in Mexico.

We are in the process of expanding the geographic coverage of our 4G mobile broadband networks to new markets throughout the United States. During the next year, we expect to launch new markets, such as Boston, New York and Washington D.C., and to upgrade the majority of our existing legacy markets, to 4G technology. If all of the markets currently under various stages of development are completed, our 4G mobile broadband networks will cover as many as 120 million people by the end of 2010. Additionally, at least one of our Wholesale Partners is offering or will offer a branded version of our 4G services in each of our 4G markets. Our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in our launched markets.

Sales and Marketing

Our current marketing efforts include reliance on a full range of integrated marketing campaigns and sales activities, including advertising, direct marketing, public relations and events to support our sales channels. We have offered promotional pricing plans and other financial incentives, such as gift cards, to attract new subscribers. We believe that we currently have a strong local presence in our markets, which enhances our ability to design marketing campaigns tailored to the preferences of the local community. We advertise across a broad range of media, including print, billboards, online, and radio and television broadcast media, with television only recently introduced selectively in some of our larger markets. We also conduct community awareness campaigns that focus on grass-roots marketing efforts, and host local community events where potential subscribers can experience our service.

We intend to take advantage of co-branding advertising and marketing opportunities with our Strategic Partners and equipment vendors. In some cases, these parties have made commitments to spend a certain amount on advertising and marketing efforts that include our services.

We currently use multiple distribution channels to reach potential subscribers, including:

Direct and Retail Presence

We have hired salespeople and other agents to sell our services directly to consumers. Our direct sales and marketing efforts have included door to door sales and direct mailings to potential subscribers in our network coverage area. Our salespeople and agents also set up mobile kiosks at local community and sporting events and near retail establishments or educational institutions to demonstrate our services. Each of these salespeople and agents carries a supply of modems, so that a new subscriber can activate his or her account and receive equipment immediately. Our direct sales teams are expanding their focus to include acquiring small and medium sized business accounts as subscribers. We also market our products and services through a number of Clearwire operated retail outlets, including retail stores, but primarily kiosks located in malls and shopping centers.

National and Local Indirect

Our indirect sales channels include a variety of authorized representatives, such as traditional cellular retailers, consumer electronics stores, satellite television dealers and computer sales and repair stores. These authorized representatives typically operate retail stores but, subject to our approval, can also extend their sales efforts online. Authorized representatives assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns. We also offer our services pursuant to distribution agreements through national retail chains, such as Best Buy and Radio Shack, and we believe that the percentage of our total sales from this indirect sales channel will continue to increase.

Internet and Telephone Sales

We direct prospective subscribers to our website or our telesales centers in our advertising. Our website is a fully functional sales channel where subscribers can check pricing and service availability, research service plans and activate accounts using a credit card. Prospective subscribers can also call into one of our telesales centers to activate service.

Embedded Devices

An important component of our distribution strategy includes embedding 4G mobile broadband technology or chip sets into consumer electronic devices, which is the current distribution model for Wi-Fi devices. As mobile WiMAX is a standards-based technology that is already being adopted internationally, we believe that chipset and device vendors and manufacturers are contemplating developing and integrating these chipsets into a number of consumer electronic devices such as notebook computers, netbooks, MIDs, personal digital assistants, which we refer to as PDAs, gaming consoles, MP3 players and other handheld devices. Vendors and manufacturers that have committed to mobile WiMAX include chip vendors such as Intel, Beceem Communications Inc., GCT Semiconductor, Inc., Samsung Electronics Co., Ltd, which we refer to as Samsung, and Sequans Communications and device manufacturers such as Dell Inc., ZTE, ZyXEL Communications Inc., Fujitsu Limited, Samsung, Lenovo Group, and Toshiba Corporation.

Embedding 4G mobile broadband chipsets into consumer electronic devices is expected to provide greater exposure to potential subscribers who will be able to purchase devices compatible with our network through the vendors’ and manufacturers’ existing distribution channels. We believe that embedding 4G mobile broadband technology into consumer electronic devices will enable those who purchase these devices to have the option to immediately activate services within our market coverage areas without the need for an external modem, professional installation or a separate visit to a Clearwire retail or other location.

Wholesale Distribution

We have wholesale partnership agreements with Comcast, Time Warner Cable, Bright House and Sprint. These agreements provide us with significant additional distribution channels for our services. Under these agreements, our Wholesale Partners are permitted to market and resell wireless broadband services over our network to their end user customers as part of a defined bundle, subject to certain exceptions. Currently all of our Wholesale Partners have begun offering, or have announced plans to offer, our 4G mobile broadband services as part of their branded bundled offering. Sprint offers our services in 27 markets, including among others Philadelphia, Chicago, Atlanta, Seattle, Dallas, and Las Vegas. Comcast offers our services in seven markets including Philadelphia, Chicago, Atlanta, Seattle, Portland and Salem, Oregon, and Bellingham, Washington. Time Warner Cable offers our service in eight markets including Dallas and Charlotte, Greensboro and Raleigh, NC. Any purchasers of 4G mobile broadband services through these partnerships remain customers of our Wholesale Partners but we are entitled to receive payment directly from our Wholesale Partners for providing the 4G mobile broadband services to those customers. In addition to our wholesale agreements with our current Wholesale Partners, we may seek to enter into other wholesale agreements with other third parties.

Customer Service and Technical Support

We are focused on providing a simple, yet comprehensive, set of set-up and self-service tools. The intent is to support an environment where customers acquire their 4G mobile broadband devices from a variety of distribution channels and have the option to easily subscribe and initiate self-activation through an online web-based portal. However, while pursuing a self-service strategy, there will still be a need for live support for technical and non-technical customer issues.

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

We operate two call centers in the United States, which are staffed with our own employees.

Our Networks

Overview

Our 4G mobile broadband networks are telecommunications systems designed to support fixed, portable and mobile service offerings over a single network architecture. These telecommunications systems consist of three primary elements, including the radio access network, which we refer to as RAN, the network core and the backhaul network.

As of December 31, 2009, we operated 4G mobile broadband networks in 27 of our markets in the United States, covering an estimated population of 34.5 million people. These markets include, among others, Atlanta, Baltimore, Charlotte, Chicago, Dallas, Honolulu, Las Vegas, Philadelphia, Portland, Oregon, San Antonio, and Seattle. We intend to deploy mobile WiMAX technology in all of the networks we currently have under development and to upgrade the majority of our existing legacy markets to mobile WiMAX over the next year. We currently operate networks based on pre-4G radio access technology in 30 of our markets in the United States and 4 of our markets in Europe. We believe that both our pre-4G networks and our 4G mobile broadband networks have certain key advantages over 2G/3G technologies that are currently available, such as:

•	simple self-installation by subscribers and provisioning of modems;

•	supports fixed, portable and mobile service offerings using a single network architecture;

•	flexible and scalable Internet Protocol, which we refer to as IP, based architecture capable of very high capacity and efficient Quality of Service;

•	a radio access technology that can service large metropolitan or small rural areas;

•	ability to provide overlapping coverage from multiple sites for reliable and robust connectivity; and

•	enhanced reliability and reduced latency provided by linking our towers via a microwave ring topology that carries the majority of our backhaul traffic over licensed and unlicensed frequencies.

Additionally, we will continue to evaluate the option to deploy other technologies on our network that are complementary or, in certain cases, alternatives to mobile WiMAX. Technologies, such as Wi-Fi, may complement our networks by allowing us to offer additional services to consumers. Additionally, we may elect to deploy alternative technologies to mobile WiMAX, if and when they become available, on our networks either together with, or in place of, mobile WiMAX. We believe that due to our spectrum depth, common network core and inherent flexibility in the radio access architecture, deploying other technologies on our network would be easier and at a lower cost than building a new network.

Technology

Both our mobile WiMAX and pre-4G networks are wireless IP-based, Ethernet platforms that are also built around orthogonal frequency-division multiplexing, which we refer to as OFDM, and Time Division Duplex, which we refer to as TDD, both of which allow us to address two challenges that face wireless carriers, namely non-line of sight, which we refer to as NLOS, performance and frequency utilization. Our pre-4G networks, in both our domestic and international markets, rely on Expedience, a proprietary technology, which supports delivery of any IP-compatible broadband applications, including high-speed Internet access and fixed VoIP telephony services.

OFDM allows subdivision of bandwidth into multiple frequency sub-carriers so that data can be divided and transmitted separately to ensure a higher reliability of packet data reception at the receiving end. This characteristic of OFDM enables a 4G network to more efficiently serve subscribers in urban and suburban settings compared to existing 3G technologies. Unlike Frequency Division Duplex, which we refer to as FDD, which requires paired spectrum with guard bands, TDD only requires a single channel for downlink and uplink, making it more flexible for use in various global spectrum allocations. It also ensures complete channel reciprocity for better support of closed loop advanced antenna technologies like Multiple In Multiple Out and beamforming. Additionally, TDD allows a service provider to maximize spectrum utilization by allocating up and down link resources appropriate to the traffic pattern over a given market. Finally, we believe radio designs for TDD are typically less complex and less expensive to implement than FDD radios.

Relative to the other commercially available next generation wireless technologies, we believe mobile WiMAX also has the following advantages:

•	Open Standard. Mobile WiMAX technology is based on the 802.16e Institute of Electrical and Electronics Engineers, which we refer to as IEEE, standard. It is an open standard that builds off the success of the 802.11 IEEE family of standards more commonly known as Wi-Fi.

•	Time-to-Market. Mobile WiMAX has a unique head start over other 4G technologies. We do not expect commercial Long-Term Evolution, which we refer to as LTE, equipment to be widely deployed before the fourth quarter of 2010, at the earliest.

•	Expansive and Diverse Ecosystem. The global support of mobile WiMAX continues to gain momentum, now with more than 500 WiMAX deployments in 146 countries, and wireless operators in Russia and India recently announced additional commitments to deploy mobile WiMAX networks. While the device ecosystem for 2G and 3G cellular is primarily focused on telecommunications, the WiMAX ecosystem extends beyond telecommunications and includes the consumer electronics and PC industries.

Radio Access Network Components

Our RAN covers the “last mile” and connects our subscribers with our tower sites. Our RAN is comprised of base station transceivers and modems used by our subscribers. The customer premise equipment, which we refer to as CPE, that operates on our network is a NLOS wireless modem that connects to any IP-based device, such as a computer or a Wi-Fi router, using a standard Ethernet connection. It is simple to install and requires no service provider configuration or support and no software download or installation, a subscriber only needs to connect the CPE to an external power source and to their computer. In addition to the CPE, we also offer our PC card in all of our domestic markets.

The base station allows for 360 degree coverage by employing multiple transceivers and antennas on a single tower to maximize subscriber density and spectral efficiency. This setup is scalable, expandable and flexible, allowing us to control costs to promote efficient expansion as our subscriber base grows. Our base stations generally are located on existing communications towers, but can also be placed on rooftops of buildings and other elevated locations. We generally lease our tower locations from third parties.

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

Eventually, we anticipate manufacturers to sell a number of handheld communications and consumer electronic devices with embedded mobile WiMAX chipsets that will be enabled to communicate using our 4G mobile broadband network, such as notebook computers, netbooks, MIDs, PDAs, gaming consoles and MP3 players. Currently, there are a number of subscriber devices that are mobile WiMAX certified already, and many more are in the mobile WiMAX certification process.

Backhaul Network

Our backhaul network is responsible for transmitting data and voice traffic between our tower sites and the network core. Operators have previously relied primarily upon wireline backhaul networks to handle this traffic. However, in most of our markets, whether the networks utilize pre-4G, mobile WiMAX or some other technology, we intend to rely primarily upon microwave backhaul. Our microwave backhaul network wirelessly transmits data traffic from one location to another, such as from our tower locations to our network core. We believe that microwave backhaul significantly reduces our overall backhaul expenses and improves our ability to scale our backhaul network as the amount of data traffic over our network grows, while at the same time maintaining the same or better reliability than wireline based backhaul networks.

Network Core

The network core routes the data traffic from our backhaul network to the Internet or, for our voice services, the public switched telephone network, which we refer to as PSTN, the primary functions of the mobile WiMAX core include:

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

Spectrum

Our network operates over licensed spectrum in our domestic and international markets. Although several broadband technologies can operate in unlicensed or public access spectrum, we believe using licensed spectrum enables us to provide a consistently higher quality of service to our subscribers, without the interference that is typically associated with unlicensed frequency bands.

United States

In the United States, licensed spectrum is governed by Federal Communications Commission, which we refer to as FCC, rules that provide a license holder with exclusive use of a specified spectrum frequency band and restrict interference from other licensees and spectrum users, providing some protection against interruption and degradation of service. Under FCC rules, unlicensed spectrum users do not have exclusive use of any frequencies, may not cause interference with the operations of any licensed operators and may suffer interference from others using licensed frequencies in overlapping geographic areas, making quality and availability of their services unpredictable.

We are designing our network in the United States to operate primarily on spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for Broadband Radio Service, which we refer to as BRS, and Educational Broadband Service, which we refer to as EBS. Most BRS and EBS licenses are allocated to specific Geographic Service Areas. Other BRS licenses provide for 493 separate Basic Trading Areas, which we refer to as BTA. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, apart from a few EBS licenses we acquired under an old EBS rule, we access EBS spectrum through long-term leasing arrangements with EBS license holders. EBS leases entered into before January 10, 2005 may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases and the applicable FCC rules and regulations. The initial term of EBS leases entered into after January 10, 2005 is required by FCC rules to be coterminous with the term of the license. In addition, these leases typically give the leaseholder the right to participate in and monitor compliance by the license holder with FCC rules and regulations. EBS leases entered into after July 19, 2006 that exceed 15 years in length must give the licensee the right to reassess their educational use requirements every five years starting in year 15. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party’s offer to lease the same spectrum. Our leases are generally transferable.

We have BRS licenses and leases, as well as EBS leases, in a large number of markets across the United States. We believe that our significant spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band will be optimal for delivering our 4G mobile broadband services. As of December 31, 2009, we believe we were the largest holder of licensed wireless spectrum in the United States. As of December 31, 2009, we owned or leased, or had entered into agreements to acquire or lease, over 44 billion MHz-POPs of spectrum in the United States. Of this over 44 billion MHz-POPs of spectrum in the United States, we estimate that we own approximately 41% of those MHz-POPs with the remainder being leased from third parties, generally under lease terms that extend up to 30 years. As of December 31, 2009, the weighted average remaining life of these spectrum leases based on the value of all payments that we are amortizing over the life of the spectrum leases was approximately 26 years, including renewal terms.

Our pending spectrum acquisition and lease agreements are subject to various closing conditions, some of which are outside of our control and, as a result, we may not acquire or lease all of the spectrum that is subject to these agreements. Nearly all of such closing conditions relate either to licensee or FCC consents, which we expect are likely to be granted. A limited number of our pending acquisition agreements are subject to closing conditions involving the resolution of bankruptcy or similar proceedings. As of December 31, 2009, we had minimum purchase commitments of approximately $30.0 million to acquire new spectrum.

We engineer our networks to optimize both the service that we offer and the number of subscribers to whom we can offer service. Upon the change to 4G mobile broadband technology, we generally do not expect to launch our services in a market unless we control, through license or lease, a minimum of three contiguous blocks of 10 MHz of spectrum bandwidth. However, we expect the spectral efficiency of technologies we deploy to continue to evolve, and as a result, we may decide to deploy our services in some markets with less spectrum. Alternatively, we may find that new technologies and subscriber usage patterns make it necessary or practical for us to have more spectrum available in our markets prior to launching our services in that market.

We hold approximately 120 MHz of spectrum on average across our national spectrum footprint. Our deep spectrum position in most of our markets is expected to enable us to offer faster download speeds and premium services and data-intensive multimedia content, such as videoconferencing, online games, streaming audio, video on demand and location-based services.

International

As of December 31, 2009, we held spectrum rights in Belgium, Germany, Ireland, Poland, Romania and Spain. We also held a minority investment in a company that holds spectrum in Mexico. In each of Germany, Poland, Romania and Spain, our licenses cover the entire country. Our licenses in Belgium and Ireland cover a significant portion of the countries’ populations. A summary of the international spectrum rights held by our subsidiaries and our equity investees is below, including the frequency band in which the spectrum is held, an estimate of the population covered by our spectrum in each country and the total MHz-POPs of our spectrum.

	Frequency	Licensed
Country	(GHz)	population(1)	MHz-POPs(2)
		(In millions)	(In millions)

Belgium	3.5	7.6	614.0
Germany	3.5	82.8	3,477.6
Ireland	3.5/3.6	1.5	127.5
Poland	3.6	38.1	1,066.8
Romania(3)	3.5	21.6	1,209.6
Spain	3.5	45.5	1,820.0

(1)	Estimates based on country population data derived from the Economist Intelligence Unit database.

(2)	Represents the amount of our spectrum in a given area, measured in MHz, multiplied by the estimated population of that area.

(3)	We disposed of our holdings in Romania during the first quarter of 2010.

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

The International Telecommunications Union recently approved the technical requirements for 4G technology and has recommended that 4G technologies need at least 40 MHz of spectrum, and preferably up to 100 MHz of spectrum in each market, regardless of the frequency used, in order to provide sufficient channel width to enable the data throughput that 4G mobile broadband services will demand. We believe that our current spectrum holdings in most of our planned markets in the United States and in most of our international markets satisfy these standards.

Research and Development

Our research and development efforts have focused on the design of our network, enhancements to the capabilities of our network and the evolution of our service offerings. A significant portion of our research and development efforts involves working with the suppliers of our network infrastructure and subscriber equipment. We are currently working with Intel, Motorola, Samsung, Huawei Technologies Co., Ltd, which we refer to as Huawei, Cisco Systems Inc., which we refer to as Cisco, and other vendors to further develop network components and subscriber equipment for our 4G mobile broadband networks.

Our research and development focuses on three key areas, which include technical requirement assessment, network and performance validation, and interoperability testing, spanning access, backhaul, “Core” (i.e., the central aggregation points for our network), devices/chipsets, and back office systems. We continue to work toward improving the performance and functionality of this technology and products through our ongoing research and development activities. Several evolutionary products are currently in the early stages of development with RAN partners, including, among others, multi-carrier power amplifiers, remote radio head solutions, high power picocells (which are base stations designed to cover a small area, such as within office buildings, shopping malls and airports), and beamforming solutions; however, there can be no assurance that these products will be developed as planned, or at all.

Suppliers

For our 4G mobile broadband networks, we are using a number of suppliers for our network components and subscriber equipment, including Motorola, Samsung, Huawei, Intel and Cisco, among others. Motorola, which acquired Old Clearwire’s NextNet subsidiary in August 2006, is currently the only supplier of certain network components and subscriber equipment for the Expedience system deployed on our legacy networks. Because we will not be building any more markets with pre-4G technology, the potential adverse impact of Motorola’s position as our sole supplier of such network components and equipment is expected to be reduced.

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

Our principal competitors include wireless providers, cable and DSL operators, Wi-Fi and, prospectively, other 4G service providers, satellite providers and others.

Cellular and PCS Services

Cellular and personal communications services, which we refer to as PCS, carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. Carriers such as AT&T Inc., which we refer to as AT&T, and Verizon Wireless Inc., which we refer to as Verizon Wireless, among others, have announced plans to deploy LTE which, when deployed, may deliver performance that is similar to, or better than, or may be more widely accepted than the mobile WiMAX technology we are currently deploying on our network. Verizon Wireless has stated that it will broadly deploy LTE by the end of 2010. If one or more of these providers can deploy technologies, such as LTE, that compete effectively with our services, the mobility and coverage offered by these carriers will provide even greater competition than we currently face.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Time Warner Cable and Comcast, as well as incumbent telephone companies, such as AT&T, Qwest Communications International, Inc. and Verizon Communications, Inc.

Wireless Broadband Service Providers

We also face competition from other wireless broadband service providers that use licensed spectrum. Moreover, if we are successful, we expect these and other competitors to adopt or modify our technology or develop a technology similar to ours. We believe that, as network infrastructure based on mobile WiMAX and other alternate technologies becomes commercially available and manufacturers develop and sell handheld communications and consumer electronic devices that are enabled to communicate using these networks, other network operators will introduce 4G mobile broadband services comparable to ours in both our domestic and international markets.

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

WISPs and Wi-Fi

We also compete with other wireless Internet service providers, which we refer to as WISPs, which use unlicensed spectrum for services over Wi-Fi networks. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing Wi-Fi networks over unlicensed spectrum, in some cases at no cost to the user. Unlicensed spectrum may be subject to interference from other users of the spectrum, which can result in disruptions and interruptions of service. We rely exclusively on licensed spectrum for our network and do not expect significant competition from providers using unlicensed spectrum to deliver services to their customers.

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

Broadband Internet Access Regulation

The FCC has classified Internet access services generally as interstate “information services” regulated under Title I of the Communications Act, rather than as “telecommunications services” regulated under Title II. Accordingly, many regulations that apply to telephone companies and other common carriers currently do not apply to our mobile broadband Internet access service. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to the Universal Service Fund, which we refer to as USF, used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. Internet access providers also are not required to file tariffs with the FCC, setting forth the rates, terms and conditions of their Internet access service offerings. In addition, potentially burdensome state regulations governing telecommunications carriers do not apply to our wireless broadband Internet access service, although the service is subject to generally applicable state consumer protection laws enforced by state Attorneys General and general Federal Trade Commission, which we refer to as FTC, consumer protection rules.

The FCC also has determined that mobile Internet access service is not a “commercial mobile service,” under Section 332 of the Communications Act, even when offered using mobile technologies. This means that our mobile Internet access service falls into a different regulatory classification than commercial mobile radio services, which we refer to as CMRS, offered by cellular and PCS carriers. In general, however, there are more similarities than differences between the regulations imposed on our service and that offered by CMRS providers, such as reduced state and federal regulation.

Both our broadband Internet access service and interconnected VoIP service, discussed below, are subject to the Communications Assistance for Law Enforcement Act, which we refer to as CALEA, which requires service providers covered by that statute to build certain law enforcement surveillance assistance capabilities into their communications networks and to maintain CALEA-related system security policies and procedures. The FCC imposed a May 14, 2007 deadline for service providers to meet their CALEA compliance obligations established in its order issued on May 3, 2006. We believe we have taken the necessary actions to be in compliance with these requirements.

On March 22, 2007, the FCC initiated an inquiry into the performance of the broadband marketplace under the FCC’s 2005 Internet Policy Statement, which we refer to as the Policy Statement, that put in place principles intended to ensure that broadband networks are widely deployed, open, affordable and accessible. In this inquiry, the FCC also seeks comment on whether the Policy Statement should incorporate a new principle of nondiscrimination and, if so, how this principle would be defined and applied. On January 14, 2008, the FCC sought comment on two petitions related to its Policy Statement seeking FCC determinations that further define its four broadband principles as well as what practices constitute reasonable broadband network management. On August 20, 2008, the FCC released an enforcement order finding that under the specific facts of a complaint before it, a certain network management practice of a broadband provider violated the Policy Statement. In October 2009, the FCC issued a Notice of Proposed Rulemaking, which we refer to as NPRM, proposing the codification of the Policy Statement and the addition of two new principles. The first would prevent Internet access providers from discriminating against particular Internet content or applications, while allowing for reasonable network management. The second principle would ensure that Internet access providers are transparent about the network management practices they implement. The NPRM also proposes clarifying that all six principles apply to all platforms that access the Internet. It is expected that the FCC will continue to move forward with this proposal and if final rules are adopted, they are likely to apply to us and our networks.

The American Recovery and Reinvestment Act of 2009, which we refer to as the Recovery Act, was signed into law on February 17, 2009. The FCC is currently working in coordination with the National Telecommunications and Information Administration to perform the FCC’s role under the Recovery Act. Specifically, the FCC was tasked with creating a National Broadband Plan by February 17, 2010. The FCC recently extended the deadline for delivering its National Broadband Plan to March 17, 2010. The Recovery Act states that the National Broadband Plan shall seek to ensure all people of the United States have access to broadband capability and shall establish benchmarks for meeting that goal. In conjunction with its development of the National Broadband Plan, the FCC has initiated a series of wide-ranging inquiries into issues including whether there is enough spectrum available for wireless services, assessing the state of competition in the wireless sector, economic issues in broadband competition, deployment of wireless services, broadband technology applications and devices, consumer protection issues associated with broadband; and consumer content. The FCC has also launched specific inquiries into the status of broadband innovation and competition. It is possible that these inquiries will be the foundation for future proposed rulemakings that likely will apply to broadband carriers including us.

The FCC also is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal USF mechanisms. In September 2009, the FCC initiated an inquiry into truth-in-billing issues that asks whether the FCC’s current truth-in-billing regulations should be applied to broadband Internet access services. The notice also seeks comment on whether carriers should be required to provide consumers with information regarding service quality, equipment quality and specific disclosures regarding service features and plans. Again, it is possible that this inquiry will be the foundation for a future proposed rulemaking. The FCC is also considering whether to impose automatic roaming obligations on wireless broadband service providers similar to the obligations currently imposed on CMRS providers.

Interconnected VOIP Services Regulation

The FCC has not yet classified interconnected VoIP service as either an information service or a telecommunications service under the Communications Act. Nonetheless, the FCC has imposed certain mandates upon VoIP service providers that, in the past, applied only to telecommunications services. For example, the FCC determined that regardless of their regulatory classification, certain interconnected VoIP services qualify as interstate services with respect to economic regulation. But the FCC also preempted state regulations that address such issues as entry certification, tariffing and E911 requirements, as applied to certain interconnected VoIP services. The jurisdictional classification of other types of interconnected VoIP services, particularly “fixed” services, remains uncertain at this time.

The FCC also has determined that all “interconnected” VoIP service providers are required to contribute a percentage of interstate gross revenues to the USF beginning October 1, 2006. On June 1, 2007, the United States Court of Appeals for the District of Columbia Circuit upheld the FCC’s order that interconnected VoIP providers contribute to the USF on the basis of a 64.9% safe harbor or on the basis of actual traffic studies. Our VoIP service qualifies as “interconnected VoIP” for purposes of USF regulation and therefore is subject to this fee which may be passed on to our subscribers. We have incorporated this fee requirement into our VoIP billing system and collect and remit federal USF payments.

The FCC is conducting a comprehensive proceeding to address all types of IP-enabled services, including interconnected VoIP service, and to consider what regulations should be applied to such services. The FCC has imposed E911-related requirements on interconnected VoIP, including our service that require providers to transmit, via the wireline E911 network, all 911 calls, as well as a call-back number and the caller’s registered location for each call, to the appropriate public safety answering point. In addition, all interconnected VoIP providers must obtain a subscriber’s registered location before activating service and allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to advise subscribers of the differences between dialing 911 using VoIP service from dialing 911 using traditional telephone service, and to provide warning labels with VoIP CPE. On May 31, 2007, the FCC initiated a proceeding proposing to adopt additional E911 obligations for providers of portable, nomadic or mobile interconnected VoIP service, including a requirement to identify subscribers’ physical locations through an automatic location technology that meets the same accuracy standards that apply to providers of CMRS. The FCC has also proposed to tighten the current accuracy standards into a single, technology neutral standard and to clarify the geographic area over which wireless E911 providers must satisfy the E911 accuracy requirements. If adopted, these rules likely will apply to Clearwire Communications’ interconnected VoIP service. E911 service for interconnected VoIP service is also subject to E911 funding obligations in certain states.

The FCC also has imposed Customer Proprietary Network Information, or CPNI, obligations on interconnected VoIP providers, including Clearwire Communications. The CPNI rules govern the manner in which carriers handle and protect call detail information about a customer gained by the service provider as a result of providing the service, and include such information as telephone numbers called, duration of such calls, and calling patterns. The FCC also adopted new rules requiring interconnected VoIP service and equipment providers to comply with disability-access regulations also applicable to traditional telephony service and equipment providers under Section 255 of the Communications Act. The FCC also adopted requirements that interconnected VoIP providers contribute to the Telecommunications Relay Service, which we refer to as TRS, fund, and provide 711-dialing for hearing and speech-impaired individuals to reach a local TRS provider pursuant to Section 225 of the Communications Act. As discussed above, interconnected VoIP service is subject to CALEA obligations.

On March 24, 2008 FCC rules became effective extending local number portability requirements to interconnected VoIP providers and clarifying that local exchange carriers and CMRS providers have an obligation to port numbers to VoIP providers. In May 2009, the FCC also extended new 24-hour service discontinuance rules to VoIP providers.

The FCC is considering additional issues; including what intercarrier compensation regime should apply to interconnected VoIP traffic over the PSTN. Depending upon the outcome of this proceeding, our costs to provide VoIP service may increase.

Regulatory policies applicable to broadband Internet access, VoIP and other IP-services are continuing to develop, and it is possible that our broadband Internet access and VoIP services could be subject to additional regulations in the future. Despite these recent regulatory mandates, both our Internet Phone Service and broadband Internet access are subject to many fewer regulations than traditional telephone services. The extent of the regulations that will ultimately be applicable to these services and the impact of such regulations on the ability of providers to compete are currently unknown.

Spectrum Regulation

The FCC routinely reviews its spectrum policies and may change its position on spectrum allocations from time to time. On July 29, 2004, the FCC issued rules revising the band plan for BRS and EBS and establishing more flexible technical and service rules to facilitate wireless broadband operations in the 2496 to 2690 MHz band. The FCC adopted new rules that (1) expand the permitted uses of EBS and BRS spectrum to facilitate the provision of mobile and fixed high-speed data and voice services on channels previously used primarily for one-way video delivery to fixed locations; and (2) change some of the frequencies on which BRS and EBS operations are authorized to enable more efficient operations. These new rules streamlined licensing and regulatory burdens associated with the prior service rules and created a “PCS-like” framework for geographic licensing and interference protection. Existing holders of BRS and EBS licenses and leases generally have exclusive rights over use of their assigned frequencies to provide commercial wireless broadband services to residences, businesses, educational and governmental entities within their geographic markets. These rules also require BRS licensees to bear their own expenses in transitioning to the new band plan and, if they are seeking to initiate a transition, to pay the costs of transitioning EBS licensees to the new band plan. The transition rules also provide a mechanism for reimbursement of transaction costs by other operators in the market. The FCC also expanded the scope of its spectrum leasing rules and policies to allow BRS and EBS licensees to enter into flexible, long-term spectrum leases.

On April 21, 2006, the FCC issued an order adopting comprehensive rules for relocating incumbent BRS operations in the 2150 to 2162 MHz band. These rules will further facilitate the transition to the new 2.5 GHz band plan. This order is currently subject to Petitions for Reconsideration and judicial appeal.

On April 27, 2006, the FCC released a further order revising and clarifying its BRS/EBS rules. The FCC generally reaffirmed the flexible technical and operational rules on which our systems are designed and operating and clarified the process of transitioning from the old spectrum plan to the new spectrum plan, but reduced the transition area from large “major economic areas,” to smaller, more manageable “basic trading areas.” Proponents seeking to initiate a transition to the new band plan will be given a 30-month timeframe to notify the FCC of their intent to initiate a transition, followed by a three-month planning period and an 18-month transition completion period. In markets where no proponent initiates a transition, licensees may self-transition to the new band plan. The FCC adopted a procedure whereby the proponent will be reimbursed for the value it adds to a market through reimbursement by other commercial operators in a market, on a pro-rata basis, after the transition is completed and the FCC has been notified.

The FCC also clarified the procedure by which BRS and EBS licensees must demonstrate substantial service, and required them to demonstrate substantial service by May 1, 2011. Substantial service showings demonstrate to the FCC that a licensee is not warehousing spectrum. If a BRS or EBS licensee fails to demonstrate substantial service by May 1, 2011, its license may be canceled and made available for re-licensing. We are in the process of preparing a plan to meet the substantial service deadline.

The FCC reaffirmed its decision to permit mobile satellite service providers to operate in the 2496 to 2500 MHz band on a shared, co-primary basis with BRS licensees. It also concluded that spectrum sharing in the 2496 to 2500 MHz band between BRS licensees and a limited number of incumbent licensees, such as broadcast auxiliary service, fixed microwave and public safety licensees, is feasible. It declined to require the relocation of those incumbent licensees in the 2496 to 2500 MHz band. The FCC reaffirmed its conclusion that BRS licensees can share the 2496 to 2500 MHz band with industrial, scientific and medical devices because such devices typically operate in a controlled environment and use frequencies closer to 2450 MHz. The FCC also reaffirmed its decision to permit low-power, unlicensed devices to operate in the 2655 to 2690 MHz band, but emphasized that unlicensed devices in the band may not cause harmful interference to licensed BRS operations.

The FCC also reaffirmed the application of its spectrum leasing rules and policies to BRS and EBS, and ruled that new EBS spectrum leases may provide for a maximum term (including initial and renewal terms) of 30 years. The FCC further required that new EBS spectrum leases with terms of 15 years or longer must allow the EBS licensee to review its educational use requirements every five years, beginning at the fifteenth year of the lease.

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

The FCC determined that it would use its existing auction rules to auction the 78 unassigned BRS BTA spectrum licenses. The auction started on October 27, 2009 and concluded shortly thereafter. Of the 78 BTAs available for auction, we successfully bid for 42. We have made all necessary payments related to the licenses and our applications for the licenses are currently pending before the FCC.

The FCC also reinstated a Gulf of Mexico service area for the BRS band, the boundary of which will be 12 nautical miles from the shore, to be divided into three zones for licensing purposes. BRS licensees in the Gulf of Mexico will be subject to the same service and technical rules that apply to all other BRS licensees. The Gulf of Mexico BTAs were included among the licenses slated for auction. The commencement of BRS service in the Gulf of Mexico may have an impact on our ability to deploy service in areas near the Gulf of Mexico.

Finally, the FCC clarified that EBS leases executed before January 10, 2005 cannot run in perpetuity and are limited to 15 years. The FCC affirmed its general policy that it should not become enmeshed in interpreting private contracts. In discussing its prior rulings governing the maximum EBS lease term, the FCC referred to previous statements regarding EBS lease terms that it has never made before which may affect some of our lease rights if not subsequently reconsidered. In response to petitions for reconsideration on this issue, the FCC adopted a compromise proposal put forward by the industry that does impact some leases that had been entered into prior to January 10, 2005.

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

Clearwire/Sprint Transaction Regulation

The FCC’s order approving the Transactions was released on Nov. 7, 2008. A “Petition for Reconsideration” of the order was filed by the Public Interest Spectrum Coalition, which we refer to as PISC, on December 8, 2008 and is currently pending at the FCC. In its petition, PISC expressed its support for the FCC’s decision to approve the Transactions but asked the FCC on reconsideration to 1) remove BRS spectrum from the screen the FCC used to analyze the competitive effect of the proposed transaction; and 2) impose a condition on us to ensure that we follow through on our commitment to build and operate an open network consistent with the FCC’s Policy Statement by subjecting Clearwire’s third-party contractual arrangements to review. We opposed PISC’s petition but also noted

that the PISC petition’s narrow scope eliminated any need for the FCC to subject its decision to approve the Transactions to further review.

In connection with the FCC’s approval of the Transactions, we committed to meet the Sprint Nextel Merger Order conditions that require Sprint to offer service in the 2.5 GHz band to a population of no less than 15 million Americans by August 7, 2009. This deployment includes areas within a minimum of nine of the nation’s most populous 100 BTAs and at least one BTA less populous than the nation’s 200th most populous BTA. In these ten BTAs, the deployment covers at least one-third of each BTA’s population. The parties further committed to offer service in the 2.5 GHz band to at least 15 million more Americans in areas within a minimum of nine additional BTAs in the 100 most populous BTAs, and at least one additional BTA less populous than the nation’s 200th most populous BTA, by August 7, 2011. In these additional ten BTAs the deployment will cover at least one-third of each BTA’s population. We expect to satisfy each of these conditions with our existing markets and our planned new markets. On August 4, 2009, we filed a letter with the FCC providing notice that we have fulfilled the first part of the 2.5 GHz spectrum build-out condition and indicating that we are well on our way to meeting the second part of the condition.

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

Intellectual Property

We review our technological developments with our technology staff and business units to identify and capture innovative and novel features of our core technology that provide us with commercial advantages and file patent applications as necessary to protect these features both in the United States and elsewhere. We hold 32 issued United States patents, and we also have well over 100 pending United States patent applications. We currently hold 22 issued patents and have 30 pending patent applications in various foreign jurisdictions. Assuming that all maintenance fees and annuities continue to be paid, the United States patents expire on various dates from 2017 until 2025 and the international patents expire on various dates from 2018 until 2022.

With respect to trademarks, “Clearwire” and the associated Clearwire corporate logo, “ClearBusiness,” “ClearClassic,” “ClearPremium” and “ClearValue” are among our registered trademarks in the United States, and we have issued or pending trademark registrations covering additional trademarks in the United States and all countries of the European Union and eight other jurisdictions.

Employees

As of December 31, 2009, we had approximately 3,280 employees in the United States and approximately 160 employees in our international operations.

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

We make available to investors, free of charge, our reports to the Securities and Exchange Commission, which we refer to as the SEC, pursuant to the Securities Exchange Act of 1934, including our Reports on Forms 8-K, 10-Q and 10-K, through our website at www.clearwire.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

ITEM 1A.	Risk Factors

We are an early stage company, and we expect to continue to realize significant net losses for the foreseeable future.

We are at an early stage of implementing our business strategy. We have recorded net losses in each reporting period since our inception, and we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to continue to incur significant net losses for the foreseeable future as we develop and deploy our network in new and existing markets, expand our services and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations will be adequate to cover our anticipated expenses. In addition, at this stage of our development we are subject to the following risks:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in Class A Common Stock;

•	we may be unable to fully develop and deploy our next generation 4G mobile broadband network, expand our services, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions;

•	our next generation 4G mobile broadband network relies on mobile WiMAX technology that is new and has not been widely deployed previously; and

•	our network and related technologies may fail or the quality and number of services we are able to provide may decline if our network operates at maximum capacity for an extended period of time or fails to perform to our expectations.

If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be materially and adversely affected.

If our business fails to perform as we expect or if we elect to pursue new or alternative business strategies, we may require substantial additional capital, which may not be available on acceptable terms or at all.

The amount of capital that we will require to implement our current plans depends on a number of factors, many of which are difficult to predict and outside of our control. In preparing our plans, we were required to make certain assumptions as to the future performance of our business. If any of the assumptions underlying our plans prove to be incorrect and, as a result, our business fails to perform as we expect, we may require substantial additional capital in the near and long-term to fund operating losses, network expansion plans and spectrum acquisitions.

Further, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. These may include, among other things, modifying the pace at which we build our 4G mobile broadband networks, augmenting our network coverage in markets we launch, changing our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, if and when they become available, on our networks either together with, or in place of, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services. If we elect to pursue any of these strategies, we may be required to seek to raise substantial additional capital in the near and/or long term.

The amount and timing of any additional financings to satisfy these additional capital needs, if any, are difficult to estimate at this time. To raise additional capital, we may be required to issue additional equity securities in public or private offerings, potentially at a price lower than the market price of Class A Common Stock at the time of such issuances. We may seek significant additional debt financing, and as a result, may incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this additional debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions and may reduce our flexibility in planning for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. The recent turmoil in the economy and the worldwide financial markets may make it more difficult for us to obtain necessary additional equity and debt financing.

If we are required to obtain additional capital to fund our business, or if we elect to seek additional capital to pursue new or alternative business strategies, we may not be able to secure such additional financing when needed on acceptable terms or at all. If we fail to obtain additional financing on acceptable terms, our business prospects, financial condition and results of operations may be adversely affected, or we may be forced to curtail our plans to reduce the amount of additional capital required.

We have committed to deploy a wireless broadband network using mobile WiMAX technology and would incur significant costs to deploy alternative technologies, even if there are alternative technologies available in the future that would be technologically superior or more cost effective.

Under the Intel Market Development Agreement, we have committed to undertake certain marketing efforts with respect to our 4G mobile broadband services and are subject to certain restrictions on our ability to commercially deploy wireless broadband or data technology other than mobile WiMAX on our networks through February 28, 2012, as long as certain requirements are satisfied.

We have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology. We depend on original equipment manufacturers to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in 27 markets as of December 31, 2009, we cannot assure you that commercial quantities of mobile WiMAX equipment and subscriber devices that meet our requirements will continue to be available on the schedule we expect, or at all, or that vendors will continue to develop and produce mobile WiMAX equipment and subscriber devices in the long term, which may require us to deploy alternative technologies.

We incurred significant expense upgrading 16 of our legacy markets from pre-4G technology to mobile WiMAX and expect to continue to upgrade a majority of our remaining legacy markets to mobile WiMAX in 2010. These future upgrades may cost more or be more difficult to undertake than we expect. As we continue to upgrade our legacy markets to mobile WiMAX, we expect that churn will increase in those markets. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances.

Additionally, once fully deployed on a commercial basis, mobile WiMAX may not perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. We also may discover unanticipated costs associated with deploying and maintaining our networks or delivering services we must offer in order to remain competitive. Other competing technologies, including other 4G or subsequent technologies such as LTE, that may have advantages over mobile WiMAX will likely be developed, and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than the cost and speed with which we deploy our networks, which may allow those operators to compete more effectively, assuming they have adequate spectrum resources, or may require us to deploy such technologies when we are permitted to do so.

These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn.

If third parties fail to develop and deliver the equipment that we need for both our existing and future networks, we may be unable to execute our business strategy or operate our business.

We currently depend on third parties to develop and deliver complex systems, software and hardware products and components for our network in a timely manner, and at a high level of quality. Motorola is our sole supplier of equipment and software for the Expedience system currently deployed in our legacy markets. The Expedience system consists of network components used by us and subscriber equipment used by our subscribers. To successfully continue to operate in most of our existing markets, Motorola must continue to support the Expedience system, including continued production of the software and hardware components. Any failure by Motorola to meet these needs for any reason may impair our ability to operate in these markets. If Motorola failed to meet our needs, we may not be able to find another supplier on terms acceptable to us, or at all.

For our existing 4G markets, our planned mobile WiMAX deployment in new markets and the upgrade of our legacy markets to mobile WiMAX, we are relying on third parties to continue to develop and deliver in sufficient quantities the network components and subscriber devices necessary for us to build and operate our 4G mobile broadband networks. As mobile WiMAX is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their continuing development efforts. The development process for new mobile WiMAX network components and subscriber devices may be lengthy, has been subject to some short-term delays and may still encounter more significant delays. If these third parties are unable or unwilling to develop and deliver new mobile WiMAX network components and subscriber devices in sufficient quantities on a timely basis that perform according to our expectations, we may be unable to deploy mobile WiMAX technology in our new markets or to upgrade our existing markets to mobile WiMAX when we expect, or at all. If we are unable to deploy mobile WiMAX in a timely manner or mobile WiMAX fails to perform as we expect, we may be unable to execute our business strategy and our prospects and results of operations would be harmed.

We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber churn and costs incurred, and decrease our revenues.

Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in constructing, maintaining and improving our network, including the deployment of 4G technologies in new markets and the upgrade of our legacy markets to 4G mobile broadband technology. Additionally, as we learn more about the performance of our networks, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. We may also need to upgrade our networks to stay competitive with new technologies introduced by our competitors. These upgrades could include, among other things, increasing the density of our networks by building more sites in our markets, or deciding to pursue other 4G technologies in the future, and we could incur substantial costs in undertaking these actions. If we do not successfully construct, maintain and implement future upgrades to our networks, the quality of our services may decline and the rate of our subscriber churn may increase.

We may experience quality deficiencies, cost overruns and delays with our construction, maintenance and upgrade projects, including the portions of those projects not within our control. The construction of our networks requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our networks. In addition, we often are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our networks and expand our services. Additionally, we will need a large number of additional experienced personnel to build and construct the networks in new markets, and such personnel may not always be available in the numbers or in the time frames in which we want them. Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects and prevent us from deploying our networks on our announced timelines.

We also may face challenges in managing and operating our networks. These challenges could include ensuring the availability of subscriber devices that are compatible with our networks and managing sales, advertising, customer support, and billing and collection functions of our business while providing reliable network service that meets our subscribers’ expectations. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber churn, increase our costs, decrease our revenues and otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The interests of the controlling stockholders of Clearwire may conflict with your interests as stockholders.

Sprint, the Investors and Eagle River own a majority of the voting power of Clearwire through ownership of Class A Common Stock or Class B Common Stock. Sprint, the Investors and Eagle River may have interests that diverge from those of other holders of Clearwire’s capital stock. Each of Sprint, the Investors and Eagle River are a party to the Equityholders’ Agreement, which requires, among other things, the approval of:

•	75% of the voting power of all outstanding stock of Clearwire for certain actions, including any merger, consolidation, share exchange or similar transaction and any issuance of capital stock that would constitute a change of control of Clearwire or any of its subsidiaries;

•	each of Sprint, Intel and the representative for the Strategic Investors, as a group, so long as each of Sprint, Intel and the Strategic Investors, as a group, respectively, owns securities representing at least 5% of the outstanding voting power of Clearwire, in order to:

•	amend our Amended and Restated Certificate of Incorporation, which we refer to as the Charter, the bylaws of Clearwire, which we refer to as the Bylaws, or the Amended and Restated Operating Agreement governing Clearwire Communications, which we refer to as the Operating Agreement;

•	change the size of the board of directors of Clearwire;

•	liquidate Clearwire or Clearwire Communications or declare bankruptcy of Clearwire or its subsidiaries;

•	effect any material capital reorganization of Clearwire or any of its material subsidiaries, including Clearwire Communications, other than a financial transaction (including securities issuances) in the ordinary course of business;

•	take any action that could cause Clearwire Communications or any of its material subsidiaries to be taxed as a corporation for federal income tax purposes; and

•	subject to certain exceptions, issue any Class B Common Stock or any equity interests of Clearwire Communications;

•	Eagle River, for so long as Eagle River owns at least 50% of the shares of the Clearwire common stock received by it in the Transactions, and the proposed action would disproportionately and adversely affect Eagle River, the public stockholders of Clearwire or Clearwire in its capacity as a member of Clearwire Communications, in order to amend the Charter, the Bylaws or the Operating Agreement or to change the size of the board of directors of Clearwire; and

•	each of Sprint, Intel and the Strategic Investors, as a group, so long as each of Sprint, Intel and the Strategic Investors, as a group, respectively, owns both (1) at least 50% of the number of shares of Clearwire common stock received by it in the Transactions and (2) securities representing at least 5% of the outstanding voting power of Clearwire, in order for Clearwire to enter into a transaction involving the sale of a certain percentage of the consolidated assets of Clearwire and its subsidiaries to, or the merger of Clearwire with, certain specified competitors of the Investors.

The Equityholders’ Agreement also contains provisions related to restrictions on transfer of Class A Common Stock and Class B Common Stock, rights of first offer and preemptive rights.

As a result, Sprint, the Investors and Eagle River may be able to prevent the taking of actions that align with your best interests as a stockholder. The interests of Sprint, the Investors and Eagle River may conflict with your interests as a stockholder.

Clearwire and its subsidiaries may be considered subsidiaries of Sprint under certain of Sprint’s agreements relating to its indebtedness.

Sprint owned approximately 56.4% of the voting power of Clearwire as of December 31, 2009. As a result, Clearwire and its subsidiaries may be considered subsidiaries of Sprint under certain of Sprint’s agreements relating to its indebtedness. Those agreements govern the incurrence of indebtedness and certain other activities of Sprint’s subsidiaries. Thus, our actions may result in a violation of covenants in Sprint’s debt obligations, which may cause Sprint’s lenders to declare due and payable all of Sprint’s outstanding loan obligations, thereby severely harming Sprint’s financial condition, operations and prospects for growth. The determination of whether or not we would be considered a subsidiary under Sprint’s debt agreements is complex and subject to interpretation. Under the Equityholders’ Agreement, if we intend to take any action that may be prohibited under the terms of certain Sprint debt agreements, then Sprint will be obligated to deliver to us an officer’s certificate, which we refer to as a Compliance Certificate, and legal opinion from a nationally recognized law firm stating that our proposed actions do not violate those debt agreements. If Sprint notifies us that it cannot deliver the Compliance Certificate and legal opinion, Sprint will be obligated to take certain actions to ensure that Clearwire is no longer considered a subsidiary under its debt agreements. These actions may include surrendering board seats and voting stock of Clearwire. The unusual nature of this arrangement may make it more difficult for us to obtain financing on favorable terms or at all. Moreover, regardless of whether we receive a Compliance Certificate and legal opinion as described above, we cannot be sure our actions will not violate Sprint’s debt covenants, and, if there is a violation, that Sprint’s lenders will waive such non-compliance and forbear from enforcing their rights, which could include accelerated collection of Sprint’s obligations.

We will incur significant expense in complying with the terms of our 4G wholesale agreements, and we may not recognize the benefits we expect if Sprint and certain of the other Investors are not successful in reselling our services to their customers, which would adversely affect our business prospects and results.

Under our 4G wholesale agreements, which we also refer to as 4G mobile virtual network operator, which we refer to as MVNO, agreements, which we refer to 4G MVNO Agreements, in this filing, Sprint and certain of the other Investors have the right to resell services over our networks to their customers, and for any of their customers that purchase services over our network, Sprint and these Investors are required to pay us certain fees. However, nothing in the 4G MVNO Agreement requires Sprint or any of the other Investors to resell any of these services, and they may elect not to do so or to curtail such sales activities if their efforts prove unsuccessful. In the course of implementing the terms of the 4G MVNO Agreement, we expect to incur significant expense in connection with designing billing, distribution and other systems which are necessary to facilitate such sales, and we may elect to deploy our networks in markets requested by Sprint and the other Investors where we would not otherwise have launched. If Sprint and the other Investors fail to resell services offered over our network in the amount we expect or at all, our business prospects and results of operations would be adversely affected.

A number of our significant business arrangements are between us and parties that have an investment in or a fiduciary duty to us, and the terms of those arrangements may not be beneficial to us.

We are party to a number of services, development, supply and licensing agreements with parties that have an ownership or fiduciary relationship with us, including the various commercial agreements with Sprint and the other Investors described elsewhere in this filing. These relationships may create actual or potential conflicts of interest, and may cause the parties to these arrangements to make decisions or take actions that do not reflect our best interests.

Our commercial agreement with Sprint and the other Investors were each entered into concurrently with purchases of shares of our capital stock by such parties or their affiliates. In addition, our various commercial agreements with Sprint and the other Investors provide for, among other things, access rights to towers that Sprint owns or leases, resales by us and certain other Investors of bundled 2G and 3G services from Sprint, resales by Sprint and certain other Investors of our 4G services, most favored reseller status with respect to economic and non-economic terms of certain service agreements, collective development of new 4G services, creation of desktop and mobile applications on the our network, the embedding of mobile WiMAX chips into various of our network devices and the development of Internet services and protocols. Except for the agreements with Google and Intel, none of these agreements restricts these parties from entering into similar arrangements with other parties, but rights could be lost if a party enters into a similar relationship. For additional information regarding these relationships, see “Certain relationships and related party transactions.”

Clearwire is a “controlled company” within the meaning of the NASDAQ Marketplace Rules and relies on exemptions from certain corporate governance requirements.

Sprint beneficially owned approximately 56.4% of the outstanding voting power of Clearwire as of December 31, 2009. In addition, the Investors collectively owned approximately 29.4% and Eagle River owned approximately 4.1% of the outstanding voting power of Clearwire. For further information, please see “Certain relationships and related party transactions — Relationships among certain stockholders, directors and officers of Clearwire — New equity and debt investments.” The Equityholders’ Agreement governs the voting of shares of Class A and Class B Common Stock held by each of the parties thereto in certain circumstances, including with respect to the election of the individuals nominated to the board of directors of Clearwire by Sprint, the Investors and Eagle River.

As a result of the combined voting power of Sprint, the Investors and Eagle River and the Equityholders’ Agreement, Clearwire relies on exemptions from certain NASDAQ corporate governance standards. Under the NASDAQ Marketplace Rules, a company of which more than 50% of the voting power is held by single person or a group of people is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

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

If Clearwire chooses to no longer rely on these exemptions in the future it will be subject to all of the NASDAQ corporate governance requirements.

The corporate opportunity provisions in the Charter could enable certain of Clearwire’s stockholders to benefit from corporate opportunities that might otherwise be available to Clearwire.

The Charter contains provisions related to corporate opportunities that may be of interest to both Clearwire and certain of its stockholders, including Sprint, the Investors and Eagle River, who are referred to in the Charter as the Founding Stockholders. These provisions provide that unless a director is an employee of Clearwire, such person does not have a duty to present to Clearwire a corporate opportunity of which he or she becomes aware, except where the corporate opportunity is expressly offered to such person in his or her capacity as a director of Clearwire.

In addition, the Charter expressly provides that the Founding Stockholders may, and have no duty not to, engage in any businesses that are similar to or competitive with that of Clearwire, do business with Clearwire competitors, customers and suppliers, and employ Clearwire’s employees or officers. The Founding Stockholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Further, we may also compete with the Founding Stockholders or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the Founding Stockholders to themselves or their other affiliates or we lose key personnel to them.

We may sustain financial losses if Sprint fails to fulfill its indemnification obligations to us.

Under the Transaction Agreement, Sprint must indemnify us against certain losses relating to, among other things, any breach of certain of Sprint’s representations as to the Sprint WiMAX Business, any pre-Closing taxes incurred by any of Sprint’s subsidiaries, litigation related to certain of Sprint’s affiliates and any liabilities unrelated to the Sprint WiMAX Business. These indemnification obligations generally continue until the statute of limitations for the applicable claim has expired. The indemnification obligations regarding Sprint’s representations as to the Sprint WiMAX Business and for liabilities unrelated to the Sprint WiMAX Business, however, each survive for three years from the Closing. Sprint’s indemnification obligations are generally unlimited, with the exception of a $25 million deductible for claims based on a breach of representation that Sprint’s subsidiaries that hold the Sprint WiMAX Business have, subject to certain limited exceptions, a specific, limited set of liabilities at the Closing.

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

If we fail to maintain adequate internal controls, or if we experience difficulties in implementing new or revised controls, our business and operating results could be harmed.

Effective internal controls are necessary for us to prepare accurate and complete financial reports and to effectively prevent and detect fraud or material misstatements to our financial statements. If we are unable to maintain effective internal controls, our ability to prepare and provide accurate and complete financial statements may be affected. The Sarbanes-Oxley Act of 2002 requires us to furnish a report by management on internal control over financial reporting, including managements’ assessment of the effectiveness of such control. If we fail to maintain adequate internal controls, or if we experience difficulties in implementing new or revised controls, our business and operating results could be harmed or we could fail to meet our reporting obligations.

For example, we concluded that control deficiencies in procedures we implemented for recording and monitoring the movement of network infrastructure equipment constituted a material weakness in our internal control over financial reporting as of December 31, 2009. During the third quarter of 2009, we implemented new procedures related to the assembly, shipment, and storage of network infrastructure equipment to improve flexibility in deploying network infrastructure equipment in markets under development. We believed that these new procedures would improve our ability to manage the substantial increases in the volume of network infrastructure equipment shipments necessary to meet our network deployment targets. These new procedures included increasing the number of warehouses utilized for receiving, storing and shipping equipment and outsourcing the management of equipment inventory movements to third party vendors. However, the new procedures implemented did not adequately provide for the timely updating and maintaining of accounting records for the network infrastructure equipment. As a result, movements of this equipment were not properly recorded in our accounting system. Accordingly, we concluded that it is reasonably possible that a material misstatement of our interim or annual financial statements may not be prevented or detected on a timely basis due to these control deficiencies.

Upon identifying the problem, we began undertaking various mitigation and remediation steps to improve the controls and update the books of record. As a result of these steps, management believes the control weakness has not resulted in material misstatements of the financial statements in the current or previous reporting periods.

However, if our ongoing remediation efforts prove unsuccessful, our future business and operating results and/or our ability to meet our future reporting obligations may be adversely affected.

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

Our current competitors include:

•	3G cellular PCS and other wireless providers offering wireless broadband services and capabilities, including developments in existing cellular and PCS technology that may increase network speeds or have other advantages over our services, and the introduction of additional 4G technologies such as LTE, which may enable these providers to offer services that are comparable or superior to ours;

•	incumbent and competitive local exchange carriers providing DSL services over their existing wide, metropolitan and local area networks;

•	wireline operators offering high-speed Internet connectivity services and voice communications over cable or fiber optic networks;

•	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP and other telephony services;

•	municipalities and other entities operating Wi-Fi networks, some of which are free or subsidized;

•	Internet service providers offering dial-up Internet connectivity;

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

•	resellers, MVNOs, or wholesalers providing wireless Internet or other wireless services using infrastructure developed and operated by others, including Sprint and certain of the Investors who have the right to sell services purchased from us under the 4G MVNO Agreement.

Our residential voice and planned mobile voice services will also face significant competition. Primarily, our mobile VoIP service offering will compete with many of our current competitors that also provide voice communications services. Additionally, we may face competition from companies that offer VoIP telephony services over networks operated by third parties.

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. Additionally, AT&T, and Verizon Wireless, among others, have announced plans to deploy LTE technology, with Verizon Wireless announcing that they expect to launch service beginning in the fourth quarter of 2010. This service may provide significant competition when it becomes available in the future.

The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and changing regulatory requirements. Additionally, our planned deployment of 4G technology depends on the continued development and delivery of commercially sufficient quantities of network equipment and subscriber devices based on the 4G technology standard from third-party suppliers. We believe that our success depends on our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on future technological development, such as:

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

Using licensed spectrum, whether owned or leased, poses additional risks to us, including:

•	inability to satisfy build-out or service deployment requirements on which some of our spectrum licenses or leases are, or may be, conditioned, which may result in the loss of our rights to the spectrum subject to the requirements;

•	adverse changes to regulations governing our spectrum rights;

•	inability to use a portion of the spectrum we have acquired or leased due to interference from licensed or unlicensed operators in our band or in adjacent bands or due to international coordination issues;

•	refusal by the FCC or one or more foreign licensing authorities to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

•	inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•	inability to obtain or lease more spectrum in the future due to the possible imposition of limits or caps on our spectrum holdings;

•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

•	failure of the FCC or other regulators to renew our spectrum licenses or those of our lessors as they expire;

•	failure to obtain extensions or renewals of spectrum leases, or an inability to renegotiate such leases, on terms acceptable to us before they expire, which may result in the loss of spectrum we need to operate our network in the market covered by the spectrum leases;

•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum both in the United States and internationally; and

•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

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

We have experienced service interruptions in some markets in the past and we may experience service interruptions or system failures in the future. Any service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues or increase in churn. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures in an effort to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect.

Our services depend on the development and continuing operation of various IT and communications systems, including our billing system, some of which are not within our control. Currently, we do not have in place IT and communication systems that will meet all of our future business requirements. Thus, we must be able to develop these IT and communication systems, and any failure to do so may limit our ability to offer the services we intend to offer and may adversely affect our operating results. Any damage to or failure of our current or future IT and communications systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our network is unreliable. Our systems are vulnerable to damage or interruption from earthquakes and other natural disasters, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at our network centers could result in lengthy interruptions in our service and adversely affect our operating results.

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the Senior Secured Notes.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2009, we have approximately $2.71 billion of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business.

For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Secured Notes and the Rollover Notes;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	make it more difficult to satisfy our financial obligations, including payments on the Senior Secured Notes;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

Restrictive covenants in the Indenture governing the Senior Secured Notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indenture governing the Senior Secured Notes, which we refer to as the Indenture, contains, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The Indenture, among other things, limits our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	merge, consolidate or sell substantially all of our assets;

•	make investments and acquire assets;

•	make certain payments on indebtedness; and

•	issue certain preferred stock or similar equity securities.

A breach of the covenants or restrictions under the Indenture could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or crossdefault provision applies. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been pledged as collateral for the benefit of the holders of the Senior Secured Notes. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of additional financing.

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

Although we are compliant with the FCC’s November 28, 2005 mandate that all interconnected VoIP providers transmit all 911 calls to the appropriate public safety answering point, our VoIP emergency calling service is significantly more limited than the emergency calling services offered by traditional telephone companies. Our VoIP emergency calling service can transmit to a dispatcher at a public safety answering point only the location information that the subscriber has registered with us, which may at times be different from the actual location at the time of the call due to the portability of our services. As a result, if our subscribers fail to properly register or update their registered locations, our emergency calling systems may not assure that the appropriate public safety answering point is reached and may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Our failure to develop or operate an adequate emergency calling service could subject us to substantial liabilities and may result in delays in subscriber adoption of our VoIP services or our other services, abandonment of our services by subscribers, and litigation costs, damage awards and negative publicity, any of which could harm our business, prospects, financial condition or results of operations. In addition, our deployment of mobile interconnected VoIP services faces additional E911 regulatory uncertainty, as discussed above in “Business — Regulatory Matters — Interconnected VoIP services regulation.”

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

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our ability to achieve our business objectives. If we fail to comply with these regulations, we may be subject to penalties including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our acquisition, lease, maintenance and use of spectrum licenses are extensively regulated by federal, state, local and foreign governmental entities. These regulations are subject to change over time. In addition, a number of other federal, state, local and foreign privacy, security and consumer laws also apply to our business, including our interconnected VoIP telephony service. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. FCC spectrum licensing, service and other current or future rules, or interpretations of current or future rules, could affect the breadth of the IP-based broadband services we are able to offer, including VoIP telephony, video and certain other services. Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects our business indirectly.

In order to provide “interconnected” VoIP service, we need to obtain, on behalf of our customers, North American Numbering Plan telephone numbers, the availability of which may be limited in certain geographic areas of the United States and subject to other regulatory restrictions. As an “interconnected” VoIP and facilities-based wireless broadband provider, we are required under FCC rules to comply with CALEA, which requires service providers to build certain capabilities into their networks and to accommodate wiretap requests from law enforcement agencies. We are also required to comply with FCC number portability and discontinuance of service rules.

In addition, the FCC or other regulatory authorities may in the future restrict our ability to manage subscribers’ use of our network, thereby limiting our ability to prevent or manage subscribers’ excessive bandwidth demands. To maintain the quality of our network and user experience, we manage our network by limiting the bandwidth used by our subscribers during periods of network congestion. These practices are set forth in our Acceptable Use Policy. Some providers and users have objected to network management practices of telecommunications carriers. If the FCC or other regulatory authorities were to adopt regulations that constrain our ability to employ bandwidth management practices, excessive bandwidth use would likely reduce the quality of our services for all subscribers. A decline in the quality of our services could harm our business, or even result in litigation from dissatisfied subscribers.

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

The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, the FCC or other regulatory authorities may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license, and we may not be able to renew our licenses on favorable terms, or at all.

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

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on legacy or mobile WiMAX technology, or to offer additional services, such as VoIP, or competitors may develop or patent such technologies or processes in the future. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims can be time consuming, distracting and costly, even if the claims prove to be without merit. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.

Our business will depend on a strong brand, and if we do not develop, maintain and enhance our brands, our ability to attract and retain subscribers may be impaired and our business and operating results may be adversely affected.

We believe that our brands will be a critical part of our business. Developing, maintaining and enhancing our brands may require us to make substantial investments with no assurance that these investments will be successful. If we fail to develop, promote and maintain strong brands, or if we incur significant expenses to promote the brands and are still unsuccessful in maintaining a strong brand, our business, prospects, operating results and financial condition may be adversely affected. We anticipate that developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive now that we are focused on promoting and marketing our 4G services under the CLEARtm brand.

Our businesses outside the United States operate in a competitive environment different than the environment within the United States. Any difficulties in managing these businesses could occupy a disproportionate amount of our management’s attention and disrupt our operations.

We operate or hold spectrum outside of the United States through our subsidiaries in Belgium, Ireland, Germany, Poland and Spain and an investment in Mexico. Subject to the limitations imposed by the Equityholders’

Agreement, we may elect to pursue additional opportunities in certain international markets through acquisitions and strategic alliances; however, our focus will be on markets within the United States. Our activities outside the United States operate in different environments than we face in the United States, particularly with respect to regulation of competition and spectrum. Due to these differences, our activities outside the United States may require a disproportionate amount of our management and financial resources, which could disrupt our operations and adversely affect our business elsewhere.

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

Our future success depends largely on the expertise and reputation of the members of our senior management team. In addition, we intend to hire additional highly skilled individuals to staff our operations and our support functions. Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our domestic and international operations could adversely affect our ability to implement our business strategy and operate our business. Additionally, we have undergone a number of changes in our senior management team in recent periods, and we face the risk that some members of our senior management team will not integrate into our operations as quickly or perform as successfully as we would expect.

Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.

Under the Operating Agreement, Clearwire Communications will make distributions to its members, generally on a pro rata basis in proportion to the number of Clearwire Communications Class A Common Interests and Clearwire Communications Class B Common Interests, which we refer to collectively as the Clearwire Communications Non-Voting Interests, held by each member, in amounts so that the aggregate portion distributed to Clearwire in each instance will be the amount necessary to pay all taxes then reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications (including any items of income, gain, loss or deduction allocated to Clearwire under the principles of Section 704(c) of the Internal Revenue Code of 1986, which we refer to as the Code), after taking into account all net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire. These mandatory tax distributions, which must be made on a pro rata basis to all members even if those members are allocated less income, proportionately, than is Clearwire, may deprive Clearwire Communications of funds that are required in its business.

The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation. If use of its net operating losses are limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire.

Any limitation on the ability of Clearwire to use its net operating losses, which we refer to as NOLs, to offset income allocable to Clearwire increases the likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire. If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire

Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional distributions and, as discussed below, possible additional tax loans to Sprint.

At present, Clearwire has substantial NOLs for United States federal income tax purposes. In particular, we believe that Clearwire’s cumulative tax loss as of December 31, 2009, for United States federal income tax purposes, was approximately $1.6 billion. A portion of Clearwire’s NOLs is subject to certain annual limitations imposed under Section 382 of the Code. Subject to the existing Section 382 limitations, and the possibility that further limitations under Sections 382 and 384 may arise after the Closing (as a result of the Rights Offering or other future transactions), Clearwire’s NOLs generally will be available to offset items of income and gain allocated to Clearwire by Clearwire Communications.

The use by Clearwire of its NOLs may be further limited if Clearwire is affected by an “ownership change,” within the meaning of Section 382 of the Code. Broadly, Clearwire will have an ownership change if, over a three-year period, the portion of the stock of Clearwire, by value, owned by one or more “five-percent stockholders” increases by more than 50 percentage points. Clearwire believes that the Rights Offering may cause an ownership change. An exchange by an Investor of Clearwire Communications Class B Common Interests and Class B Common Stock for Class A Common Stock may also cause or contribute to an ownership change of Clearwire. Clearwire has no control over the timing of any such exchange. If Clearwire undergoes an ownership change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the ownership change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the ownership change and a specified rate based on long-term tax-exempt bond yields.

Separately, under Section 384 of the Code, Clearwire may not be permitted to offset built-in gain in assets acquired by it in certain tax-free transactions, if the gain is recognized within five years of the acquisition of the built-in gain assets, with NOLs arising before the acquisition of the built-in gain assets. Section 384 may apply to built-in gain to which Clearwire succeeds in the case of a holding company exchange by an Investor.

Tax loans that Clearwire Communications may be required to make to Sprint in connection with the sale of certain former Sprint built-in gain assets may deprive Clearwire Communications of funds that are required to operate its business.

Under the Operating Agreement, if Clearwire Communications or any of its subsidiaries enters into a transaction that results in the recognition of any portion of the built-in gain with respect to a former Sprint asset (other than in connection with the dissolution of Clearwire Communications or the disposition of certain specified Sprint assets), Clearwire Communications will be required, upon delivery by Sprint of a timely request therefore, to make a tax loan to Sprint on the terms set forth in the Operating Agreement. The principal amount of any tax loan to Sprint will be the amount by which the built-in gain recognized by Sprint on the sale of former Sprint assets exceeds any tax losses allocated by Clearwire Communications to Sprint in the taxable year in which the sale of such built in gain assets occurs, multiplied by then-highest marginal federal and state income tax rates applicable to corporations resident in the state in which Sprint’s principal corporate offices are located (taking into account the deductibility of state taxes for federal income tax purposes). Interest on any tax loan will be payable by Sprint to Clearwire Communications semiannually at a floating rate equal to the higher of (a) the interest rate for Clearwire Communications’ unsecured floating rate indebtedness and (b) the interest rate for Sprint’s unsecured floating rate indebtedness plus 200 basis points. Principal on any tax loan to Sprint is payable in equal annual installments from the tax loan date to the later of (x) the 15th anniversary of the Closing or (y) the first anniversary of the tax loan date. Any tax loan that Clearwire Communications is required to make to Sprint may deprive Clearwire Communications of funds that are required in its business.

The tax allocation methods adopted by Clearwire Communications are likely to result in disproportionate allocations of taxable income.

Clearwire and Sprint have contributed to Clearwire Communications assets that have a material amount of built-in gain for income tax purposes — meaning that the fair market value ascribed to those assets at the time of contribution, as reflected in the initial capital account balances and percentage interests in Clearwire Communications received by Clearwire and Sprint, is greater than the current basis of those assets for tax purposes. For this purpose, the fair market value ascribed to those assets at the time of contribution was calculated based upon a value of $17 per Clearwire Communications Non-Voting Interest plus liabilities assumed by Clearwire Communications at the time of contribution. We refer to contributed assets that have a fair market value that exceeds the tax basis of those assets on the date of contribution as built-in gain assets. Under Section 704(c) of the Code, items of income, gain, loss or deduction of Clearwire Communications must be allocated among its members for tax purposes in a manner that takes account of the difference between the tax basis and the fair market value of the built-in gain assets. The built-in gain assets of Clearwire Communications with the largest amounts of built-in gain are spectrum and other intangible assets.

Clearwire Communications will maintain a capital account for each member, which will reflect the fair market value of the property contributed by that member to Clearwire Communications and the amount of which generally will correspond to the member’s percentage interest in Clearwire Communications. For capital account purposes, Clearwire Communications will amortize the value of the contributed built-in gain assets, generally on a straight-line basis over a period of up to 15 years, and each member will be allocated amortization deductions, generally on a pro rata basis in proportion to the number of Clearwire Communications Non-Voting Interests held by the member as compared to the total number of Clearwire Communications Non-Voting Interests. Tax amortization on a built-in gain asset, which will be based on the tax basis of that asset, will be allocated first to the non-contributing members (meaning members other than Clearwire, in the case of former Clearwire assets, and members other than Sprint, in the case of former Sprint assets), in an amount up to the capital account amortization allocated to that member with respect to that asset. Thus, the consequence of the built-in gain will be that Clearwire, in the case of former Clearwire assets, will be allocated amortization deductions for tax purposes that are less than its share of the capital account amortization with respect to those assets. In this circumstance, Clearwire will recognize over time, in the form of lower tax amortization deductions, the built-in gain for which it was given economic credit at the time of formation of Clearwire Communications.

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

The use of the remedial method for all of the Old Clearwire assets, but for only a portion of the former Sprint assets, means that Clearwire will bear the entire tax burden with respect to the built-in gain on the Old Clearwire assets, and will have shifted to it a portion of the tax burden with respect to the built-in gain on the former Sprint assets. Accordingly, Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and Clearwire may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire’s NOLs under Section 382 and Section 384 of the Code, Clearwire’s NOLs are generally expected to be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See “Risk Factors — The ability of Clearwire to use its NOLs to offset its income and gain is subject to limitation. If use of its NOLs is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire” beginning on page 39. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” and “Certain Relationships and Related Transactions, and Director Independence” beginning on pages 38 and 127, respectively, of this report.

Sales of certain former Clearwire assets by Clearwire Communications may trigger taxable gain to Clearwire.

If Clearwire Communications sells, in a taxable transaction, an Old Clearwire asset that had built-in gain at the time of its contribution to Clearwire Communications, then, under Section 704(c) of the Code, the tax gain on the sale of the asset generally will be allocated first to Clearwire in an amount up to the remaining (unamortized) portion of the built-in gain on the Old Clearwire asset. Under the Operating Agreement, unless Clearwire Communications has a bona fide non-tax business need (as defined in the Operating Agreement), Clearwire Communications will not enter into a taxable sale of Old Clearwire assets that are intangible property and that would cause Clearwire to be allocated under Section 704(c) more than $10 million of built-in gains during any 36-month period. For this purpose, Clearwire Communications will have a bona fide non-tax business need with respect to the sale of Old Clearwire assets, if (1) the taxable sale of the Old Clearwire assets will serve a bona fide business need of Clearwire Communications’ wireless broadband business and (2) neither the taxable sale nor the reinvestment or other use of the proceeds is significantly motivated by the desire to obtain increased income tax benefits for the members or to impose income tax costs on Clearwire. Accordingly, Clearwire may recognize built-in gain on the sale of Old Clearwire assets (1) in an amount up to $10 million, in any 36-month period, and (2) in greater amounts, if the standard of bona fide non-tax business need is satisfied. If Clearwire Communications sells Old Clearwire assets with unamortized built-in gain, then Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire’s NOLs under Section 382 and Section 384 of the Code, Clearwire’s NOLs are generally expected to be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See the section titled “Risk Factors — The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation If use of its NOLs is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire” beginning on page 39 of this report. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” and “Certain Relationships and Related Transactions, and Director Independence” beginning on pages 38 and 127, respectively, of this report.

Sprint and the Investors may shift to Clearwire the tax burden of additional built-in gain through a holding company exchange.

Under the Operating Agreement, Sprint or an Investor may affect an exchange of Clearwire Communications Class B Common Interests and Class B Common Stock for Class A Common Stock by transferring to Clearwire a holding company that owns the Clearwire Communications Class B Common Interests and Class B Common Stock in a transaction intended to be tax-free for United States federal income tax purposes (which the Operating Agreement refers to as a holding company exchange). In particular, if Clearwire, as the managing member of Clearwire Communications, has approved a taxable sale by Clearwire Communications of former Sprint assets that are intangible property and that would cause Sprint to be allocated under Section 704(c) of the Code more than $10 million of built-in gain during any 36-month period, then, during a specified 15-business-day period, Clearwire Communications will be precluded from entering into any binding contract for the taxable sale of the former Sprint assets, and Sprint will have the right to transfer Clearwire Communications Class B Common Interests and Class B Common Stock to one or more holding companies, and to transfer those holding companies to Clearwire in holding company exchanges. In any holding company exchange, Clearwire will succeed to all of the built-in gain and other tax characteristics associated with the transferred Clearwire Communications Class B Common Interests, including (1) in the case of a transfer by Sprint, any remaining portion of the built-in gain existing at the formation of

Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Interests, and any Section 704(c) consequences associated with that built-in gain, and (2) in the case of any transfer, any built-in gain arising after the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Interests. Section 384 of the Code may limit the ability of Clearwire to use its NOLs arising before the holding company exchange to offset any built-in gain of Sprint or an Investor to which Clearwire succeeds in such an exchange. Accordingly, Clearwire may incur a material liability for taxes as a result of a holding company exchange, even if it has substantial NOLs. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” beginning on page 38 and “Certain Relationships and Related Transactions, and Director Independence” beginning on page 127 of this report.

ITEM 1B.	Unresolved Staff Comments

There were no unresolved staff comments as of December 31, 2009.

ITEM 2.	Properties

Our executive offices are currently located in the Kirkland, Washington area, where we lease approximately 185,000 square feet of space. The leases for our executive offices expire at various dates through 2019.

We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our current facilities have sufficient capacity to meet the projected needs of our business for the next 12 months.

The following table lists our significant leased properties and the inside square footage of those properties:

Approximate Size
City, State (Function)	(Square Feet)

Kirkland, WA area (headquarters and administrative)	185,000
Herndon, VA (administrative and WiMAX lab)	130,000
Las Vegas, NV (call center)	55,000
Henderson, NV (administrative and warehouse space)	53,000
Milton, FL (call center)	40,000

We lease additional office space in many of our current and planned markets. We also lease approximately 120 retail stores and mall kiosks. Our retail stores, excluding mall kiosks, range in size from approximately 480 square feet to 2,800 square feet, with leases having terms typically from three to seven years. Internationally, as of December 31, 2009, we also have offices in Dublin, Ireland; Bucharest, Romania; Brussels, Belgium; Madrid, Spain and Warsaw, Poland.

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

On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the United States District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering 4G mobile WiMAX services to subscribers in compliance with the 802.16e WiMAX standard, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringe the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. We filed an Amended Answer on June 25, 2009, adding a counter-claim for declaratory judgment of non-infringement and invalidity of the subject patents. A trial is scheduled for December 2010, and the parties commenced discovery in early 2009. On December 21, 2009, Adaptix filed but did not serve an additional suit for patent infringement in the United States District Court for the Eastern District of Texas. That suit alleges infringement of one patent related to those asserted in the previously filed suit. We have not been served and therefore have not appeared in the newly-filed suit. On February 23, 2010, we reached a resolution with Adaptix and Sprint regarding Adaptix’s patent infringement litigations pending in the United States District Court for the Eastern District of Texas, whereby the pending litigations will be dismissed without prejudice.

On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs have 30 days to move the Court for leave to amend the complaint. Whether plaintiffs will seek such leave is not determinable at this time.

On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices. It seeks declaratory, injunctive, and/or equitable relief and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. Prior to the Court ruling on the motion to dismiss, plaintiff moved the Court for leave to file a further amended complaint. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff 20 days to amend the complaint. The Court dismissed plaintiff’s motion for leave to amend as moot. This case is in the early stages of litigation, and its outcome is unknown.

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

Market Prices of Common Stock

Our Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol “CLWR.” Prior to the closing of the Transactions, we were not publicly listed. The following table sets forth the quarterly high and low sales prices of Class A Common Stock as reported on the NASDAQ Global Select Market for the trading period of December 1, 2008, following the closing of the Transactions (the date at which we became a publicly listed company), through December 31, 2009:

	High	Low

Period From December 1, 2008 to December 31, 2008	$7.80	$3.24
Year Ended December 31, 2009:
First Quarter	$5.15	$2.79
Second Quarter	$6.50	$4.24
Third Quarter	$9.25	$5.27
Fourth Quarter	$8.26	$5.43

The last reported sales price of our Class A Common Stock on the NASDAQ Global Select Market on February 19, 2010 was $6.97.

As of February 19, 2010 there were 151 holders of record of Class A Common Stock. As many shares of Class A Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of Class A Common Stock represented by these record holders.

There is currently no established public trading market for our Class B Common Stock.

Class A Common Stock Repurchases

There were no Class A Common Stock repurchases during the period.

Equity Compensation Plan

In connection with the closing of the Transactions, we assumed the Old Clearwire 2008 Stock Compensation Plan, the Old Clearwire 2007 Stock Compensation Plan and the Old Clearwire 2003 Stock Option Plan.

The table below presents information as of December 31, 2009 for our equity compensation plans, which was previously approved by Old Clearwire’s stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

Number of Securities
Remaining Available
	Number of Securities			for Future Issuance
	To Be Issued Upon			Under Equity
	Exercise of			Compensation Plans
	Outstanding Options			(Excluding
	And Vesting of		Weighted Average	Securities
	Restricted		Exercise Price	Reflected in the
Plan Category	Stock Units(1)		of Options(3)	First Column)

Equity compensation plans approved by stockholders	33,390,925	(2)	$11.09	62,229,805

(1)	All of the securities were acquired in connection with the closing of the Transactions.

(2)	Our equity compensation plans authorize the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Of these shares, 11,853,194 are to be issued upon the exercise of outstanding options and 21,537,731 are to be issued pursuant to the vesting of outstanding restricted stock units.

(3)	As there is no exercise price for restricted stock units, this price represents the weighted average exercise price of stock options only.

Dividend Policy

We have not declared or paid any cash dividends on our Class A Common Stock since the closing of the Transactions. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes impose significant restrictions on our ability to pay dividends to our stockholders.

Performance Graph

The graph below compares the annual percentage change in the cumulative total return on our Class A Common Stock with the NASDAQ Composite Index and the NASDAQ Telecom Index. The graph shows the value as of December 31, 2009, of $100 invested on December 1, 2008, the day our stock was first publicly traded, in Class A Common Stock, the NASDAQ Composite Index and the NASDAQ Telecom Index.

Comparison of Cumulative Total Returns
Among Clearwire, NASDAQ Composite Index, and NASDAQ Telecom Index

	12/31/08	1/31/09	2/28/09	3/31/09	4/30/09	5/31/09	6/30/09	7/31/09	8/31/09	9/30/09	10/31/09	11/30/09	12/31/09

Clearwire	$100.00	$81.14	$65.31	$104.46	$112.37	$90.26	$112.17	$164.30	$155.38	$164.91	$126.98	$114.81	$137.12

NASDAQ Composite Index	$100.00	$93.62	$87.37	$96.93	$108.89	$112.51	$116.36	$125.46	$127.40	$134.58	$129.68	$135.99	$143.89

NASDAQ Telecom Index	$100.00	$98.01	$91.14	$103.14	$124.06	$128.22	$128.56	$140.57	$138.29	$145.25	$135.71	$141.30	$148.24

ITEM 6.	Selected Financial Data

The following selected historical financial data are derived from our audited financial statements and related notes that are included elsewhere in this report. The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2009	2008(1)	2007(1)
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$274,458	$20,489	$—
Cost of goods and services and network costs (exclusive of items shown separately below)	422,116	131,489	48,865
Selling, general and administrative expense	568,063	150,940	99,490
Depreciation and amortization	208,263	58,146	3,979
Spectrum lease expense	259,359	90,032	60,051
Transaction related expenses	—	82,960	—

Total operating expenses	1,457,801	513,567	212,385

Operating loss	(1,183,343)	(493,078)	(212,385)

Other income (expense):
Interest income	9,691	1,091	—
Interest expense	(69,468)	(16,545)	—
Other income (expense), net	(10,014)	(22,208)	4,022

Total other income (expense), net	(69,791)	(37,662)	4,022

Loss before income taxes	(1,253,134)	(530,740)	(208,363)
Income tax provision	(712)	(61,607)	(16,362)

Net loss	(1,253,846)	(592,347)	(224,725)
Less: non-controlling interests in net loss of consolidated subsidiaries	928,264	159,721	—

Net loss attributable to Clearwire Corporation	$(325,582)	$(432,626)	$(224,725)

Net loss per Clearwire Corporation Class A Common Share(2):
Basic	$(1.72)	$(0.16)

Diluted	$(1.74)	$(0.28)

Weighted average Clearwire Corporation Class A Common Shares outstanding:
Basic	194,696	189,921
Diluted	741,071	694,921
Other Financial Data:
Capital expenditures	$1,540,030	$574,957	$329,469

(1)	The year ended December 31, 2008 includes the results of operations for the Sprint WiMAX Business for the first eleven months of 2008 prior to the closing of the Transactions and the results of our operations subsequent to the Closing. The 2007 operations data represents the Sprint WiMAX Business’ historical results of operations.

(2)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008 and for the year ended December 31, 2009.

	2009	2008	2007
	(In thousands)

Operating Data:
Subscribers:(1)
United States:
Retail	595	424	—
Wholesale	46	—	—
International — Retail	47	51	—

(1)	Represents the number of households and business or governmental entities receiving wireless broadband connectivity through our network.

	2009	2008	2007
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$1,698,017	$1,206,143	$—
Investments (short- and long-term)	2,194,348	1,920,723	—
Property, plant and equipment, net	2,596,520	1,319,945	491,896
Spectrum licenses, net	4,495,134	4,471,862	2,642,590
Total assets	11,267,853	9,124,167	3,144,158
Long-term debt, net	2,714,731	1,350,498	—
Total stockholders’ equity	7,772,368	7,502,810	2,464,936

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

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

Recent Developments and Overview

As of December 31, 2009, we operated in 61 markets in the United States and Europe, covering an estimated 44.7 million people. We had approximately 642,000 retail and 46,000 wholesale subscribers as of December 31, 2009. We are the first mobile broadband service provider to launch a 4G mobile broadband network in the United States based on the 802.16e standard, which we refer to as mobile WiMAX. The mobile WiMAX standard facilitates fourth generation wireless services, which are commonly referred to in the wireless industry as 4G mobile broadband services. We operated 4G mobile broadband networks in 27 of our markets in the United States as of December 31, 2009, covering an estimated population of 34.5 million people. These markets include, among others, Atlanta, Baltimore, Charlotte, Chicago, Dallas, Honolulu, Las Vegas, Philadelphia, Portland, Oregon, San Antonio, and Seattle.

As of December 31, 2009, our other 34 markets continued to operate with a legacy network technology. Our legacy network technology is based on a proprietary set of technical standards offered by a subsidiary of Motorola. This pre-4G technology offers higher broadband speeds than traditional wireless carriers, but lacks the mobile functionality of our current 4G technology. In 2009, we converted 16 of our legacy markets in the United States to 4G mobile broadband under the CLEARtm brand, and we intend to upgrade the majority of our remaining legacy markets in the United States to 4G technology over the next year.

During November 2009, we entered into agreements to raise a total of $4.336 billion, which included a $1.564 billion equity investment from the Participating Equityholders and gross proceeds of $2.772 billion from a debt issuance. The debt issuance allowed us to retire our existing indebtedness under our Senior Term Loan Facility and extend our debt maturity into 2015. We intend to use the net proceeds of this new financing to continue the expansion of our 4G mobile broadband networks. Our current plan is to expand our 4G mobile broadband networks

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

to reach up to 120 million MHz-POPs by the end of 2010 and launch our 4G mobile broadband network in several new markets during 2010, including New York, Boston, Washington D.C., Houston, and the San Francisco Bay Area. Our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in our launched markets.

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, which we refer to as the CODM, in deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the CODM as our Chief Executive Officer. As our business continues to mature, we assess how we view and operate our business. Based on the nature of our operations, we market a product that is basically the same product across our United States and international markets. Our CODM assesses and reviews the Company’s performance and makes resource allocation decisions at the domestic and international levels. For the years ended December 31, 2009 and 2008, we have identified two reportable segments: the United States and the International business. In 2007, we only had one reportable business segment: the United States, as we had no international operations prior to the completion of the Transactions on November 28, 2008, when Old Clearwire and the Sprint WiMAX business combined their next generation wireless broadband businesses to form Clearwire.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to long-lived assets and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.

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

We have identified the following accounting policies and estimates that involve a higher degree of judgment or complexity and that we believe are key to an understanding of our financial statements: spectrum licenses; impairments of long-lived assets; share-based compensation; accounting for property, plant & equipment; and the deferred tax asset valuation allowance.

Spectrum Licenses

We have three types of arrangements for spectrum licenses: owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives and spectrum leases. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. Changes in these factors may have a significant effect on our assessment of the useful lives of our owned spectrum licenses.

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

We assess the impairment of intangible assets with indefinite useful lives, consisting primarily of spectrum licenses, at least annually, or whenever an event or change in circumstances indicates that the carrying value of such asset or group of assets may not be recoverable. Our annual impairment testing is performed as of each October 1st and we perform a review of the existence of events or changes in circumstances related to the recoverability of our intangible assets with indefinite useful lives on a quarterly basis. Factors we consider important, any of which could trigger an impairment review, include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in our use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

Our spectrum licenses in the United States are combined into a single unit of account for purposes of testing impairment because management believes that utilizing these licenses as a group represents the highest and best use of the assets and is consistent with the management’s strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network.

The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of the intangible asset with its carrying amount. We performed our test of the fair value of spectrum using a discounted cash flow model (the Greenfield Approach), which approximates value by assuming a company is started owning only the spectrum licenses, and then makes investments required to build an operation comparable to the one in which the licenses are presently utilized. We utilized a 10 year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures, availability of adequate funding, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans. The discount rate used in the model represents a weighted average cost of capital taking into account our cost of debt and equity financing weighted by the percentage of debt and equity in our target capital structure and the perceived risk associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace’s long term growth rate. We had no impairment of our indefinite lived intangible assets in any of the periods presented. If the projected rate of growth of revenues and capital expenditures were to decline by 5%, the fair values of the licenses, while less than currently projected, would still be higher than their book values. The accounting estimates for our intangible assets with indefinite useful lives require management to make significant assumptions about fair value based on forecasted cash flows that consider our business and technology strategy, management’s views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. If there is a substantial adverse decline in the operating profitability of the wireless service industry, we could have material impairment charges in future years which could adversely affect our results of operations and financial condition.

Impairments of Long-lived Assets

We review our long-lived assets to be held and used, including property, plant and equipment, which we refer to as PP&E, and intangible assets with definite useful lives, which consists primarily of spectrum licenses with definite lives, for recoverability whenever an event or change in circumstances indicates that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Such circumstances include, but are not limited to the following:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projections of continuing losses associated with use of the asset;

•	a significant change in our business or technology strategy;

•	a significant change in our management’s views of growth rates for our business; and

•	a significant change in the anticipated future economic and regulatory conditions and expected technological availability.

We evaluate quarterly, or as needed, whether such events and circumstances have occurred. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. When such events or circumstances exist, we would determine the recoverability of the asset’s carrying value by estimating the undiscounted future net cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use of the asset. Recoverability analyses, when performed, are based on forecasted cash flows that consider our business and technology strategy, management’s views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. For purposes of recognition and measurement, we group our long-lived assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and we test for impairment on an aggregate basis for assets in the United States consistent with the management of the business on a national scope.

If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value. During the year ended December 31, 2009, there were no triggering events requiring us to perform an impairment test for long-lived assets.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our network, including network equipment and cell site development costs. This assessment includes the write-off of network equipment for estimated shrinkage experienced during the deployment process and the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed.

Share-Based Compensation

We account for our share-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees and directors based on estimated fair values. We recognize compensation costs, net of estimated forfeitures, for those shares expected to vest on a graded vesting schedule over the requisite service period of the award, which is generally the option vesting term of four years.

We issue incentive awards to our employees through stock-based compensation consisting of stock options and restricted stock units, which we refer to as RSUs. The value of RSUs is determined using the fair value method, which in this case, is based on the number of shares granted and the quoted price of Class A Common Stock on the date of grant. In determining the fair value of stock options, we use the Black-Scholes option pricing model, which we refer to as BSM, to estimate the fair value of stock options which requires complex and judgmental assumptions including estimated stock price volatility and employee exercise patterns (expected life of the option). The computation of expected volatility is based on an average historical volatility from common shares of a group of our peers as well as our own volatility. The expected life of options granted is based on the simplified calculation of expected life due to lack of option exercise history. If any of the assumptions used in the BSM change significantly, share-based compensation expense may differ materially for future grants as compared to the current period.

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

We recognize compensation expense for only the portion of stock options or RSUs that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to stock-based compensation expense may be required in future periods.

Property, Plant & Equipment

As we continue to deploy our network, a significant portion of our total assets is PP&E. PP&E represented $2.6 billion of our $11.3 billion in total assets as of December 31, 2009. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we periodically review these factors to assess the remaining life of our asset base. When these factors indicate that an asset’s useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life.

We capitalize certain direct costs incurred to prepare the asset for its intended use. We also capitalize interest associated with the acquisition or construction of network-related assets. Capitalized interest and direct costs are reported as part of the cost of the network-related assets and as a reduction in the related expense in the statement of operations.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

Results of Operations

Within this “Results of Operations” section, we disclose results of operations on both an “as reported” and a “pro forma” basis. The reported results for 2008 and 2007 are not necessarily representative of our ongoing operations as Old Clearwire’s results are included only for the period of time after the November 28, 2008 Closing. Prior to that date, the reported results reflect only the Sprint WiMAX Business’ results. Therefore, to facilitate an understanding of our trends and on-going performance, we have presented pro forma results in addition to the reported results. The unaudited pro forma combined statements of operations were prepared in accordance with Article 11- Pro forma Financial Information of Securities and Exchange Commission Regulation S-X. The pro forma results include both the Sprint WiMAX Business and Old Clearwire for 2008 and 2007, as adjusted for certain pro forma purchase accounting adjustments and other non-recurring charges, and give effect to the Transactions as though the Closing had occurred as of January 1, 2007. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation.” The unaudited pro forma combined statements of operations do not give effect to the offering of the Senior Secured Notes and the additional Private Placement or the Rights Offering or the application of the net proceeds from these transactions.

The following table sets forth as reported operating data for the periods presented (in thousands, except per share data).

As Reported Results — Year Ended December 31, 2009 Compared to the Years Ended December 31, 2008 and 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007

Revenues	$274,458	$20,489	$—
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	422,116	131,489	48,865
Selling, general and administrative expense	568,063	150,940	99,490
Depreciation and amortization	208,263	58,146	3,979
Spectrum lease expense	259,359	90,032	60,051
Transaction related expenses	—	82,960	—

Total operating expenses	1,457,801	513,567	212,385

Operating loss	(1,183,343)	(493,078)	(212,385)
Other income (expense):
Interest income	9,691	1,091	—
Interest expense	(69,468)	(16,545)	—
Other income (expense), net	(10,014)	(22,208)	4,022

Total other income (expense), net	(69,791)	(37,662)	4,022

Loss before income taxes	(1,253,134)	(530,740)	(208,363)
Income tax provision	(712)	(61,607)	(16,362)

Net loss	(1,253,846)	(592,347)	(224,725)
Less: non-controlling interests in net loss of consolidated subsidiaries	928,264	159,721	—

Net loss attributable to Clearwire Corporation	$(325,582)	$(432,626)	$(224,725)

Net loss attributable to Clearwire Corporation per Class A Common Share(1):
Basic	$(1.72)	$(0.16)

Diluted	$(1.74)	$(0.28)

	Year Ended December 31,
	2009	2008	2007

Weighted average Clearwire Class A Common Shares outstanding:
Basic	194,696	189,921

Diluted	741,071	694,921

(1)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008 and for the year ended December 31, 2009.

Revenues

Revenues are primarily generated from subscription and modem lease fees for our 4G and pre-4G services, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Revenues	$274,458	$20,489	$—	1239.5%	N/M

The increase in revenues for 2009 compared to 2008 is primarily due to twelve months of revenues received from our operation of markets in 2009, compared to one month for 2008 following the Closing on November 28, 2008, when we acquired all of the Old Clearwire markets and subscribers. We launched 10 new 4G markets in 2009 and began offering our services through Wholesale Partners in all of our 4G markets. Revenues in the United States represented 88% and international represented 12% of total revenues for the year ended December 31, 2009, compared to 87% for the United States and 13% for international for the year ended December 31, 2008. As of December 31, 2009, we operated our services in 57 domestic and 4 international markets, compared to 47 domestic and 4 international markets as of December 31, 2008. Total subscribers in all markets were approximately 688,000 as of December 31, 2009, compared to 475,000 as of December 31, 2008.

The increase in revenues for 2008 compared to 2007 is primarily due to the revenues received from operations of Clearwire following the Closing on November 28, 2008, when we acquired all of the Old Clearwire markets and subscribers. There were no subscribers as of December 31, 2007.

We expect revenues to continue to increase due to the roll out of new 4G markets, which will increase the markets we serve and our subscriber base, and as a result of increased adoption of new services by our customers. In addition, we expect that average revenue per user, which we refer to as ARPU, to remain stable in 2010 compared to 2009 as increases resulting from multiple service offerings per customer will likely be offset by the impact of promotional pricing.

Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

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

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Cost of goods and services and network costs	$422,116	$131,489	$48,865	221.0%	169.1%

Cost of goods and services and network costs increased $290.6 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to an increase in tower lease and backhaul expenses resulting from the launch of new 4G markets. We incurred twelve months of tower lease and backhaul expense during 2009, compared to one month for 2008 following the Closing on November 28, 2008, when we acquired all of the Old Clearwire tower leases and backhaul agreements. During 2009, we incurred approximately $41.0 million related to write-offs of CPE and network and base station equipment and an increase in our obsolescence and shrinkage allowance. Also, we incurred approximately $10.1 million for cost abandonments associated with market redesigns.

Cost of goods and services and network costs increased $82.6 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to an increase in tower lease and backhaul expenses due to our acquisition of Old Clearwire on November 28, 2008.

We expect costs of goods and services and network costs to continue to increase in 2010 as we expand our network.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all of the following: costs associated with advertising, trade shows, public relations, promotions and other market development programs; third-party professional service fees; salaries and benefits, sales commissions, travel expenses and related facilities costs for sales, marketing, network development, executive, finance and accounting, IT, customer care, human resource and legal personnel; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch, which are included in cost of goods and services and network costs; and human resources, treasury services and other shared services.

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Selling, general and administrative expense	$568,063	$150,940	$99,490	276.4%	51.7%

The increase in 2009 compared to 2008 is consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our 4G mobile broadband services in additional markets, especially the higher sales and marketing and customer care expenses in support of the launch of new markets. Employee headcount increased at December 31, 2009 to approximately 3,440 employees compared to approximately 1,635 employees at December 31, 2008.

The increase in 2008 compared to 2007 is due to higher employee compensation and related costs, which includes facilities costs, resulting from the acquisition of Old Clearwire and all of its employees and higher sales and marketing and customer care expenses in support of the launch of the Baltimore market.

Our focus in 2010 will be on development and expansion of our wireless 4G network. We expect that cost per gross addition will remain stable in 2010 compared to 2009 as new markets are launched, consistent with our past operating experiences.

Depreciation and Amortization

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Depreciation and amortization	$208,263	$58,146	$3,979	258.2%	1361.3%

Depreciation and amortization expense primarily represents the depreciation recorded on PP&E and amortization of intangible assets and definite-lived owned spectrum. The increase in 2009 is primarily a result of new network assets placed into service to support our launches and continued network expansion. The increase is also due to 12 months depreciation and amortization expense recorded on assets acquired in connection with our acquisition of Old Clearwire, compared to approximately one month in 2008 for the period after the Closing on November 28, 2008.

During the year ended December 31, 2007, substantially all of the capital expenditures by the Sprint WiMAX Business represented construction work in progress and therefore very little depreciation was recorded.

We expect depreciation and amortization will continue to increase as additional 4G markets are launched and placed into service during 2010.

Spectrum Lease Expense

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Spectrum lease expense	$259,359	$90,032	$60,051	188.1%	49.9%

Total spectrum lease expense increased in 2009 compared to 2008 as a direct result of a significant increase in the number of spectrum leases held by us. We doubled the number of leased call signs when we acquired all of the Old Clearwire leases. The increase is also due to 12 months spectrum lease expense recorded on leases in 2009 for spectrum leases acquired from Old Clearwire, compared to approximately one month in 2008 for the period after the Closing on November 28, 2008.

Many of the leases were entered into before 2007 and the periodic payments before January 1, 2007 were funded by Sprint.

With the significant number of new spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.

Transaction Related Expenses

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Transaction related expenses	$—	$82,960	$—	N/M	N/M

Transaction related expenses in 2008 include a one-time $80.6 million settlement loss resulting from the termination of spectrum lease agreements under which Sprint leased spectrum to Old Clearwire prior to the Closing. As part of the Closing, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Closing, the spectrum lease agreements were effectively terminated, and the settlement of those agreements was accounted for as a separate element apart from the business combination. The settlement loss recognized from the termination was valued based on the amount by which the agreements were favorable or unfavorable to our business as compared to current market rates.

Interest Expense

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Interest expense	$(69,468)	$(16,545)	$—	(319.9)%	N/M

We incurred twelve months of interest costs totaling $209.6 million, which were partially offset by capitalized interest of $140.2 million for the year ended December 31, 2009. Interest expense for 2009 also includes an adjustment to accrete the debt to par value. Interest expense for 2008 included $7.9 million of interest expense recorded on the note payable to Sprint for the repayment of an obligation to reimburse Sprint for financing the Sprint WiMAX Business between April 1, 2008 and the Closing, which we refer to as the Sprint Pre-Closing Financing Amount, and one month of interest expense totaling $8.6 million on the long-term debt acquired from Old Clearwire.

We acquired our debt as a result of the acquisition of Old Clearwire on November 28, 2008; therefore we did not incur any interest expense during 2007.

Other Income (Expense), Net

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Other-than-temporary impairment loss on investments	$(10,015)	$(17,036)	$—	41.2%	N/M
Loss on undesignated swap contracts, net	(6,976)	(6,072)	—	14.9%	N/M
Gain on debt extinguishment	8,252	—	—	N/M	N/M
Other	(1,275)	900	4,022	(241.8)%	(77.6)%

Total	$(10,014)	$(22,208)	$4,022	54.9%	(652.2)%

During 2009, we recorded an other-than-temporary impairment loss of $10.0 million on our auction rate securities. During the year ended December 31, 2008, we incurred other-than-temporary impairment losses of $17.0 million related to these securities. We acquired our auction rate securities as a result of the acquisition of Old Clearwire on November 28, 2008; therefore we did not incur any other-than-temporary impairment losses during 2007.

During November 2009, we recorded a gain of $8.3 million in connection with the retirement of our Senior Term Loan Facility and terminated the swap contracts.

Income Tax Provision

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Income tax provision	$(712)	$(61,607)	$(16,362)	98.8%	(276.5)%

The decrease in the income tax provision for 2009 compared to 2008 is primarily due to the change in our deferred tax position as a result of the Closing. Prior to the Closing, the income tax provision was primarily due to increased deferred liabilities from additional amortization taken for federal income tax purposes by the Sprint WiMAX Business on certain indefinite-lived licensed spectrum. As a result of the Closing, the only United States temporary difference is the basis difference associated with our investment in Clearwire Communications, a partnership for United States income tax purposes.

The increase in the income tax provision for 2008 compared to 2007 is primarily due to increased deferred tax liabilities from additional amortization taken for federal income tax purposes by the Sprint WiMAX Business on certain indefinite-lived licensed spectrum prior to the Closing. The ongoing difference between book and tax amortization resulted in an additional deferred income tax provision of $61.4 million in 2008 prior to the Closing.

We project that the partnership will have additional losses in the United States in 2010. We do not believe such losses will be realizable at a more likely than not level and accordingly, the projected additional losses allocated to us in 2010 will not result in a United States tax provision or benefit for 2010.

Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Non-controlling interests in net loss of consolidated subsidiaries	$928,264	$159,721	$—	481.2%	N/M

The non-controlling interests in net loss represent the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, Comcast, Time Warner Cable, Intel and Bright House of Clearwire Communications Class B Common Interests. The increase in 2009 is primarily due to allocating 12 months of losses to the non-controlling interests in 2009 as compared to approximately one month in 2008. Prior to the Closing, there were no non-controlling interests.

Pro Forma Results — As Reported Results for the Year Ended December 31, 2009 Compared to the Pro Forma Results for the Years Ended December 31, 2008 and 2007

The unaudited pro forma combined statements of operations that follow are presented for informational purposes only and are not intended to represent or be indicative of the combined results of operations that would have been reported had the Transactions been completed as of January 1, 2007 and should not be taken as representative of the future consolidated results of operations of the Company.

The following unaudited pro forma combined statements of operations for the years ended December 31, 2008 and 2007 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the audited consolidated financial statements of Clearwire for the years ended December 31, 2008 and 2007; (2) the audited consolidated financial statements of Old Clearwire for the year ended December 31, 2007; and (3) the unaudited accounting records for the period January 1, 2008 to November 28, 2008 for Old Clearwire. The unaudited pro forma combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto. A reconciliation of pro forma amounts to reported amounts has been included under the heading “Pro Forma Reconciliation”. The unaudited pro forma combined statements of operations do not give effect to the offering of the Senior Secured Notes and the additional Private Placement or the Rights Offering or the application of the net proceeds from these transactions.

The following table sets forth pro forma operating data for Clearwire adjusted for the related purchase accounting adjustments and other non-recurring charges, for the periods presented (in thousands):

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Actual)	(Pro Forma)	(Pro Forma)

Revenues	$274,458	$230,646	$151,440
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	422,116	285,759	156,146
Selling, general and administrative expense	568,063	484,421	461,553
Depreciation and amortization	208,263	128,602	80,766
Spectrum lease expense	259,359	250,184	190,942

Total operating expenses	1,457,801	1,148,966	889,407

Operating loss	(1,183,343)	(918,320)	(737,967)
Other income (expense):
Interest income	9,691	18,569	65,736
Interest expense	(69,468)	(192,588)	(192,624)
Other income (expense), net	(10,014)	(89,415)	(36,304)

Total other income (expense), net	(69,791)	(263,434)	(163,192)

Loss before income taxes	(1,253,134)	(1,181,754)	(901,159)
Income tax provision	(712)	—	—

Net loss	(1,253,846)	(1,181,754)	(901,159)
Less: non-controlling interests in net loss of consolidated subsidiaries	928,264	867,608	663,098

Net loss attributable to Clearwire Corporation	$(325,582)	$(314,146)	$(238,061)

Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(1.72)	$(1.62)	$(1.22)

Diluted	$(1.74)	$(1.73)	$(1.28)

Weighted average Class A Common Shares outstanding:
Basic	194,696	194,484	194,484

Diluted	741,071	723,307	723,307

Revenues

Revenues are primarily generated from subscription and modem lease fees for our 4G and pre-4G services, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Revenues	$274,458	$230,646	$151,440	19.0%	52.3%

The increase in revenues for 2009 compared to 2008 is primarily due to the addition of 10 new 4G markets in 2009 and the offering our services through Wholesale Partners in all of our 4G markets. Revenues in the United States represented 88% and international represented 12% of total revenues for the year ended December 31, 2009, compared to 84% for the United States and 16% for international for the year ended December 31, 2008. As of December 31, 2009, we operated our services in 57 domestic and 4 international markets, compared to 47 domestic and 4 international markets as of December 31, 2008. Total subscribers in all markets were approximately 688,000 as of December 31, 2009, compared to 475,000 as of December 31, 2008.

The growth in subscribers and the increase in services available to customers were the primary reasons for the increase in revenue when comparing the year ended December 31, 2008 to the year ended December 31, 2007. Total subscribers in all markets grew to approximately 475,000 as of December 31, 2008 (actual) from approximately 394,000 as of December 31, 2007 (pro forma).

We expect revenues to continue to increase due to the roll out of new 4G mobile network markets, which will increase the markets we serve and our subscriber base, and as a result of increased adoption of new services by our customers. In addition, we expect ARPU to remain stable in 2010 compared to 2009 as increases resulting from multiple service offerings per customer will likely be offset by the impact of promotional pricing.

Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

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

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Cost of goods and services and network costs	$422,116	$285,759	$156,146	47.7%	83.0%

Cost of goods and services and network costs increased $136.4 million in the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to an increase in tower lease and backhaul expenses due to the launch of new 4G markets. During 2009, we incurred approximately $41.0 million related to write-offs of CPE and network and base station equipment and an increase in our obsolescence and shrinkage allowance. Also, we incurred approximately $10.1 million for cost abandonments associated with market redesigns.

Cost of goods and services and network costs increased $129.6 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to an increase in the number of towers, increases in direct Internet access and related backhaul costs and additional expenses as we launched an additional market in 2008 and prepared for future 4G networks from December 31, 2007 to December 31, 2008.

We expect costs of goods and services and network costs to continue to increase in 2010 as we expand our network.

Selling, General and Administrative Expense

Selling, general and administrative expenses include all of the following: costs associated with advertising, trade shows, public relations, promotions and other market development programs; third-party professional service fees; salaries and benefits, sales commissions, travel expenses and related facilities costs for sales, marketing, network development, executive, finance and accounting, information technology, customer care, human resource and legal personnel; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch, which are included in cost of goods and services and network costs; and human resources, treasury services and other shared services.

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Selling, general and administrative expense	$568,063	$484,421	$461,553	17.3%	5.0%

The increase in 2009 compared to 2008 is consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our 4G networks in additional markets, especially the higher sales and marketing and customer care expenses in support of the launch of new markets. Employee headcount increased at December 31, 2009 to approximately 3,440 employees compared to approximately 1,635 employees at December 31, 2008.

The increase in 2008 compared to 2007 is due to additional costs related to the launch of our 4G networks, which was offset by reductions in employee headcount and related expenses. Our employee headcount was approximately 1,635 at December 31, 2008 (actual) compared to approximately 2,510 employees at December 31, 2007 (pro forma).

Our focus in 2010 will be on development and expansion of our wireless 4G network. We expect that cost per gross addition will remain stable in 2010 compared to 2009 as new markets are launched, consistent with our past operating experiences.

Depreciation and Amortization

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Depreciation and amortization	$208,263	$128,602	$80,766	61.9%	59.2%

Depreciation and amortization expense primarily represents the depreciation recorded on PP&E and amortization of intangible assets and definite-lived owned spectrum. The increase in 2009 compared to 2008 is primarily a result of new network assets placed into service to support our launches and continued network expansion.

The increase in 2008 compared to 2007 was primarily due to the additional depreciation expense associated with our continued network build-out and the depreciation of CPE related to associated subscriber growth. The majority of the increase in depreciation and amortization expense relates to the development of our pre-4G networks between 2007 and 2008.

We expect depreciation and amortization will continue to increase as additional 4G markets are launched and placed into service during 2010.

Spectrum Lease Expense

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Spectrum lease expense	$259,359	$250,184	$190,942	3.7%	31.0%

Total spectrum lease expense increased in 2009 compared to 2008 and 2007 as a direct result of a significant increase in the number of spectrum leases held by us. With the significant number of new spectrum leases and the increasing cost of these leases, we expect our spectrum lease expense to increase. As we renegotiate these leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.

Interest Income

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Interest income	$9,691	$18,569	$65,736	(47.8)%	(71.8)%

The continuing decrease in interest income when comparing 2009, 2008 and 2007 was primarily due to the reduction in interest rates earned on investments, as well as lower principal balances of short-term and long-term investments held during the years ended December 31, 2009, 2008 and 2007.

Interest Expense

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Interest expense	$(69,468)	$(192,588)	$(192,624)	63.9%	N/M

We incurred twelve months of interest costs totaling $209.6 million, which were partially offset by capitalized interest of $140.2 million for the year ended December 31, 2009. Interest expense for 2009 also includes an adjustment to accrete the debt to par value. Interest expense decreased in 2009 when compared to 2008 and 2007, as more interest expense in 2009 was capitalized reflecting the increase in our capital expenditures associated with the increase in the build-out of our network.

Other Income (Expense), Net

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Other-than-temporary impairment loss on investments	$(10,015)	$(78,447)	$(35,020)	87.2%	(124.0)%
Loss on undesignated swap contracts, net	(6,976)	(7,008)	—	0.5%	N/M
Gain on debt extinguishment	8,252	—	—	N/M	N/M
Other	(1,275)	(3,960)	(1,284)	67.8%	(208.4)%

Total	$(10,014)	$(89,415)	$(36,304)	88.8%	(146.3)%

Other income (expense) decreased in 2009 compared to 2008, because we recorded an other-than-temporary impairment loss of only $10.0 million on our auction rate securities during 2009 compared to an other-than-temporary impairment loss of $78.4 million related to these securities during 2008. During 2007 we recorded an other-than-temporary impairment loss of only $35.0 million related to our auction rate securities.

During November 2009, we recorded a gain of $8.3 million in connection with the retirement of our Senior Term Loan Facility.

Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Year Ended			Percentage	Percentage
	December 31,			Change 2009	Change 2008
(In thousands, except percentages)	2009	2008	2007	Versus 2008	Versus 2007

Non-controlling interests in net loss of consolidated subsidiaries	$928,264	$867,608	$663,098	7.0%	30.8%

The non-controlling interests in net loss represent the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, Comcast, Time Warner Cable, Intel and Bright House of Clearwire Communications Class B Common Interests. The increase in 2009 when compared to 2008 and 2007 is due to increased operating losses.

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

The following unaudited pro forma combined statements of operations for the years ended December 31, 2008 and 2007 were prepared under Article 11-Pro forma Financial Information of Securities and Exchange Commission Regulation S-X using (1) the audited consolidated financial statements of Clearwire for the years ended December 31, 2008 and 2007; (2) the audited consolidated financial statements of Old Clearwire for the year ended December 31, 2007; and (3) the unaudited accounting records for the period January 1, 2008 to November 28, 2008 for Old Clearwire. The unaudited pro forma combined statements of operations should be read in conjunction with these separate historical financial statements and accompanying notes thereto. The unaudited pro forma combined statements of operations do not give effect to the offering of the Senior Secured Notes and the additional Private Placement or the Rights Offering or the application of the net proceeds from these transactions.

The following table provides a reconciliation from the as reported results to the pro forma results presented above for the Company for the years ended December 31, 2008 and 2007 (in thousands):

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008					Year Ended December 31, 2007
	Historical					Historical
	12 Month Period	11 Month Period	Purchase		Clearwire	12 Month Period	12 Month Period	Purchase		Clearwire
	Clearwire	Old	Acctng and		Corporation	Clearwire	Old	Acctng and		Corporation
	Corporation(1)	Clearwire	Other(2)		Pro Forma	Corporation(1)	Clearwire	Other(2)		Pro Forma
	(In thousands)

REVENUES:	$20,489	$210,157	$—		$230,646	$—	$151,440	$—		$151,440
OPERATING EXPENSES:
Cost of goods and services and network costs (exclusive of items shown separately below):	131,489	154,270	—		285,759	48,865	107,281	—		156,146
Selling, general and administrative expense	150,940	372,381	(38,900	)(a)	484,421	99,490	362,063	—		461,553
Depreciation and amortization	58,146	104,817	(52,865	)(b)	128,602	3,979	84,694	(29,399	)(b)	80,766
			18,504	(c)				21,492	(c)
Spectrum lease expense	90,032	128,550	34,163	(c)	250,184	60,051	96,417	37,268	(c)	190,942
			(2,561	)(d)				(2,794	)(d)
Transaction related expenses	82,960	46,166	(48,553	)(e)	—	—	—	—		—
			(80,573	)(f)

Total operating expenses	513,567	806,184	(170,785)		1,148,966	212,385	650,455	26,567		889,407

OPERATING LOSS	(493,078)	(596,027)	170,785		(918,320)	(212,385)	(499,015)	(26,567)		(737,967)
OTHER INCOME (EXPENSE):
Interest income	1,091	17,478	—		18,569	—	65,736	—		65,736
Interest expense	(16,545)	(94,438)	94,055	(g)	(192,588)	—	(96,279)	95,285	(g)	(192,624)
			(175,660	)(h)				(191,630	)(h)
Other income (expense), net	(22,208)	(64,646)	(2,561	)(d)	(89,415)	4,022	(196,725)	(2,794	)(d)	(36,304)
								159,193	(g)

Total other income (expense), net	(37,662)	(141,606)	(84,166)		(263,434)	4,022	(227,268)	60,054		(163,192)

LOSS BEFORE INCOME TAXES	(530,740)	(737,633)	86,619		(1,181,754)	(208,363)	(726,283)	33,487		(901,159)
Income tax provision	(61,607)	(5,379)	66,986	(i)	—	(16,362)	(5,427)	21,789	(i)	—

Net loss	(592,347)	(743,012)	153,605		(1,181,754)	(224,725)	(731,710)	55,276		(901,159)
Less: non-controlling interests in net loss of consolidated subsidiaries	159,721	3,492	704,395	(f),(j)	867,608	—	4,244	658,854	(j)	663,098

Net loss attributable to Clearwire Corporation	$(432,626)	$(739,520)	$858,000		$(314,146)	$(224,725)	$(727,466)	$714,130		$(238,061)

Net loss attributable to Clearwire Corporation per Class A Common Share(3):
Basic					$(1.62)					$(1.22)

Diluted					$(1.73)					$(1.28)

Weighted average Class A Common Shares outstanding:
Basic					194,484					194,484

Diluted					723,307					723,307

(1)	Basis of Presentation

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

At the Closing, the Investors made an aggregate $3.2 billion capital contribution to Clearwire and its subsidiary, Clearwire Communications. In exchange for the contribution of the Sprint WiMAX Business and their investments, as applicable, Google initially received 25,000,000 shares of Class A Common Stock and Sprint and the other Investors received in aggregate 505,000,000 shares of Class B Common Stock and an equivalent amount of Clearwire Communications Class B Common Interests. The number of shares of Class A and B Common Stock and Clearwire Communications Class B Common Interests, as applicable, that the Investors were entitled to receive under the Transaction Agreement was subject to a post-closing adjustment based on the trading price of Class A Common Stock on NASDAQ over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, or February 26, 2009, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. During the measurement period, Class A Common Stock traded below $17.00 per share on NASDAQ, so on the Adjustment Date, we issued to the Investors an additional 4,411,765 shares of Class A Common Stock and 23,823,529 shares of Class B Common Stock and Clearwire Communications Class B Common Interests to reflect the $17.00 final price per share. Additionally, in accordance with the subscription agreement, on February 27, 2009, CW Investment Holdings LLC purchased 588,235 shares of Class A Common Stock at $17.00 per share for a total investment of $10.0 million. For the purpose of determining the number of shares outstanding within the unaudited pro forma condensed combined statements of operations, we assumed that the additional shares and common interests issued to the Investors and CW Investment Holdings LLC on the Adjustment Date and February 27, 2009, respectively, were issued as of the Closing and that the Closing was consummated on January 1, 2007.

In connection with the integration of the Sprint WiMAX Business and Old Clearwire operations, we expect that certain non-recurring charges will be incurred. We also expect that certain synergies might be realized due to operating efficiencies or future revenue synergies expected to result from the Transactions. However, in preparing the unaudited pro forma condensed combined statements of operations, which give effect to the Transactions as if they were consummated on January 1, 2007, no pro forma adjustments have been reflected to consider any such costs or benefits.

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

(a)	Represents the accelerated vesting of stock options for certain members of management upon the Closing, which resulted in a one-time charge of approximately $38.9 million recorded by Old Clearwire in its historical financial statements for the 11 months ended November 28, 2008. As these are non-recurring charges directly attributable to the Transactions, they are excluded from the unaudited pro forma combined statement of operations for the year ended December 31, 2008.

(b)	Represents adjustments in the depreciation expense on a pro forma basis related to items of Old Clearwire PP&E that are being depreciated over their estimated remaining useful lives on a straight-line basis. The reduction in depreciation expense results from a decrease in the carrying value of Old Clearwire PP&E due to the allocation of the excess of the estimated fair value of net assets acquired over the purchase price used in purchase accounting for the Transactions.

(c)	Represents adjustments to record amortization on a pro forma basis related to Old Clearwire spectrum lease contracts and other intangible assets over their estimated weighted average remaining useful lives on a straight-line basis. The increase in the amortization expense results from an increase in the carrying value of the Old Clearwire spectrum lease contracts and other intangible assets resulting from purchase accounting.

(d)	Represents the elimination of intercompany other income and related expenses associated with the historical agreements pre-Closing between the Sprint WiMAX Business and Old Clearwire, where Old Clearwire leased spectrum licenses from the Sprint WiMAX Business. The other income and related expenses were $2.6 million and $2.8 million for twelve months ended December 31, 2008 and 2007, respectively.

(e)	Represents the reversal of transaction costs of $48.6 million for the year ended December 31, 2008, comprised of $33.4 million of investment banking fees and $15.2 million of other professional fees, recorded in the Old Clearwire historical financial statements for the year ended December 31, 2008. As these are non-recurring charges directly attributable to the Transactions, they are excluded from the unaudited pro forma combined statement of operations for the year ended December 31, 2008.

(f)	Prior to the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements. As a result of the Transactions, the spectrum lease agreements were effectively terminated, and the settlement of those agreements was accounted for as a separate element from the business combination. A settlement loss of $80.6 million resulted from the termination as the agreements were considered to be unfavorable to Clearwire relative to current market rates. This one-time charge recorded by Clearwire at the closing is excluded from the unaudited pro forma combined statements of operations.

(g)	Prior to the Closing, Old Clearwire refinanced the Senior Term Loan Facility and renegotiated the loan terms. Historical interest expense related to the Senior Term Loan Facility before the refinancing and amortization of the deferred financing fees recorded by Old Clearwire, in the amounts of $94.1 million and $95.3 million for the years ended December 31, 2008 and 2007, respectively, have been reversed as if the Transactions were consummated on January 1, 2007. Additionally, the loss on extinguishment of debt of $159.2 million recorded for the year ended December 31, 2007 was reversed in the unaudited pro forma combined statement of operations.

(h)	Represents the adjustment to record pro forma interest expense assuming the Senior Term Loan Facility, including the Sprint Pre-Closing financing (as defined in the Transaction Agreement) under the Amended Credit Agreement (as defined below), was outstanding as of January 1, 2007. The Closing would have resulted in an event of default under the terms of the credit agreement underlying the Senior Term Loan Facility unless the consent of the lenders was obtained. On November 21, 2008, Old Clearwire entered into the Amended and Restated Credit Agreement with the lenders to obtain their consent and to satisfy other conditions to closing under the Transaction Agreement, which we refer to as the Amended Credit Agreement. The Amended Credit Agreement resulted in additional fees to be paid and adjustments to the underlying interest rates. The Sprint Pre-Closing Financing was assumed by Clearwire on the Closing, as a result of the financing of the Sprint WiMAX Business operations by Sprint for the period from April 1, 2008, through the Closing, and added as an additional tranche of term loans under the Amended Credit Agreement.

Pro forma interest expense was calculated over the period using the effective interest method resulting in an adjustment of $175.7 million and $191.6 million for the years ended December 31, 2008 and 2007, respectively, based on an effective interest rate of approximately 14.0 percent. Pro forma interest expense also reflects an adjustment to accrete the debt to par value. Pro forma interest expense was calculated based on the contractual terms under the Amended Credit Agreement, assuming a term equal to its contractual maturity of 30 months and the underlying interest rate was the LIBOR loan base rate of 2.75 percent, as the 3 month LIBOR rate in effect at the Closing was less than the base rate, plus the applicable margin. The calculation assumed an applicable margin of 6.00 percent and additional rate increases as specified in the Amended Credit Agreement over the term of the loan. A one-eighth percentage change in the interest rate would increase or decrease interest expense by $1.6 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively. Total interest expense on a pro forma basis does not include an adjustment for capitalized interest.

(i)	Represents the adjustment to reflect the pro forma income tax expense for the years ended December 31, 2008 and 2007, which was determined by computing the pro forma effective tax rates for the years ended December 31, 2008 and 2007, giving effect to the Transactions. Clearwire expects to generate net operating losses into the foreseeable future and thus has recorded a valuation allowance for the deferred tax assets not expected to be realized. Therefore, for years ended December 31, 2008 and 2007, no tax benefit was recognized.

(j)	Represents the allocation of a portion of the pro forma combined net loss to the non-controlling interests in consolidated subsidiaries based on Sprint’s and the Investors’ (other than Google) ownership of the Clearwire Communications Class B Common Interests upon Closing of the Transactions and reflects the contributions by CW Investment Holdings LLC and the Investors at $17.00 per share following the post-closing adjustment. This adjustment is based on pre-tax loss since income tax consequences associated with any loss allocated to the Clearwire Communications Class B Common Interests will be incurred directly by Sprint and the Investors (other than Google) and CW Investment Holdings LLC.

(3)	Pro Forma Net Loss per Share

The Clearwire combined pro forma net loss per share presented below assumes the closing of the Transactions and that the Class A and B Common Stock and Clearwire Communications Class B Common Interests issued to Sprint, the Investors and CW Investment Holdings LLC were outstanding from January 1, 2007, and reflects the resolution of the post-closing price adjustment at $17.00 per share. The shares of Class B Common Stock have nominal equity rights. These shares have no right to dividends of Clearwire and no right to any proceeds on liquidation other than the par value of Class B Common Stock.

The following table presents the pro forma number of Clearwire shares outstanding as if the Transactions had been consummated on January 1, 2007 (in thousands):

	Basic	Diluted

Class A Common Stock held by existing stockholders(i)	164,484	164,484
Class A Common Stock sold to Google(i)	29,412	29,412
Class A Common Stock sold to CW Investment Holdings LLC(i)	588	588
Class B Common Stock issued to Sprint(ii)	—	370,000
Class B Common Stock sold to Comcast(ii)	—	61,765
Class B Common Stock sold to Intel(ii)	—	58,823
Class B Common Stock sold to Time Warner Cable(ii)	—	32,353
Class B Common Stock sold to Bright House(ii)	—	5,882

Weighted average Class A Common Stock outstanding	194,484	723,307

(i)	Shares outstanding related to Class A Common Stock held by Clearwire stockholders has been derived from the sum of the number of shares of Old Clearwire Class A Common Stock and Old Clearwire Class B Common Stock issued and outstanding at November 28, 2008, and subject to conversion of each share of Old Clearwire Class A common stock and Old Clearwire Class B common stock into the right to receive one share of Class A Common Stock. The basic weighted average shares outstanding related to Class A Common Stock are the shares issued in the Transactions and assumed to be outstanding for the entire period for which loss per share is being calculated. The computation of pro forma diluted Class A Common Stock did not include the effects of the following options, restricted stock units and warrants as the inclusion of these securities would have been anti-dilutive (in thousands):

As of
November 28,
2008

Stock options	18,431
Warrants	17,806
Restricted stock units	1,238

37,475

(ii)	Holders of Class B Common Stock will be entitled at any time to exchange one share of Class B Common Stock, in combination with one Clearwire Communications Class B Common Interest, for one share of Class A Common Stock.

Shares of Class B Common Stock have no impact on pro forma basic net loss per share because they do not participate in net income (loss) or distributions. However, the hypothetical exchange of Clearwire Communications Class B Common Interests together with Class B Common Stock for Class A Common Stock may have a dilutive effect on pro forma diluted loss per share due to certain tax effects. As previously mentioned, that exchange would result in a decrease to the non-controlling interests and a corresponding increase in net loss attributable to the Class A Common Stock. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock on a pro forma basis, the partnership structure is assumed to no longer exist and Clearwire would be required to recognize a tax charge related to indefinite lived intangible assets.

Net loss attributable to holders of Class A Common Stock, assuming conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock, is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Pro forma net loss	$(314,146)	$(238,061)
Non-controlling interests in net loss of consolidated subsidiaries	(867,608)	(663,098)
Less: Pro forma tax adjustment resulting from dissolution of Clearwire Communications	(66,986)	(21,789)

Net loss attributable to Class A Common Stockholders, assuming the exchange of Class B Common Stock and Clearwire Communications Class B Common Interests to Class A Common Stock	$(1,248,740)	$(922,948)

The pro forma net loss per share attributable to holders of Class A Common Stock on a basic and diluted basis is calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008		2007
	Basic	Diluted	Basic	Diluted

Pro forma net loss attributable to Class A Common Stockholders	$(314,146)	$(1,248,740)	$(238,061)	$(922,948)
Weighted average Clearwire Class A Common Stock outstanding	194,484	723,307	194,484	723,307

Basic and diluted pro forma net loss per share of Class A Common Stock	$(1.62)	$(1.73)	$(1.22)	$(1.28)

Liquidity and Capital Resource Requirements

We are currently engaged in the development and deployment of 4G mobile broadband networks throughout the United States. In 2010, we plan to develop and launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston, Houston, New York, San Francisco and Washington, D.C. We expect that the combination of our existing 4G markets, new market deployments and existing market conversions will allow us to cover as many as 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in launched markets. We currently expect a full year 2010 cash spend of $2.8 billion to $3.2 billion.

At the Closing, we received an aggregate of $3.2 billion of cash proceeds from the Investors. We have used and we expect to continue to use the proceeds from this investment primarily to expand our 4G mobile broadband networks in the United States, for spectrum acquisitions and for general corporate purposes.

In the fourth quarter of 2009, we secured financing of $4.34 billion as the result of the Private Placement and the issuance of the Senior Secured Notes. We received aggregate proceeds of $4.27 billion in the fourth quarter of 2009, and the Third Investment Closing for an additional $66.5 million is expected to occur by early March 2010. The debt issuance allowed us to retire our existing Senior Term Loan Facility and to extend the maturity of our debt until 2015. We expect the remaining net cash proceeds of approximately $2.70 billion from this investment and debt financing to primarily be used to expand our 4G mobile broadband networks in the United States, for spectrum acquisitions and for general corporate purposes. As of December 31, 2009, we had available cash and short-term investments of approximately $3.8 billion. As of December 31, 2009, we believe that we held sufficient cash and short-term investments to provide us with our required liquidity for at least 12 months.

The amount of capital that we will require to fully implement our current plans depends on a number of factors, many of which are difficult to predict and outside of our control. In preparing our plans, we were required to make certain assumptions as to the future performance of our business. If any of the assumptions underlying our plans prove to be incorrect and, as a result, our business fails to perform as we expect, we may require additional capital in the near and long-term to fund operating losses, network expansion plans and spectrum acquisitions.

Further, we regularly evaluate our plans, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our capital requirements in the near and/or long term. These changes may include, among other things, modifying the pace at which we build our 4G mobile broadband networks, augmenting our network coverage in markets we launch, changing our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, if and when they become available, on our networks either in place of, or together with, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services. Alternatively, if we determine that we need additional capital for our business, but are unsuccessful in obtaining additional financing, we may elect to curtail our current plans to reduce the capital needed.

The amount and timing of any additional financings to satisfy these additional capital needs, if any, are difficult to estimate at this time. To raise additional capital, we may be required to issue additional equity securities in public or private offerings. We may seek significant additional debt financing. Our existing level of debt may make it more difficult for us to obtain this debt financing. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from, those entities.

Lastly, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during 2009. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could adversely affect our ability to obtain additional external financing.

Cash Flow Analysis

The following analysis includes the sources and uses of cash for the Sprint WiMAX Business for the first eleven months of 2008 prior to the Closing and for 2007, and the sources and uses of cash for Clearwire subsequent to the Closing.

The statement of cash flows includes the activities that were paid by Sprint on behalf of us prior to the Closing. Financing activities include funding advances from Sprint through November 28, 2008. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of spectrum licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries.

The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net cash used in operating activities	$(472,484)	$(406,306)	$(339,519)
Net cash used in investing activities	(1,782,999)	(2,245,830)	(683,080)
Net cash provided by financing activities	2,745,847	3,857,755	1,022,599
Effect of foreign currency exchange rates on cash and cash equivalents	1,510	524	—

Total net cash flows	491,874	1,206,143	—
Cash and cash equivalents at beginning of period	1,206,143	—	—

Cash and cash equivalents at end of period	$1,698,017	$1,206,143	$—

Operating Activities

Net cash used in operating activities was $472.5 million for the year ended December 31, 2009 compared to $406.3 million in 2008. The increase is due primarily to an increase in all operating expenses, as we continue to expand and operate our business, and interest payments to service debt. This is partially offset by $268.1 million in cash received from customers, which increased as we grew our subscribers and launched additional markets.

Net cash used in operating activities for the years ended December 31, 2008 and 2007 was due primarily to payments for operating expenses, as we continue to expand and operate our business. For the year ended December 31, 2008, net cash used in operating activities also included interest payments to service debt. The 2008 net cash used is partially offset by $20.2 million in cash received from customers.

Investing Activities

During the year ended December 31, 2009, net cash used in investing activities was $1.78 billion. The net cash used in investing activities was due primarily to $1.45 billion in cash paid for PP&E, $290.7 million in net purchases of available-for-sale securities and $46.8 million in payments for acquisition of spectrum licenses and other intangibles.

During the year ended December 31, 2008, net cash used in investing activities was $2.25 billion. The net cash used in investing activities was due primarily to $1.77 billion in purchases of available-for-sale securities following the $3.2 billion cash investment from the Investors, $534.2 million in cash paid for PP&E and $109.3 million in payments for acquisition of spectrum licenses and other intangibles. These uses of cash were partially offset by $171.8 million of cash acquired from Old Clearwire as a result of the Closing.

During the year ended December 31, 2007, net cash used in investing activities was $683.1 million. The net cash used in investing activities is due to $353.6 million in payments for acquisition of spectrum licenses and other intangibles and $329.5 million in cash paid for PP&E.

Financing Activities

Net cash provided by financing activities was $2.75 billion for the year ended December 31, 2009. This is primarily due to $1.48 billion of cash received from the Private Placement, $2.47 billion received from the issuance of the Senior Secured Notes and the Rollover Notes and $12.2 million in proceeds from the issuance of shares of Class A Common Stock to CW Investments Holdings LLC and proceeds from exercises of Class A Common Stock options. These are partially offset by payments of $1.17 billion on our Senior Term Loan Facility, which was retired on November 24, 2009.

Our payment obligations under the Senior Secured Notes and Rollover Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The Senior Secured Notes and Rollover Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets. At December 31, 2009, we were in compliance with our debt covenants.

Net cash provided by financing activities was $3.86 billion for the year ended December 31, 2008. This is primarily due to $3.20 billion of cash received from the Investors, $532.2 million pre-transaction funding from Sprint and $392.2 million from the Sprint Pre-Closing Financing Amount, up through the Closing. These are partially offset by $213.0 million paid to Sprint for partial reimbursement of the pre-closing financing, a $50.0 million debt financing fee and a $3.6 million payment on our Senior Term Loan Facility.

Net cash provided by financing activities was $1.02 billion for the year ended December 31, 2007. This was due to advances from Sprint.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2009. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of December 31, 2009 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$2,772,494	$—	$—	$—	$2,772,494
Interest payments(1)	1,997,139	333,644	665,398	665,398	332,699
Operating lease obligations	6,496,660	214,717	441,279	446,768	5,393,896
Spectrum lease obligations	5,164,616	127,749	275,879	290,229	4,470,759
Spectrum service credits	95,672	986	1,972	1,973	90,741
Signed spectrum agreements	29,983	29,983	—	—	—
Network equipment purchase obligations(2)	422,744	422,744	—	—	—
Other purchase obligations(3)	162,474	96,030	52,978	13,466	—

Total(4)	$17,141,782	$1,225,853	$1,437,506	$1,417,834	$13,060,589

(1)	Our interest payment obligations are calculated for all years on debt obligations outstanding as of December 31, 2009, using an interest rate of a 12%.

(2)	Network equipment purchase obligations represent purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.

(3)	Other purchase obligations include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, customer devices and IT related and other services. The amounts actually paid under some of these “other” agreements will likely be higher than the minimum commitments due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors.

(4)	In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods or services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements.

Recent Accounting Pronouncements

In June and December 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under the current accounting guidance. The new accounting guidance is effective for fiscal years and interim periods beginning after November 15, 2009. We are currently evaluating the impact of the new guidance on our financial condition and results of operations.

In August 2009, the FASB issued new accounting guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. We adopted the new accounting guidance on October 1, 2009. The adoption did not have any impact on our financial condition or results of operations.

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition and results of operations.

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires separate disclosure for transfers between Level 1 and 2 and the activities in Level 3 reconciliation on a gross basis. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years and interim periods beginning after December 15, 2010. The new accounting guidance only amended the disclosure requirements related to fair value measurements, therefore we do not expect the adoption to have any impact on our financial condition or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments due to credit risk.

Interest Rate Risk

Our primary interest rate risk is associated with our investment portfolio. Our investment portfolio is primarily comprised of money market mutual funds, United States government and agency issues and other debt securities.

Our investment portfolio has a weighted average maturity of 3 months and a market yield of 0.08% as of December 31, 2009. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.

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

Credit Risk

At December 31, 2009, we held available-for-sale short-term and long-term investments with a fair value and carrying value of $2.19 billion and a cost of $2.19 billion, comprised of United States government and agency issues and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The estimated fair values of certain of our investments are subject to significant fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.

Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of December 31, 2009 the total fair value and carrying value of our security interests in CDOs was $13.2 million and our cost was $9.0 million. We also own other debt securities that are Auction Rate Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. In July 2009, the issuer’s credit rating was downgraded to CC and Caa2 by Standard & Poor’s and Moody’s rating services, respectively, and the total fair value and carrying value of our Auction Rate Market Preferred securities was written down to $0 as of December 31, 2009. Current market conditions do not allow us to estimate when the auctions for our other debt securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our other debt securities are classified as long-term investments.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (formerly the WiMAX Operations of Sprint Nextel Corporation) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on November 28, 2008, Clearwire Corporation and the WiMAX Operations of Sprint Nextel Corporation (the “Sprint WiMAX Business”) completed a business combination. The accounts of the Sprint WiMAX Business for the period from January 1, 2008 through November 28, 2008, have been prepared from the separate records maintained by Sprint Nextel Corporation and reflect allocations of expenses from Sprint Nextel Corporation and, therefore, may not necessarily be indicative of the financial position, results of operations, and cash flows that would have resulted had the Sprint WiMAX Business functioned as a stand-alone operation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Kirkland, Washington

We have audited Clearwire Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not have adequately designed procedures to provide for the timely updating and maintaining of accounting records for the network infrastructure equipment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2009, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the two years ended December 31, 2009, of the Company, and our report dated February 24, 2010, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the business combination between Clearwire Corporation and the WiMAX Operations of Sprint Nextel Corporation.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Clearwire Corporation (formerly the WiMAX Operations of Sprint Nextel Corporation):

We have audited the statements of operations, cash flows and business equity (included within the statement of stockholders’ equity and comprehensive loss) of the WiMAX Operations of Sprint Nextel Corporation for the year ended December 31, 2007. These financial statements are the responsibility of Sprint Nextel Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the WiMAX Operations of Sprint Nextel Corporation for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/
KPMG LLP

Kansas City, Missouri
August 4, 2008

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,698,017	$1,206,143
Short-term investments	2,106,661	1,901,749
Restricted cash	1,166	1,159
Accounts receivable, net of allowance of $1,956 and $913	6,253	4,166
Notes receivable	5,402	4,837
Inventory, net	12,624	3,174
Prepaids and other assets	46,466	44,644

Total current assets	3,876,589	3,165,872
Property, plant and equipment, net	2,596,520	1,319,945
Restricted cash	5,620	8,381
Long-term investments	87,687	18,974
Spectrum licenses, net	4,495,134	4,471,862
Other intangible assets, net	91,713	122,808
Investments in equity investees	10,647	10,956
Other assets	103,943	5,369

Total assets	$11,267,853	$9,124,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$527,367	$145,417
Deferred revenue	16,060	11,761
Current portion of long-term debt	—	14,292

Total current liabilities	543,427	171,470
Long-term debt, net	2,714,731	1,350,498
Deferred tax liabilities, net	6,353	4,164
Other long-term liabilities	230,974	95,225

Total liabilities	3,495,485	1,621,357
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000,000 shares authorized; 196,766,715 and 190,001,706 shares issued and outstanding, respectively	20	19
Class B common stock, par value $0.0001, 1,000,000,000 shares authorized; 734,238,872 and 505,000,000 shares issued and outstanding, respectively	73	51
Additional paid-in capital	2,000,061	2,092,861
Accumulated other comprehensive income	3,745	3,194
Accumulated deficit	(413,056)	(29,933)

Total Clearwire Corporation stockholders’ equity	1,590,843	2,066,192
Non-controlling interests	6,181,525	5,436,618

Total stockholders’ equity	7,772,368	7,502,810

Total liabilities and stockholders’ equity	$11,267,853	$9,124,167

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$274,458	$20,489	$—
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	422,116	131,489	48,865
Selling, general and administrative expense	568,063	150,940	99,490
Depreciation and amortization	208,263	58,146	3,979
Spectrum lease expense	259,359	90,032	60,051
Transaction related expenses	—	82,960	—

Total operating expenses	1,457,801	513,567	212,385

Operating loss	(1,183,343)	(493,078)	(212,385)
Other income (expense):
Interest income	9,691	1,091	—
Interest expense	(69,468)	(16,545)	—
Other income (expense), net	(10,014)	(22,208)	4,022

Total other income (expense), net	(69,791)	(37,662)	4,022

Loss before income taxes	(1,253,134)	(530,740)	(208,363)
Income tax provision	(712)	(61,607)	(16,362)

Net loss	(1,253,846)	(592,347)	(224,725)
Less: non-controlling interests in net loss of consolidated subsidiaries	928,264	159,721	—

Net loss attributable to Clearwire Corporation	$(325,582)	$(432,626)	$(224,725)

Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(1.72)	$(0.16)

Diluted	$(1.74)	$(0.28)

Weighted average Class A Common Shares outstanding:
Basic	194,696	189,921

Diluted	741,071	694,921

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,253,846)	$(592,347)	$(224,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	712	61,607	16,362
Losses from equity investees, net	1,202	174	—
Non-cash fair value adjustments on swaps	(6,939)	6,072	—
Other-than-temporary impairment loss on investments	10,015	17,036	—
Non-cash interest expense	66,375	1,667	—
Depreciation and amortization	208,263	58,146	3,979
Amortization of spectrum leases	57,898	17,109	—
Non-cash rent	108,953	—	—
Share-based compensation	27,512	6,465	—
Loss on settlement of pre-existing lease arrangements	—	80,573	—
Loss/(gain) on disposal or write-off of property, plant and equipment	77,957	(204)	—
Gain on extinguishment of debt	(8,252)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Inventory	(9,450)	(892)	—
Accounts receivable	(2,381)	402	—
Prepaids and other assets	(64,930)	6,354	(135,135)
Prepaid spectrum licenses	(23,861)	(63,138)	—
Accounts payable and other liabilities	338,288	(5,330)	—

Net cash used in operating activities	(472,484)	(406,306)	(339,519)
Cash flows from investing activities:
Capital expenditures	(1,450,238)	(534,196)	(329,469)
Payments for spectrum licenses and other intangible assets	(46,816)	(109,257)	(353,611)
Purchases of available-for-sale investments	(3,571,154)	(1,774,324)	—
Disposition of available-for-sale investments	3,280,455	—	—
Net cash acquired in acquisition of Old Clearwire	—	171,780	—
Other investing	4,754	167	—

Net cash used in investing activities	(1,782,999)	(2,245,830)	(683,080)
Cash flows from financing activities:
Net advances from Sprint Nextel Corporation	—	532,165	1,022,599
Sprint Nextel Corporation pre-closing financing	—	392,196	—
Repayment of Sprint Nextel Corporation pre-closing financing	—	(213,000)	—
Principal payments on long-term debt	(1,171,775)	(3,573)	—
Proceeds from issuance of long-term debt	2,467,830	—	—
Debt financing fees	(44,217)	(50,000)	—
Strategic investors cash contribution	1,481,813	3,200,037	—
Proceeds from issuance of common stock	12,196	—	—
Other financing	—	(70)	—

Net cash provided by financing activities	2,745,847	3,857,755	1,022,599
Effect of foreign currency exchange rates on cash and cash equivalents	1,510	524	—

Net increase in cash and cash equivalents	491,874	1,206,143	—
Cash and cash equivalents:
Beginning of period	1,206,143	—	—

End of period	$1,698,017	$1,206,143	$—

Supplemental cash flow disclosures:
Cash paid for interest	$119,277	$7,432	$—
Swap interest paid	$13,915	$—	$—
Non-cash investing and financing activities:
Conversion of Old Clearwire Class A shares into New Clearwire Class A shares	$—	$894,433	$—
Common stock of Sprint Nextel Corporation issued for spectrum licenses	$—	$4,000	$100,000
Fixed asset purchases in accounts payable	$89,792	$40,761	$—
Fixed asset purchases included in advances and contributions from Sprint Nextel Corporation	$—	$—	$164,652
Spectrum purchases in accounts payable	$—	$10,560	$—

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2009, 2008 and 2007

							Accumulated
	Class A		Class B			Business Equity of	Other			Total
	Common Stock		Common Stock		Additional Paid In	Sprint WiMAX	Comprehensive	Accumulated	Non-controlling	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Business	Income	Deficit	Interests	Equity
	(In thousands)

Balances at January 1, 2007 (Inception)	—	$—	—	$—	$—	$1,402,410	$—	$—	$—	$1,402,410
Net advances from Sprint Nextel Corporation	—	—	—	—	—	1,287,251	—	—	—	1,287,251
Net loss	—	—	—	—	—	(224,725)	—	—	—	(224,725)

Comprehensive loss										(224,725)

Balances at December 31, 2007	—	—	—	—	—	2,464,936	—	—	—	2,464,936
Net advances from Sprint Nextel Corporation	—	—	—	—	—	451,925	—	—	—	451,925
Net loss(a)	—	—	—	—	—	(402,693)	—	—	—	(402,693)

Comprehensive loss(a)						—				(402,693)
Deferred tax liability retained by Sprint Nextel Corporation	—	—	—	—	—	755,018	—	—	—	755,018

Total Sprint Nextel Corporation contribution at November 28, 2008	—	—	—	—	—	3,269,186	—	—	—	3,269,186
Allocation of Sprint Nextel Corporation business equity at closing to Clearwire	—	—	—	—	—	(3,269,186)	—	—	—	(3,269,186)
Recapitalization resulting from strategic transaction	189,484	19	505,000	51	2,092,005	—	—	—	5,575,480	7,667,555
Net loss(a)	—	—	—	—	—	—	—	(29,933)	(159,721)	(189,654)
Foreign currency translation adjustment	—	—	—	—	—	—	2,682	—	7,129	9,811
Unrealized gain on investments	—	—	—	—	—	—	512	—	1,361	1,873

Comprehensive loss(a)									(151,231)	(177,970)
Share-based compensation and other capital transactions	518	—	—	—	856	—	—	—	12,369	13,225

Balances at December 31, 2008	190,002	19	505,000	51	2,092,861	—	3,194	(29,933)	5,436,618	7,502,810
Net loss	—	—	—	—	—	—		(325,582)	(928,264)	(1,253,846)
Foreign currency translation adjustment	—	—	—	—	—	—	254	—	42	296
Unrealized gain on investments	—	—	—	—	—	—	297	—	1,622	1,919

Comprehensive loss									(926,600)	(1,251,631)
Issuance of Class A common stock	588	—	—	—	10,000	—	—	—	—	10,000
Issuance of Clearwire Class A and B common stock related to post-closing adjustment	4,412	1	23,824	2	(33,632)	—	—	—	33,632	3
Issuance of Class B common stock, net of issuance costs	—	—	205,415	20	(140,253)	—	—	—	1,622,043	1,481,810
Rights offering — dividend	—	—	—	—	57,541	—	—	(57,541)	—	—
Share-based compensation and other capital transactions	1,765	—	—	—	13,544	—	—	—	15,832	29,376

Balances at December 31, 2009	196,767	$20	734,239	$73	$2,000,061	$—	$3,745	$(413,056)	$6,181,525	$7,772,368

(a)	Net loss for the year ended December 31, 2008 was ($592,347) and comprehensive loss was ($580,663).

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

On May 7, 2008, Sprint announced that it had entered into a definitive agreement with the legacy Clearwire Corporation, which we refer to as Old Clearwire, to combine both of their next generation wireless broadband businesses to form a new independent company to be called Clearwire Corporation, which we refer to as Clearwire. In addition, five independent partners, including Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks LLC, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications LLC, which we refer to as Clearwire Communications. On November 28, 2008, which we refer to as the Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire and the Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. Prior to the Closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire at close in exchange for an equity interest in Clearwire. The transactions described above are collectively referred to as the Transactions. Immediately after the Transactions, we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its interests in Clearwire Communications.

On the Closing, Old Clearwire, and the Sprint WiMAX Business, combined to form a new independent company, Clearwire. The consolidated financial statements of Clearwire and subsidiaries are the results of the Sprint WiMAX Business, from January 1, 2007 through November 28, 2008 and include the results of the combined entities thereafter for the period from November 29, 2008 through December 31, 2009. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor. The assets acquired and liabilities assumed of Old Clearwire have been accounted for at fair value in accordance with the purchase method of accounting, and its results of operations have been included in our consolidated financial results beginning on November 29, 2008.

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

Our statement of cash flows prior to the Closing presents the activities that were paid by Sprint on our behalf. Financing activities include funding advances from Sprint, presented as business equity, since Sprint managed our financing activities on a centralized basis. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of FCC licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries. No cash payments were made by us for income taxes or interest prior to the Closing.

We will be focused on expediting the deployment of the first nationwide 4G mobile broadband network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. We expect to deploy our mobile WiMAX technology, based on the IEEE 802.16e standard, in our planned markets using 2.5 GHz FCC licenses.

2.	Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The following is a summary of our significant accounting policies:

Principles of Consolidation — The consolidated financial statements include all of the assets, liabilities and results of operations of our wholly-owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. Investments in entities that we do not control and are not the primary beneficiary, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany transactions are eliminated in consolidation.

Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and include net income (loss) attributable to our non-controlling interests in net income (loss). We allocate net income (loss), other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances, and share-based compensation related to equity-based awards granted.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events — We evaluated subsequent events occurring through the date the financial statements were issued.

Cash and Cash Equivalents — Cash equivalents consist of money market mutual funds and highly liquid short-term investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. Cash and cash equivalents exclude cash that is contractually restricted for operational purposes. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and management believes the credit risk related to these balances to be minimal.

Restricted Cash — Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or noncurrent asset based on its designated purpose. The majority of this restricted cash relates to outstanding letters of credit.

Investments — We have an investment portfolio comprised of U.S. Treasuries and other debt securities. The value of these securities is subject to market and credit volatility during the period the investments are held and until their sale or maturity. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments that are available for current operations are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.

We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, a realized loss equal to the decline is reflected in the consolidated statement of operations, and a new cost basis in the investment is established.

We account for certain of our investments using the equity method based on our ownership interest and our ability to exercise significant influence. Accordingly, we record our investment initially at cost and we adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period. We cease to recognize investee losses when our investment basis is zero.

Fair Value Measurements — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and financial liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:  Unobservable inputs that are not corroborated by market data

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available. See Note 12, Fair Value, for further information.

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

Property, Plant and Equipment — Property, plant and equipment, which we refer to as PP&E, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate PP&E category. We capitalize costs of additions and improvements, including direct costs of constructing PP&E and interest costs related to construction. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Maintenance and repairs are expensed as incurred.

PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we would determine the recoverability of the asset’s carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference. For purposes of recognition and measurement, we group our long-lived assets, including PP&E and intangible assets with definite useful lives, at the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities, and we test for impairment on an aggregated basis for assets in the United States consistent with the management of the business on a national scope. There were no PP&E impairment losses recorded in the years ended December 31, 2009, 2008 and 2007.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our network, including equipment and cell site development costs. This assessment includes the write-off of network equipment for estimated shrinkage experienced during the deployment process and the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internally Developed Software — We capitalize costs related to computer software developed or obtained for internal use.  Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, which is generally three years. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.

Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives, and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairment of our indefinite lived intangible assets in any of the periods presented.

Spectrum licenses with definite useful lives and favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of the definite lived licenses and spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for spectrum licenses with definite useful lives and favorable spectrum leases in the years ended December 31, 2009, 2008 and 2007.

Other Intangible Assets — Other intangible assets consist of subscriber relationships, trademarks and patents, and are stated at cost net of accumulated amortization, for those other intangible assets with definite lives. Amortization is calculated using either the straight-line method or an accelerated method over the assets’ estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment losses for our other intangible assets in the years ended December 31, 2009, 2008 and 2007.

Derivative Instruments and Hedging Activities — In the normal course of business, we may be exposed to the effects of interest rate changes. We have limited our exposure by adopting established risk management policies and procedures, including the use of derivative instruments. It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. We record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting. Our derivative instruments are undesignated, with changes in fair value recognized currently in the consolidated statement of operations. See Note 11, Derivative Instruments, for further information.

Debt Issuance Costs — Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expenses), net in the consolidated statements of operations. Unamortized debt issuance costs are recorded in other assets in the consolidated balance sheets.

Interest Capitalization — We capitalize interest related to our owned spectrum licenses and the related construction of our network infrastructure assets. Capitalization of interest commences with pre-construction

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use (generally when a market is launched). Interest is capitalized on construction in progress and spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets and depreciated over the useful life of those assets.

Income Taxes — We record deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recorded for net operating loss, capital loss, and tax credit carryforwards. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount considered more likely than not to be realized. We also apply a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

Revenue Recognition — We primarily earn revenue by providing access to our high-speed wireless network. Also included in revenue are leases of CPE and additional add-on services, including personal and business email and static Internet Protocol. Revenue from customers is billed one month in advance and recognized ratably over the contracted service period. Revenues associated with the sale of CPE and other equipment to customers is recognized when title and risk of loss is transferred to the customer. Shipping and handling costs billed to customers are classified as revenue. Activation fees charged to the customer are deferred and recognized as revenues on a straight-line basis over the average estimated life of the customer relationship of 3 years.

Revenue arrangements with multiple deliverables are divided into separate units of accounting based on the deliverables’ relative fair values if the there is objective and reliable evidence of fair value for all deliverables in the arrangement. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, gross revenue is recorded. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as commissions earned. Promotional discounts treated as cash consideration are recorded as a reduction of revenue.

Advertising Costs — Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising expense was $99.1 million, $7.5 million and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development — Research and development costs are expensed as incurred. Research and development expense was $6.4 million, $350,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Net Loss per Share — Basic net loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents typically consist of the common stock issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. See Note 16, Net Loss Per Share, for further information.

Share-Based Compensation — The estimate of share-based compensation expense requires complex and subjective assumptions, including the stock price volatility, employee exercise patterns (expected life of the options), future forfeitures, and related tax effects. Share-based compensation expense on new awards and for awards modified, repurchased, or cancelled is based on the estimated grant-date fair value, using the Black-Scholes option pricing model, and is recognized, net of a forfeiture rate on those shares expected to vest over a graded

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Operating Leases — We have operating leases for spectrum licenses, towers and certain facilities, and equipment for use in our operations. Certain of our spectrum licenses are leased from third-party holders of Educational Broadband Service, which we refer to as EBS, spectrum licenses granted by the FCC. EBS licenses authorize the provision of certain communications services on the EBS channels in certain markets throughout the United States. We account for these spectrum leases as executory contracts which are similar to operating leases. Signed leases which have unmet conditions required to become effective are not amortized until such conditions are met and are included in spectrum licenses in the accompanying consolidated balance sheets, if such leases require upfront payments. For leases containing scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease, including the expected renewal periods as appropriate. For leases containing tenant improvement allowances and rent incentives, we record deferred rent, which is a liability, and that deferred rent is amortized over the term of the lease, including the expected renewal periods as appropriate, as a reduction to rent expense.

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

Recent Accounting Pronouncements

In June and December 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under the current accounting guidance. The new accounting guidance is effective for fiscal years and interim periods beginning after November 15, 2009. We are currently evaluating the impact of the new guidance on our financial condition and results of operations.

In August 2009, the FASB issued new accounting guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. We adopted the new accounting guidance on October 1, 2009. The adoption did not have any impact on our financial condition or results of operations.

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition and results of operations.

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires separate disclosure for transfers between Level 1 and 2 and the activities in Level 3 reconciliation on a gross basis. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years and interim periods beginning after December 15, 2010. The new accounting guidance only amended the disclosure requirements related to fair value measurements, therefore we do not expect the adoption to have any impact on our financial condition or results of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Strategic Transactions

Private Placement

On November 9, 2009, we entered into an investment agreement, which we refer to as the Investment Agreement, with each of Sprint, Comcast Corporation, which we refer to as Comcast, Intel Corporation, which we refer to as Intel, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, and Eagle River Holdings LLC, which we refer to as Eagle River, who we collectively refer to as the Participating Equityholders, providing for additional equity investments by the Participating Equityholders and new debt investments by certain of these investors. The Investment Agreement sets forth the terms of the transactions pursuant to which the Participating Equityholders will invest in Clearwire Communications an aggregate of approximately $1.564 billion in exchange for 213,369,711 shares of Clearwire Communications non-voting Class B equity interests and Clearwire Communications voting interests, which we refer to as the Private Placement, and the investment by certain of the Participating Equityholders in senior secured notes, discussed below, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility that we assumed from Old Clearwire, which we refer to as the Senior Term Loan Facility.

Additionally, on November 24, 2009, Clearwire Communications completed an offering of $1.85 billion 12% senior secured notes due 2015 (including the Rollover Notes), followed by a second offering of $920 million 12% senior secured notes due 2015 that closed on December 9, 2009, which we refer to collectively as the Senior Secured Notes. See Note 10, Long-term Debt.

The Private Placement was to be consummated in three closings. On November 9, 2009, the Participating Equityholders contributed in aggregate approximately $1.057 billion in cash in exchange for 144,231,268 Clearwire Communications non-voting Class B equity interests, which we refer to as Clearwire Communications Class B Common Interests, and Clearwire Communications voting interests, which we refer to as Clearwire Communications Voting Interests, pro rata based on their respective investment amounts. We refer to this closing as the First Investment Closing. On December 21, 2009, the Participating Equityholders contributed in aggregate approximately $440.3 million in cash in exchange for 60,066,822 Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests. We refer to this closing as the Second Investment Closing. The remaining approximately $66.5 million to be contributed under the Investment Agreement will close when certain financial information is provided to Sprint for use in its financial reporting with respect to the fiscal year ending December 31, 2009. We refer to the consummation of this purchase as the Third Investment Closing.

In the Private Placement, the Participating Equityholders agreed to invest in Clearwire Communications a total of $1.564 billion in exchange for Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests in the following amounts (in millions, except for Interests):

Investor	Investment	Interests

Sprint	$1,176.0	160,436,562
Comcast	196.0	26,739,427
Time Warner Cable	103.0	14,051,841
Bright House	19.0	2,592,087
Intel	50.0	6,821,282
Eagle River	20.0	2,728,512

	$1,564.0	213,369,711

Immediately following the receipt by the Participating Equityholders of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests, each of the Participating Equityholders agreed

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to contribute to Clearwire its Clearwire Communications Voting Interests in exchange for an equal number of shares of Clearwire’s Class B common stock, par value $0.0001 per share, which we refer to as Class B Common Stock.

Under the Investment Agreement, in exchange for the purchase by Sprint, Comcast, Time Warner Cable and Bright House of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests in amounts exceeding certain amounts stipulated in the Investment Agreement, Clearwire Communications agreed to pay a fee, which we refer to as an Over Allotment Fee, equal to the following amounts. Such fee is payable in cash, or Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests, at the option of the Participating Equityholder:

Investor	Over Allotment Fee

Sprint	$18,878,934
Comcast	$3,135,911
Time Warner Cable	$1,659,287
Bright House	$315,325

At the Second Investment Closing, Clearwire Communications delivered a portion of the Over Allotment Fee, $6.9 million in cash and $9.5 million in Clearwire Communications Class B Common Interests, valued at $7.33 per interest, and an equal number of Clearwire Communications Voting Interests to Sprint, $2.7 million in cash to Comcast, $1.4 million in cash to Time Warner Cable and $275,000 in cash to Bright House. The remaining Over Allotment Fee of $3.2 million will be paid in cash or Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests at the Third Investment Closing.

Immediately after the Third Investment Closing, Sprint will own 71.5% of the Class B Common Stock, Comcast will own 11.9% of the Class B Common Stock, Time Warner Cable will own 6.2% of the Class B Common Stock, Bright House will own 1.1% of the Class B Common Stock, Intel will own 8.9% of the Class B Common Stock and Eagle River will own 0.4% of the Class B Common Stock. These percentages include 1,287,785 of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests to be issued to Sprint, as Sprint has agreed to accept half of its Over Allotment Fee in Clearwire Communications Class B Common Interests.

Clearwire holds all of the outstanding Clearwire Communications non-voting Class A equity interests, which we refer to as Clearwire Communications Class A Common Interests, and all the outstanding Clearwire Communications Voting Interests, representing 21.1% of the economics and 100% of the voting rights of Clearwire Communications as of December 31, 2009.

The following table lists the interests in Clearwire as of December 31, 2009:

		Class A Common		Class B Common
	Class A	Stock %	Class B Common	Stock %		Total %
Investor	Common Stock	Outstanding	Stock(1)	Outstanding	Total	Outstanding

Sprint	—	—	524,732,533	71.5%	524,732,533	56.4%
Comcast	—	—	87,367,362	11.9%	87,367,362	9.4%
Time Warner Cable	—	—	45,807,398	6.2%	45,807,398	4.9%
Bright House	—	—	8,364,243	1.1%	8,364,243	0.9%
Intel	36,666,666	18.6%	65,354,820	8.9%	102,021,486	11.0%
Eagle River	35,922,958	18.3%	2,612,516	0.4%	38,535,474	4.1%
Google Inc.	29,411,765	14.9%	—	—	29,411,765	3.1%
Other Shareholders	94,177,091	47.9%	—	—	94,177,091	10.1%
CW Investment Holdings LLC	588,235	0.3%	—	—	588,235	0.1%

	196,766,715	100.0%	734,238,872	100.0%	931,005,587	100.0%

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The holders of Class B Common Stock hold an equivalent number of Clearwire Communications Class B Common Interests.

Sprint and the Investors, other than Google, Inc, which we refer to as Google, own shares of Class B Common Stock, which have equal voting rights to Clearwire’s Class A, $0.0001 par value, common stock, which we refer to as Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock, have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. Google owns shares of Class A Common Stock.

Under the Investment Agreement, Clearwire committed to a rights offering, pursuant to which rights to purchase shares of Class A Common Stock were granted to each holder of Class A Common Stock along with certain participating securities as of December 17, 2009, which we refer to as the Rights Offering. We distributed subscription rights exercisable for up to 93,903,300 shares of Class A Common Stock. Each subscription right entitled a shareholder to purchase 0.4336 shares of Class A Common Stock at a subscription price of $7.33 per share. The subscription rights will expire if they are not exercised by June 21, 2010. The Participating Equityholders and Google waived their respective rights to participate in the Rights Offering with respect to shares of Class A Common Stock they each hold as of the applicable record date.

Business Combinations

On the Closing, Old Clearwire and the Sprint WiMAX business combined to form a new independent company, Clearwire. The Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. In exchange for the contribution of the Sprint WiMAX business and the $3.2 billion, Sprint and the Investors received an aggregate of 25 million shares of Class A Common Stock, par value $0.0001 per share, and 505 million shares of Class B Common Stock, par value $0.0001 per share, and an equivalent number of Clearwire Communications Class B Common Interests, at an initial share price of $20 per share.

The number of shares issued to the Investors was subject to a post-closing adjustment based on the trading prices of the Class A Common Stock on NASDAQ Global Select Market over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. The adjustment resulted in an additional 28,235,294 shares being issued to the Investors on February 26, 2009. The adjustment did not affect the purchase consideration; however it did result in an equity reallocation of $33.6 million to the non-controlling interests. On February 27, 2009, CW Investment Holdings LLC, which we refer to as CW Investment Holdings, an affiliate of John Stanton, a director of Clearwire, contributed $10.0 million in cash in exchange for 588,235 shares of Class A Common Stock. Concurrent with the Closing, we entered into commercial agreements with each of the Investors, which establish the framework for development of the combined WiMAX businesses.

The combination was accounted for as a purchase and as a reverse acquisition with the Sprint WiMAX Business considered the accounting acquirer. As a result, the historical financial statements of the Sprint WiMAX Business have become the financial statements of Clearwire effective as of the Closing.

Purchase Consideration

As a result of the Transactions, we acquired Old Clearwire’s net assets and each share of Old Clearwire Class A common stock was exchanged for one share of Class A Common Stock, and each option and warrant to purchase shares of Old Clearwire Class A Common Stock and each share of restricted stock was exchanged for an option or warrant to purchase the same number of shares of Class A Common Stock, or a restricted share of Class A Common Stock, as applicable.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase consideration was based on the fair value of the Old Clearwire Class A common stock as of the Closing, which had a closing price of $6.62 on November 28, 2008.

The total purchase consideration to acquire Old Clearwire is approximately $1.12 billion, calculated as follows (in thousands, except per share amount):

Number of shares of Old Clearwire Class A common stock exchanged in the Transactions	164,484
Closing price per share of Old Clearwire Class A common stock	$6.62

Fair value of Old Clearwire Class A common stock exchanged	1,088,884
Fair value adjustment for Old Clearwire stock options exchanged	38,014
Fair value adjustment for restricted stock units exchanged	1,398
Fair value adjustment for warrants exchanged	18,490
Transaction costs	51,546

Purchase consideration for Old Clearwire before settlement loss	1,198,332
Less: net loss from settlement of pre-existing relationships	(80,573)

Purchase consideration for Old Clearwire	$1,117,759

Purchase Price Allocation

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

During 2009, we finalized the allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire. In connection therewith, there was a reduction in the amount allocated to consolidated property, plant and equipment of approximately $11.3 million, and a corresponding increase in the amount allocated to spectrum, primarily based on the receipt of additional information and final appraisal valuations. The following table sets forth the final allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire, including the allocation of the excess of the estimated fair value of net assets acquired over the purchase price (in thousands):

Working capital	$128,532
Property, plant and equipment	393,551
Other non-current assets	106,676
Spectrum licenses	1,644,825
Intangible assets	122,673
Term debt	(1,187,500)
Deferred tax liability	(4,952)
Other non-current liabilities and non-controlling interests	(86,046)

Total purchase price	$1,117,759

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes the amounts assigned and estimated remaining useful lives for each class of property, plant and equipment (in thousands):

	Value	Estimated Remaining
	Assigned	Useful Life
		(Years)

Network and base station equipment	$116,029	5
Customer premise equipment	19,886	1 to 2
Furniture, fixtures and equipment	28,595	2
		The lesser of the
Leasehold improvements	7,324	lease term or 5
Construction in progress	221,717	N/A

	$393,551

The following table includes the amounts assigned and estimated weighted average remaining useful lives for owned and leased spectrum licenses (in thousands):

		Weighted Average
	Value	Remaining Useful
	Assigned	Life
		(Years)

Indefinite-lived owned spectrum	$480,028	Indefinite
Definite-lived owned spectrum	120,915	18
Spectrum leases	1,043,882	27

	$1,644,825

The following table includes the amounts assigned and estimated weighted average remaining useful lives for each class of intangible assets (in thousands):

	Value	Weighted Average
	Assigned	Remaining Useful Life
		(Years)

Subscriber relationships	$118,869	4 - 7
Trade names and trademarks	3,804	5

	$122,673

Net Loss From Settlement of Pre-existing Relationships

Before the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Transactions, the spectrum lease agreements were effectively terminated, and the settlement of those agreements was accounted for as a separate element apart from the business combination. The settlement gain or loss recognized from the termination was valued based on the amount by which the agreements are favorable or unfavorable to our business relative to current market rates. The spectrum lease agreements were considered to be unfavorable to our business by approximately $80.6 million on a net basis. As such, we reduced the purchase consideration paid and recorded a non-recurring expense of approximately $80.6 million, which is included in transaction related expenses, related to the settlement of the unfavorable spectrum lease agreements in connection with the Transactions.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments

Investments as of December 31, 2009 and 2008 consist of the following (in thousands):

	December 31, 2009				December 31, 2008
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$2,106,584	$231	$(154)	$2,106,661	$1,899,529	$2,220	$—	$1,901,749
Long-term
U.S. Government and Agency Issues	74,670	—	(154)	74,516	—	—	—	—
Other debt securities	8,959	4,212	—	13,171	18,974	—	—	18,974

Total long-term	83,629	4,212	(154)	87,687	18,974	—	—	18,974

Total investments	$2,190,213	$4,443	$(308)	$2,194,348	$1,918,503	$2,220	$—	$1,920,723

For the years ended December 31, 2009 and 2008, we recorded an other-than-temporary impairment loss of $10.0 million and $17.0 million, respectively, related to our other debt securities.

At December 31, 2009, U.S. Government and Agency Issues securities with an amortized cost basis of $929.9 million had unrealized losses of approximately $308,000. All of these securities have been in an unrealized loss position for less than two months and the unrealized losses resulted from changes in interest rates.

Other debt securities include investments in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. These are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. As of December 31, 2009, the total fair value and cost of our security interests in CDOs was $13.2 million and $9.0 million, respectively. The total fair value and cost of our security interests in CDOs as of December 31, 2008 was $12.9 million. We also own Auction Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. In July 2009, the issuer’s credit rating was downgraded to CC and Caa2 by Standard & Poor’s and Moody’s rating services, respectively and the total fair value and cost of our Auction Market Preferred securities was written down to $0. The total fair value and cost of our Auction Market Preferred securities as of December 31, 2008 was $6.1 million. Current market conditions do not allow us to estimate when the auctions for our other debt securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our other debt securities are classified as long-term investments.

The cost and fair value of investments at December 31, 2009, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$2,106,584	$2,106,661
Due between one and five years	74,670	74,516
Due in ten years or greater	8,959	13,171

Total	$2,190,213	$2,194,348

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2009 and 2008 consisted of the following (in thousands):

	Useful	December 31,
	Lives (Years)	2009	2008

Network and base station equipment	5-15	$901,814	$353,752
Customer premise equipment	2	60,108	23,141
Furniture, fixtures and equipment	3-7	216,598	167,325
	Lesser of useful
Leasehold improvements	life or lease term	18,128	12,786
Construction in progress	N/A	1,623,703	823,193

		2,820,351	1,380,197
Less: accumulated depreciation and amortization		(223,831)	(60,252)

		$2,596,520	$1,319,945

	Year Ended December 31,
	2009	2008	2007

Supplemental information (in thousands):
Capitalized interest	$140,168	$4,469	$—
Depreciation expense	$170,131	$54,811	$3,936

6.	Spectrum Licenses

Owned and leased spectrum licenses as of December 31, 2009 and 2008 consisted of the following (in thousands):

		December 31, 2009			December 31, 2008
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived owned spectrum	Indefinite	$3,082,401	$—	$3,082,401	$3,035,473	$—	$3,035,473
Definite-lived owned spectrum	16-20 years	118,069	(6,268)	111,801	112,303	(974)	111,329
Spectrum leases and prepaid spectrum	26 years	1,323,405	(62,937)	1,260,468	1,270,058	(5,039)	1,265,019
Pending spectrum and transition costs	N/A	40,464	—	40,464	60,041	—	60,041

Total spectrum licenses		$4,564,339	$(69,205)	$4,495,134	$4,477,875	$(6,013)	$4,471,862

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

Spectrum Leases and Prepaid Spectrum — We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Upfront consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is capitalized

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as prepaid spectrum lease costs and is expensed over the term of the lease agreement, including expected renewal terms, as applicable. As part of the purchase accounting for the Transactions, favorable spectrum leases of $1.0 billion were recorded at the Closing. The favorable component of the acquired spectrum leases has been capitalized as an asset and is amortized over the lease term.

	Year Ended December 31,
	2009	2008	2007

Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$57,898	$17,109	$—
Amortization of definite-lived owned spectrum	$5,689	$447	$—
Consideration paid relating to owned spectrum licenses:
Cash	$46,800	$108,265	$352,295
Stock (Sprint)	$—	$4,000	$100,000

Based on the definite-lived spectrum licenses and favorable spectrum leases as of December 31, 2009, future amortization of spectrum licenses, spectrum leases and prepaid spectrum lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2010	$55,796	$7,709	$63,505
2011	53,956	7,996	61,952
2012	53,791	7,996	61,787
2013	52,802	7,501	60,303
2014	52,449	6,511	58,960
Thereafter	991,674	74,088	1,065,762

Total	$1,260,468	$111,801	$1,372,269

We expect that all renewal periods in our leases will be renewed by us, and that the costs to renew to be immaterial.

7.	Other Intangible Assets

Other intangible assets as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31, 2009				December 31, 2008
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 — 7 years	$120,231	$(34,084)	$86,147	$118,787	$(2,606)	$116,181
Trade names and trademarks	5 years	3,804	(824)	2,980	3,804	(63)	3,741
Patents and other	10 years	3,164	(578)	2,586	3,148	(262)	2,886

Total other intangibles		$127,199	$(35,486)	$91,713	$125,739	$(2,931)	$122,808

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the other intangible assets recorded as of December 31, 2009, the future amortization is expected to be as follows (in thousands):

2010	$27,394
2011	22,426
2012	17,322
2013	12,292
2014	7,728
Thereafter	4,551

Total	$91,713

	Year Ended December 31,
	2009	2008	2007

Supplemental Information (in thousands):
Amortization expense	$32,443	$2,888	$43
Consideration paid	$16	$992	$1,316

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Accounts payable	$377,890	$78,695
Accrued interest	28,670	8,953
Salaries and benefits	44,326	26,337
Business and income taxes payable	25,924	7,264
Other	50,557	24,168

	$527,367	$145,417

9.	Income Taxes

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, capital loss or tax credit carryforwards are utilized.

Prior to the Transactions, the legal entities representing the Sprint WiMAX Business were included in the filing of Sprint’s consolidated federal and certain state income tax returns. Income tax expense and related income tax balances were accounted for and presented in the financial statements, as if we were filing stand-alone separate returns using an estimated combined federal and state marginal tax rate of 39% up to and including the date of the Transactions. We recorded deferred tax assets related to the pre-closing net operating loss and tax credit carryforwards and recorded a valuation allowance against our deferred tax assets, net of certain schedulable deferred tax liabilities. The net deferred tax liabilities reported in these financial statements prior to the Closing are related to FCC licenses recorded as indefinite-lived spectrum intangibles, which are not amortized for book purposes. The change to the deferred tax position as a result of the Closing was reflected as part of the accounting for the acquisition of Old Clearwire and was recorded in equity. The net operating loss and tax credit carryforwards

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the Sprint WiMAX Business prior to the Closing were not transferred to either Clearwire Communications or Clearwire, but instead were retained by Sprint.

The income tax provision consists of the following for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current taxes:
International	$(389)	$325	$—
Federal	—	—	—
State	148	—	—

Total current taxes	(241)	325	—
Deferred taxes:
International	953	(87)	—
Federal	—	51,686	13,745
State	—	9,683	2,617

Total deferred taxes	953	61,282	16,362

Income tax provision	$712	$61,607	$16,362

The Sprint WiMAX Business incurred significant deferred tax liabilities related to the indefinite-lived spectrum licenses. Since certain of these spectrum licenses acquired were recorded as indefinite-lived intangible assets for book purposes, they are not subject to amortization and therefore we could not estimate the amount of future period reversals, if any, of the deferred tax liabilities related to those spectrum licenses. As a result, the valuation allowance was increased accordingly and we continued to amortize acquired spectrum licenses for federal income tax purpose. The difference between book and tax amortization resulted in a deferred income tax provision prior to the Closing.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008

Noncurrent deferred tax assets:
Net operating loss carryforward	$718,853	$590,767
Capital loss carryforward	6,230	6,187
Other assets	13,573	3,519

Total deferred tax assets	738,656	600,473
Valuation allowance	(573,165)	(349,001)

Net deferred tax assets	165,491	251,472

Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	142,434	221,373
Spectrum licenses	19,437	14,943
Other intangible assets	9,937	19,113
Other	36	207

Total deferred tax liabilities	171,844	255,636

Net deferred tax liabilities	$6,353	$4,164

Pursuant to the Transactions, the assets of Old Clearwire and its subsidiaries were combined with the spectrum and certain other assets of the Sprint WiMAX Business. In conjunction with the acquisition of Old Clearwire by the Sprint WiMAX Business, these assets along with the $3.2 billion of capital from the Investors were contributed to Clearwire Communications. Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire Communications is treated as a partnership for United States federal income tax purposes and therefore does not pay income tax in the United States and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than balances associated with the non-United States operations, the only temporary difference for Clearwire after the Closing is the basis difference associated with our investment in the partnership. Consequently, we recorded a deferred tax liability for the difference between the financial statement carrying value and the tax basis we hold in our interest in Clearwire Communications as of the date of the Transactions.

As of December 31, 2009, we had United States federal tax net operating loss carryforwards of approximately $1.6 billion. A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The net operating loss carryforwards begin to expire in 2021. We had $386.4 million of tax net operating loss carryforwards in foreign jurisdictions; $234.2 million have no statutory expiration date, $130.5 million begins to expire in 2015, and the remainder of $21.7 million begins to expire in 2010.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.8	(1.5)	(0.8)
Non-controlling interest	(25.9)	—	—
Other, net	0.7	0.2	0.2
Valuation allowance	(10.7)	(50.3)	(42.2)

Effective income tax rate	(0.1)%	(16.6)%	(7.8)%

We file income tax returns for Clearwire and our subsidiaries in the United States Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2009, the tax returns for Old Clearwire for the years 2003 through 2008 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, Old Clearwire acquired United States and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and certain tax returns remain open to examination by United States and foreign tax authorities for tax years as far back as 1998.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As December 31, 2009, we had no uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

10.	Long-term Debt

Long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008

Senior Secured Notes and Rollover Notes, due in 2015, interest due-bi-annually	$2,714,731	$—
Senior Term Loan Facility, due in 2011, 1% of principal due annually; residual at maturity	—	1,364,790
Less: current portion	—	(14,292)

Total long-term debt	$2,714,731	$1,350,498

Senior Secured Notes and Rollover Notes — On November 24, 2009, we issued $1.60 billion in 12% Senior Secured Notes due 2015 for cash proceeds of $1.57 billion, net of debt discount. We used $1.16 billion of the proceeds to retire our Senior Term Loan Facility and recognized a gain on extinguishment of debt of $8.3 million, net of transaction costs. The Senior Secured Notes provide for bi-annual payments of interest in June and December, beginning in June 2010, and bear interest at the rate of 12% per annum. In connection with the issuance of the Senior Secured Notes, on November 24, 2009, we also issued $252.5 million of Rollover Notes to Sprint and Comcast with identical terms as the Senior Secured Notes. The proceeds from the Rollover Notes were used in 2009 to retire the principal amounts owed to Sprint and Comcast under our Senior Term Loan Facility.

On December 9, 2009, we issued an additional $920 million in Senior Secured Notes with the same terms as the Senior Secured Notes issued on November 24, 2009, which resulted in cash proceeds of $901.1 million, net of debt discount.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, $2.71 billion in aggregate principal amount was outstanding under the Senior Secured Notes and Rollover Notes. The weighted effective interest rate of the Senior Secured Notes and Rollover Notes was 13.02% at December 31, 2009.

The holders of the Senior Secured Notes and Rollover Notes have the right to require us to repurchase all of the notes upon the occurrence of a change of control event or a sale of certain assets at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Prior to December 1, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2012, we may redeem all or a part of the Senior Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.

Our payment obligations under the Senior Secured Notes and Rollover Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The Senior Secured Notes and Rollover Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.

Future payments of interest and principal on our Senior Secured Notes and Rollover Notes, for the remaining years are as follows (in thousands):

	Years Ending December 31,
	Principal	Interest

2010	$—	$333,644
2011	—	332,699
2012	—	332,699
2013	—	332,699
2014	—	332,699
2015	2,772,494	332,699

	$2,772,494	$1,997,139

Senior Term Loan Facility — In conjunction with the Transactions, we assumed from Old Clearwire the Senior Term Loan Facility, which had a balance as of the Closing of $1.19 billion, net of discount. The Senior Term Loan Facility was set to be due in 2011, but was repaid with the proceeds from the Senior Secured Notes and Rollover Notes. As of December 31, 2008, $1.41 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility.

Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Interest coupon	$145,453	$19,347	$—
Accretion of debt discount	64,183	1,667	—
Capitalized interest	(140,168)	(4,469)	—

	$69,468	$16,545	$—

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments

During 2009 and 2008, we held two interest rate swap contracts which were based on 3-month LIBOR with a combined notional value of $600 million. We used these swaps as economic hedges of the interest rate risk related to a portion of our Senior Term Loan Facility. The interest rate swaps were used to reduce the variability of future interest payments on our LIBOR based debt. We were not holding these interest rate swap contracts for trading or speculative purposes. We did not apply hedge accounting to these swaps, therefore the gains and losses due to changes in fair value were reported in other income (expense), net in our consolidated statements of operations.

The following table sets forth information regarding our interest rate swap contracts (in thousands):

Type of	Notional		Receive	Pay
Derivative	Amount	Maturity Date	Index Rate	Fixed Rate

Swap	$300,000	3/5/2010	3-month LIBOR	3.50%
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%

Year Ended
December 31,
Nature of Activity:	2009

Periodic swap payment	$(13,915)
Unrealized gain on undesignated interest rate swap contracts	6,939

Loss on undesignated swap contracts, net(1)	$(6,976)

(1)	Included in Other income (expense), net in the consolidated statements of operations.

We computed the fair value of the swaps using an income approach whereby we estimate net cash flows and discount the cash flows at a risk-based rate. See Note 12, Fair Value, for further information. We monitor the risk of our nonperformance as well as that of our counterparties on an ongoing basis.

At December 31, 2008, the swap fair value of $21.6 million was reported in other long-term liabilities on our consolidated balance sheet. During the fourth quarter of 2009, we terminated the swap contracts and paid the swap counterparties $18.4 million which consisted of $14.7 million mark to market losses and $3.7 million accrued interest.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value

The following table is a description of the pricing assumptions used for instruments measured and recorded at fair value on a recurring basis, including the general classification of such instruments pursuant to the valuation hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial Instrument	Hierarchy	Pricing Assumptions

Cash equivalents: Money market mutual funds	Level 1	Market quotes
Short-term investment: U.S. Government and Agency Issues	Level 1	Market quotes
Long-term investment: U.S. Government and Agency Issues	Level 1	Market quotes
Long-term investment: Other debt securities	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
Derivative: Interest rate swaps	Level 3	Discount of forecasted cash flows adjusted for risk of non-performance

Cash Equivalents and Investments

Where quoted prices for identical securities are available in an active market, we use quoted market prices to determine the fair value of investment securities and cash equivalents, and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasuries and money market mutual funds for which there are quoted prices in active markets.

For other debt securities which are classified in Level 3, we use discounted cash flow models to estimate the fair value using various methods including the market and income approaches. In developing these models, we utilize certain assumptions that market participants would use in pricing the investment, including assumptions about risk and the risks inherent in the inputs to the valuation technique. We maximize the use of observable inputs in the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. We also use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participants would use in pricing the security. We use many factors that are necessary to estimate market values, including interest rates, market risks, market spreads, timing of contractual cash flows, market liquidity, review of underlying collateral and principal, interest and dividend payments.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,698,017	$—	$—	$1,698,017
Short-term investments	$2,106,661	$—	$—	$2,106,661
Long-term investments	$74,516	$—	$13,171	$87,687

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2008 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,206,143	$—	$—	$1,206,143
Short-term investments	$1,901,749	$—	$—	$1,901,749
Long-term investments	$—	$—	$18,974	$18,974
Financial liabilities:
Interest rate swaps	$—	$—	$21,591	$21,591

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Level 3	Level 3
	Financial Assets	Financial Liabilities

Balance at January 1, 2008	$—	$—
Balances acquired from Old Clearwire	36,011	(15,519)
Total losses for 2008 included in net loss(1)	(17,037)	(6,072)

Balance at December 31, 2008	18,974	(21,591)
Total gains (losses) for 2009 included in:
Net loss(1)	(10,015)	6,939
Other comprehensive income	4,212	—
Settlements	—	14,652

Balance at December 31, 2009	$13,171	$—

Net unrealized losses included in net loss for 2009 relating to financial assets held at December 31, 2009	$(10,015)	$—

(1)	Included in Other income (expense), net in the consolidated statements of operations.

The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Receivable

Notes receivable with a carrying value of $5.4 million and a fair value of $1.7 million were outstanding at December 31, 2009. Notes receivable with a carrying value of $4.8 million and a fair value of $1.2 million were outstanding at December 31, 2008. The notes receivable are not publicly traded. The fair value of these notes is estimated based on the fair value of the underlying collateral.

Debt Instruments

Senior Secured Notes and Rollover Notes with a carrying value of $2.71 billion and an approximate fair value of $2.81 billion were outstanding at December 31, 2009. To estimate fair value of these notes we used the average indicative price from several market makers.

A Senior Term Loan Facility with a carrying value and an approximate fair value of $1.36 billion was outstanding at December 31, 2008. The Senior Term Loan Facility was not publicly traded. To estimate fair value of the Senior Term Loan Facility, we used an income approach whereby we estimated contractual cash flows and discounted the cash flows at a risk-adjusted rate. The inputs included the contractual terms of the Senior Term Loan Facility and market-based parameters such as interest rate forward curves. A level of subjectivity and judgment was used to estimate credit spread. The Senior Term Loan Facility was retired in the fourth quarter of 2009.

13.	Commitments and Contingencies

Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2009, are as follows (in thousands):

							Thereafter,
							including all
	Total	2010	2011	2012	2013	2014	renewal periods

Long-term debt obligations	$2,772,494	$—	$—	$—	$—	$—	$2,772,494
Interest payments	1,997,139	333,644	332,699	332,699	332,699	332,699	332,699
Operating lease obligations	6,496,660	214,717	219,522	221,757	223,383	223,385	5,393,896
Spectrum lease obligations	5,164,616	127,749	135,073	140,806	140,369	149,860	4,470,759
Spectrum service credits	95,672	986	986	986	986	987	90,741
Signed spectrum agreements	29,983	29,983	—	—	—	—	—
Network equipment purchase obligations	422,744	422,744	—	—	—	—	—
Other purchase obligations	162,474	96,030	30,938	22,040	13,054	412	—

Total	$17,141,782	$1,225,853	$719,218	$718,288	$710,491	$707,343	$13,060,589

Spectrum and operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment, and leased sites, including towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2011. Charges apply if these commitments are not satisfied. Leased spectrum agreements have terms of up to 30 years. Operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Spectrum lease expense	$201,461	$72,923	$60,051
Amortization of prepaid spectrum licenses	57,898	17,109	—

Total spectrum lease expense	$259,359	$90,032	$60,051

Operating lease expense	$245,351	$51,345	$2,000

Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2009 and 2008 we satisfied $779,000 and $76,000, respectively, related to these commitments. The maximum remaining commitment at December 31, 2009 is $95.7 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

As of December 31, 2009, we have signed agreements to acquire approximately $30.0 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.

Network equipment purchase obligations — We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.

Other purchase obligations — We have purchase obligations that include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, customer devices and IT related and other services. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods or services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.

AMDOCS Agreement — On March 31, 2009, we entered into a Customer Care and Billing Services Agreement, which we refer to as the AMDOCS Agreement, with AMDOCS Software Systems Limited, which we refer to as AMDOCS, under which AMDOCS will provide a customized customer care and billing platform, which we refer to as the Platform, to us. In connection with the provision of these services and the establishment of the Platform, AMDOCS will also license certain of its software to us.

The initial term of the AMDOCS Agreement commences on March 31, 2009 and ends on the earliest to occur of seven years from the date of the AMDOCS Agreement (to be extended under certain circumstances relating to conversion of subscribers to the new system) or the termination of the AMDOCS Agreement pursuant to its terms, as defined. Under the terms of the AMDOCS Agreement, we are required to pay AMDOCS licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the AMDOCS Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties. We capitalized $52.9 million in costs incurred during the application development stage associated with the Platform for the year ended December 31, 2009.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the United States District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering 4G mobile WiMAX services to subscribers in compliance with the 802.16e WiMAX standard, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringe the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. We filed an Amended Answer on June 25, 2009, adding a counter-claim for declaratory judgment of non-infringement and invalidity of the subject patents. A trial is scheduled for December 2010, and the parties commenced discovery in early 2009. On December 21, 2009, Adaptix filed but did not serve an additional suit for patent infringement in the United States District Court for the Eastern District of Texas. That suit alleges infringement of one patent related to those asserted in the previously filed suit. We have not been served and therefore have not appeared in the newly-filed suit. On February 23, 2010, we reached a resolution with Adaptix and Sprint regarding Adaptix’s patent infringement litigations pending in the United States District Court for the Eastern District of Texas, whereby the pending litigations will be dismissed without prejudice.

On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs have 30 days to move the Court for leave to amend the complaint. Whether plaintiffs will seek such leave is unknown.

On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices. It seeks declaratory, injunctive, and/or equitable relief and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. Prior to the Court ruling on the motion to dismiss, plaintiff moved the Court for leave to file a further amended complaint. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff 20 days to amend the complaint. The Court dismissed plaintiff’s motion for leave to amend as moot. This case is in the early stages of litigation, and its outcome is unknown.

In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.

Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable nor estimable.

14.	Share-Based Payments

In connection with the Closing, we assumed the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, the Old Clearwire 2007 Stock Compensation Plan, which we refer to as the 2007 Plan, and the Old Clearwire 2003 Stock Option Plan, which we refer to as the 2003 Plan. Share grants generally vest ratably over four years and expire no later than ten years after the date of grant. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At December 31, 2009, there were 62,229,805 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.

Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Stock Options

In connection with the Transactions, all Old Clearwire stock options issued and outstanding at the Closing were exchanged on a one-for-one basis for stock options with equivalent terms. Following the Closing, we granted options to certain officers and employees under the 2008 Plan. All options vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity from January 1, 2007 through December 31, 2009 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value As of
	Number of	Exercise	Term	12/31/2009
	Options	Price	(Years)	(In millions)

Options outstanding — January 1, 2007	—
Options outstanding — December 31, 2007	—
Options acquired in purchase accounting — November 28, 2008	19,093,614	$14.38
Granted	425,000	4.10
Forfeited	(337,147)	11.64
Exercised	(9,866)	3.00

Options outstanding — December 31, 2008	19,171,601	$14.21	6.36
Granted	7,075,000	4.30
Forfeited	(4,084,112)	15.13
Exercised	(624,758)	3.51

Options outstanding — December 31, 2009	21,537,731	$11.09	6.39	$25.51

Vested and expected to vest — December 31, 2009	19,715,140	$11.45	6.23	$22.17

Exercisable outstanding — December 31, 2009	12,066,459	$13.54	5.21	$8.42

The intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $2.3 million and $15,000, respectively.

Information regarding stock options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
		Life	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	(Years)	Price	Options	Price

$2.25 — $3.00	1,421,199	4.01	$2.89	1,421,199	$2.89
$3.03	3,700,000	9.19	3.03	—	—
$3.53 — $5.45	1,296,750	5.78	4.16	107,500	4.10
$6.00	3,466,399	4.43	6.00	3,466,399	6.00
$6.07 — $11.03	2,856,699	8.12	8.63	279,092	10.97
$11.15 — $16.02	1,380,101	5.46	14.62	1,069,318	14.85
$17.11	2,177,899	4.72	17.11	1,233,065	17.11
$18.00 — $23.30	3,386,451	6.60	20.35	2,884,805	20.07
$23.52 — $25.01	1,847,233	6.33	24.99	1,602,581	24.99
$25.33	5,000	7.54	25.33	2,500	25.33

Total	21,537,731	6.39	$11.09	12,066,459	$13.54

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008

Expected volatility	63.35%-67.65%	66.52%
Expected dividend yield	—	—
Expected life (in years)	4.75 - 6.25	4.75
Risk-free interest rate	1.36% - 2.98%	1.93%
Weighted average fair value per option at grant date	$2.63	$2.24

The fair value of option grants in 2009 was $18.6 million. In addition to options issued in exchange as part of the Transactions, the fair value of option grants during 2008 was $954,000. The total fair value of options vested during the years ended December 31, 2009 and 2008 was $5.8 million and $815,000, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2009 was approximately $11.5 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

For the years ended December 31, 2009 and 2008, our forfeiture rate used in the calculation of stock option expense is 12.66%.

Restricted Stock Units

In connection with the Transactions, all Old Clearwire restricted stock units, which we refer to as RSUs, issued and outstanding at the Closing were exchanged on a one-for-one basis for RSUs with equivalent terms. Following the Closing, we granted RSUs to certain officers and employees under the 2008 Plan. All RSUs vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

A summary of the RSU activity for the years ended December 31, 2009 and 2008 is presented below:

		Weighted-
	Number of	Average
	RSU’s	Grant Price

Restricted stock units outstanding — January 1, 2007	—
Restricted stock units outstanding — December 31, 2007	—
Restricted stock units acquired in purchase accounting — November 28, 2008	3,216,500	$13.19
Granted	716,000	4.10
Forfeited	(43,000)	—
Released	(508,098)	5.18
Cancelled	(108,777)	—

Restricted stock units outstanding — December 31, 2008	3,272,625	$13.19
Granted	10,938,677	4.39
Forfeited	(1,217,857)	5.17
Released	(1,140,251)	6.95
Cancelled	—	—

Restricted stock units outstanding — December 31, 2009	11,853,194	$4.60

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of grants during 2009 and 2008 was $48.0 million and $2.9 million, respectively. The intrinsic value of RSUs released during the years ended December 31, 2009 and 2008 was $7.9 million and $3.2 million, respectively. As of December 31, 2009, there were 11,853,194 units outstanding and total unrecognized compensation cost of approximately $30.9 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

For the years ended December 31, 2009 and 2008, we used a forfeiture rate of 7.75% and 7.50%, respectively, in determining compensation expense for our RSUs.

Sprint Equity Compensation Plans

In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans, which we refer to collectively as the Sprint Plans. The underlying share for awards issued under the Sprint Plans is Sprint common stock. The Sprint Plans allow for continued plan participation as long as the employee remains employed by a Sprint subsidiary or affiliate. Under the Sprint Plans, options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest over a period of up to four years and have a contractual term of ten years. RSUs generally have both performance and service requirements with vesting periods ranging from one to three years. RSUs granted after the second quarter 2008 included quarterly performance targets but were not granted until performance targets were met. Therefore, at the grant date these awards only had a remaining service requirement and vesting period of six months following the last day of the applicable quarter. Employees who were granted RSUs were not required to pay for the shares but generally must remain employed with Sprint or a subsidiary, until the restrictions lapse, which was typically three years or less. At December 31, 2009, there were 722,954 unvested options and 213,127 unvested RSUs outstanding.

The share-based compensation associated with these employees is incurred by Sprint on our behalf. Sprint provided us with the fair value of the options and RSUs for each reporting period, which must be remeasured based on the fair value of the equity instruments at each reporting period until the instruments are vested. Total unrecognized share-based compensation costs related to unvested stock options and RSUs outstanding as of December 31, 2009 was $70,250 and $186,100, respectively, and is expected to be recognized over approximately one year.

Share-based compensation expense recognized for all plans for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31.
	2009	2008	2007

Options	$6,386	$2,371	$—
RSUs	20,091	1,292	—
Sprint Equity Compensation Plans	1,035	2,802	—

	$27,512	$6,465	$—

15.	Stockholders’ Equity

Class A Common Stock

The Class A Common Stock represents the common equity of Clearwire. The holders of the Class A Common Stock are entitled to one vote per share and, as a class, are entitled to 100% of any dividends or distributions made by Clearwire, with the exception of certain minimal liquidation rights provided to the Class B Common Stockholders, which are described below. Each share of Class A Common Stock participates ratably in proportion to the total number of shares of Class A Common Stock issued by Clearwire. Holders of Class A Common Stock have 100% of the economic interest in Clearwire and are considered the controlling interest for the purposes of financial reporting.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon liquidation, dissolution or winding up, the Class A Common Stock will be entitled to any assets remaining after payment of all debts and liabilities of Clearwire, with the exception of certain minimal liquidation rights provided to the Class B Common Stockholders, which are described below.

Class B Common Stock

The Class B Common Stock represents non-economic voting interests in Clearwire and holders of this stock are considered the non-controlling interests for the purposes of financial reporting. Identical to the Class A Common Stock, the holders of Class B Common Stock are entitled to one vote per share, however they do not have any rights to receive distributions other than stock dividends paid proportionally to each outstanding Class A and Class B Common Stockholder or upon liquidation of Clearwire, an amount equal to the par value per share, which is $0.0001 per share.

Each holder of Class B Common Stock holds an equivalent number of Clearwire Communications Class B Common Interests, which in substance reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.

Clearwire Communications Interests

Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A Common Interests representing 21.1% of the economics of Clearwire Communications as of December 31, 2009. The holders of the Class B Common Interests own the remaining 78.9% of the economic interests. The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

		Period From
		November 29,
	Year Ended	2008 to
	December 31,	December 31,
	2009	2008

Net loss attributable to Clearwire	$(319,199)	$(29,621)
Decrease in Clearwire’s additional paid-in capital for issuance of Class A and B Common Stock related to the post-closing adjustment	(33,632)	—
Decrease in Clearwire’s additional paid-in capital for issuance of Class B Common Stock	(140,253)	—
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	17,957	161

Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(475,127)	$(29,460)

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

Each holder of Clearwire Communications Class B Common Interests holds an equivalent number of Class B Common Stock and will be entitled at any time to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is intended that at all times, the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire. Similarly, it is intended that, at all times, Sprint and each Investor, except Google, will hold an equal number of Class B Common Stock and Clearwire Communications Class B Common Interests.

Dividend Policy

We have not declared or paid any cash dividends on Class A or Class B Common Stock since the Closing. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders. The distribution of subscription rights as part of the Rights Offering represents a dividend distribution.

Non-controlling Interests in Clearwire Communications

Clearwire Communications is consolidated into Clearwire. Therefore, the holders of the Clearwire Communications Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests. Currently, at the Clearwire level, non-controlling interests represent approximately 79% of the non-economic voting interests.

Warrants

All Old Clearwire warrants issued and outstanding at the Closing were exchanged on a one-for-one basis for warrants to purchase our Class A Common Stock with equivalent terms. The fair value of the warrants exchanged of $18.5 million is included in the calculation of purchase consideration using the Black-Scholes option pricing model using a share price of $6.62. Holders may exercise their warrants at any time, with exercise prices ranging from $3.00 to $48.00. Old Clearwire granted the holders of the warrants registration rights covering the shares subject to issuance under the warrants. The number of warrants outstanding at December 31, 2009 was 17,806,220. The warrants expire on August 5, 2010, but the term is subject to extension in certain circumstances.

16.	Net Loss Per Share

Basic Net Loss Per Share

The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

		Period From
		November 29,
	Year Ended	2008 to
	December 31,	December 31,
	2009	2008

Net loss	$(1,253,846)	$(189,654)
Non-controlling interests in net loss of consolidated subsidiaries	928,264	159,721

	(325,582)	(29,933)
Distribution to warrant and restricted stock unit holders	(9,491)	—

Net loss attributable to Class A Common Stockholders	$(335,073)	$(29,933)

Weighted average shares Class A Common Stock outstanding	194,696	189,921
Loss per share	$(1.72)	$(0.16)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The subscription rights we distributed on December 21, 2009 to purchase shares of Class A Common Stock to Class A Common Stockholders of record on December 17, 2009, warrant holders, and certain holders of RSUs represent a dividend distribution. Certain Participating Equityholders and Google, who were Class A Common Stockholders of record holding approximately 102 million shares and entitled to the subscription rights, agreed not to exercise or transfer their rights. The fair value of the rights distributed was $57.5 million or $0.51 per share of Class A Common Stock. Certain outstanding warrants meet the definition of participating securities as their terms provide for participation in distributions with Class A Common Stock prior to exercise. Therefore, the two-class method is used to compute the loss per share and as a result, the fair value of the rights distributed to the warrant and RSU holders of $9.5 million increased the net loss attributable to Class A Common Stockholders.

Diluted Loss Per Share

The potential exchange of Clearwire Communications Class B Common Interests together with Class B Common Stock for Class A Common Stock will have a dilutive effect on diluted loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire would be required to recognize a tax provision related to indefinite lived intangible assets.

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock, is calculated based on the following information (in thousands, except per share amounts):

		Period From
		November 29,
	Year Ended	2008 to
	December 31,	December 31,
	2009	2008

Net loss attributable to Class A Common Stockholders	$(335,073)	$(29,933)
Non-controlling interests in net loss of consolidated subsidiaries	(928,264)	(159,721)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,356)	(4,158)

Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	$(1,290,693)	$(193,812)

Weighted average shares Class A common stock outstanding (diluted)	741,071	694,921
Loss per share	$(1.74)	$(0.28)

Higher loss per share on a diluted basis is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock and the conversion of the non-controlling interests discussed above.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

		Period From
		November 29,
	Year Ended	2008 to
	December 31,	December 31,
	2009	2008

Stock options	22,154	19,317
Restricted stock units	9,488	3,054
Warrants	17,806	17,806
Contingent shares	12,747	28,824

	62,196	69,001

The contingent shares for the year ended December 31, 2009, primarily relate to Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests that will be issued to Participating Equityholders upon the Second and Third Investment Closings as such interests, on a combined basis, can be exchanged for Class A Common Stock. The Second Investment Closing was December 21, 2009. We expect the Third Investment Closing to occur during the first quarter of 2010.

The contingent shares for the year ended December 31, 2008, relate to purchase price share adjustment of 28,235,294 million shares and equity issuance to CW Investment Holdings of 588,235 shares, all of which were issued in February of 2009.

The subscription rights to purchase in aggregate approximately 114 million shares of Class A Common Stock are not included in the computation of diluted loss per share because the rights’ subscription price of $7.33 per share was greater than the average market price of Class A Common Stock during the period such rights are outstanding in 2009 (out-of-the-money).

We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock loss per share is not calculated since it does not contractually participate in distributions of Clearwire. Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007.

17.	Business Segments

Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of December 31, 2009 and 2008, we have identified two reportable segments: the United States and the International businesses. In 2007 we only had one reportable business segment: the United States, as we had no international operations prior to the Closing.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We report business segment information as follows (in thousands):

	Year Ended December 31, 2009
	United States	International	Total

Revenues	$242,798	$31,660	$274,458
Cost of goods and services and network costs (exclusive of items shown separately below)	407,572	14,544	422,116
Operating expenses	783,543	43,879	827,422
Depreciation and amortization	190,273	17,990	208,263

Total operating expenses	1,381,388	76,413	1,457,801

Operating loss	$(1,138,590)	$(44,753)	(1,183,343)

Other income (expense), net			(69,791)
Income tax provision			(712)

Net loss			(1,253,846)
Non-controlling interest			928,264

Net loss attributable to Clearwire			$(325,582)

	Year Ended December 31, 2008
	United States	International	Total

Revenues	$17,775	$2,714	$20,489
Cost of goods and services and network costs (exclusive of items shown separately below)	130,317	1,172	131,489
Operating expenses	237,343	3,629	240,972
Transaction related expenses	82,960	—	82,960
Depreciation and amortization	56,074	2,072	58,146

Total operating expenses	506,694	6,873	513,567

Operating loss	$(488,919)	$(4,159)	(493,078)

Other income (expense), net			(37,662)
Income tax provision			(61,607)

Net loss			(592,347)
Non-controlling interest			159,721

Net loss attributable to Clearwire			$(432,626)

	Year Ended December 31,
	2009	2008

Capital expenditures
United States	$1,533,918	$573,537
International	6,112	1,420

	$1,540,030	$574,957

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008

Total assets
United States	$11,115,815	$8,901,988
International	152,038	222,179

	$11,267,853	$9,124,167

18.	Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River, Motorola, Inc. and Bell Canada, all of which are or have been related parties.

The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2009	2008

Accounts payable and accrued expenses	$22,521	$33,872
Debt	$246,494	$178,748

	Year Ended December 31,
	2009	2008(1)	2007

Revenue	$2,230	$—	$—
Cost of goods and services and network costs (inclusive of capitalized costs) (COGS)	$75,283	$118,331	$41,554
Selling, general and administrative (SG&A)	$10,773	$95,840	$75,554
Interest costs (inclusive of capitalized interest)	$23,883	$1,353	$—
Total contributions and advances from Sprint	$—	$451,925	$1,287,251

(1)	The amounts presented for 2008 reflect the correction of a classification error between COGS and SG&A in the amount of $77.4 million that had been previously presented in SG&A and has been reclassified to COGS to correct the presentation.

Rollover Notes — In connection with the issuance of the Senior Secured Notes, on November 24, 2009, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the Senior Secured Notes. The proceeds from the Rollover Notes were used to retire the principal amounts owed to Sprint and Comcast under our Senior Term Loan Facility. From time to time, other related parties may hold debt under our Senior Secured Notes, and as debtholders, would be entitled to receive interest payments from us.

Sprint Pre-Closing Financing Amount and Amended Credit Agreement — As a result of the Transactions, we assumed the liability to reimburse Sprint for the Sprint Pre-Closing Financing Amount. We were required to pay $213.0 million, plus related interest of $4.5 million, to Sprint in cash on the first business day after the Closing, with the remainder added as the Sprint Tranche under the Amended Credit Agreement for our Senior Term Loan Facility in the amount of $179.2 million. From time to time, other related parties may have held debt under our Senior Term Loan Facility, and as debtholders, would have been entitled to receive interest payments from us under the Amended Credit Agreement. During 2009, we repaid our Senior Term Loan Facility with proceeds from our Senior Secured Notes and Rollover Notes.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sprint — Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $171.1 million in the year ended December 31, 2008 and $115.0 million in the year ended December 31, 2007. Additionally, we have entered into lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $28.2 million, $36.4 million and $2.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Following the completion of the Transactions and the post-closing adjustments, Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 56% and the Investors collectively owned a 29% interest in Clearwire. See Note 3, Stategic Transactions, for discussion regarding the post-closing adjustment.

Eagle River is the holder of 35,922,958 shares of our outstanding Class A Common Stock and 2,612,516 shares of our Class B Common Stock, which represents an approximate 4% ownership interest in Clearwire. Eagle River Inc., which we refer to as ERI, is the manager of Eagle River. Each entity is controlled by Craig McCaw, a director of Clearwire. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. It is likely Mr. McCaw and his affiliates will continue to make additional investments in telecommunications businesses.

As of December 31, 2009, Eagle River held warrants entitling it to purchase 613,333 shares of Class A Common Stock at an exercise price of $15.00 per share and warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share. As of December 31, 2009, the remaining life of the warrants was 3.9 years.

Certain of our officers and directors provide additional services to Eagle River, ERI and their affiliates for which they are separately compensated by such entities. Any compensation paid to such individuals by Eagle River, ERI and/or their affiliates for their services is in addition to the compensation paid by us.

Following the Closing, Clearwire, Sprint, Eagle River and the Investors agreed to enter into an equityholders’ agreement, which set forth certain rights and obligations of the equityholders with respect to governance of Clearwire, transfer restrictions on our common stock, rights of first refusal and pre-emptive rights, among other things. In addition, we have also entered into a number of commercial agreements with Sprint and the Investors which are outlined below.

Additionally, the wife of Mr. Salemme, our Executive Vice President, Strategy, Policy and External Affairs is a Group Vice President at Time Warner Cable. She was not directly involved in any of our transactions with Time Warner Cable.

Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the years ended December 31, 2009 and 2008, we paid $4.1 million and $907,000 to Davis Wright Tremaine for legal services. This does not include fees paid by Old Clearwire.

Master Site Agreement — We entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we will establish the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement will be ten years from the Closing. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The basic fee is $600 per month per site. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees, such as an application fee of $1,000 per site.

Master Agreement for Network Services — We entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we will establish the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated customers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services will be five years, but the lessee will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Investors that contain commitments that extend up to five years.

IT Master Services Agreement — We entered into an IT master services agreement with the Sprint Entities, which we refer to as the IT Master Services Agreement, pursuant to which the Sprint Entities and us will establish the contractual framework and procedures for us to purchase information technology, which we refer to as IT, application services from the Sprint Entities. We may order various information technology application services from the Sprint Entities, including human resources applications, supply chain and finance applications, device management services, data warehouse services, credit/address check, IT help desk services, repair services applications, customer trouble management, coverage map applications, network operations support applications, and other services. The specific services requested by us will be identified in Statements of Work to be completed by the Sprint Entities and us. The Sprint Entities will provide service levels consistent with the service levels the Sprint Entities provide to their affiliates for the same services. Pricing will be specified in each separate Statement of Work for each type of service. The term of the IT Master Services Agreement will be five years, but we will have the right to extend the term for an additional five years.

4G MVNO Agreement — We entered into a non-exclusive 4G MVNO agreement at the Closing with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P., which we refer to as the 4G MVNO Agreement. We will sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers marketing and reselling the wireless broadband services to each of their respective end user customers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We will sell these services at our retail prices less agreed upon discounts.

Intel Market Development Agreement — We entered into a market development agreement with Intel, which we refer to as the Intel Market Development Agreement, pursuant to which we committed to deploy mobile WiMAX on our network and to promote the use of certain notebook computers and mobile Internet devices on our network, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on our network. The Intel Market Development Agreement will last for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one year terms up to a maximum of 13 additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum 20-year term, the agreement will thereafter automatically renew for successive one year renewal periods until either party terminates the agreement. Under the Intel Market Development Agreement, Clearwire Communications will pay to Intel a portion of the revenues

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received from certain retail customers using certain Intel-based notebook computers, or other mutually agreed on devices on the its network, for a certain period of time. Subject to certain qualifications, Clearwire Communications will also pay to Intel activation fees for each qualifying Intel-based device activated on its network during the initial term.

Google Products and Services Agreement — We entered into a products and services agreement with Google, which we refer to as the Google Products and Services Agreement, pursuant to which Google and we will collaborate on a variety of products and services. Google will provide advertising services to us for use with certain websites and devices, and we will utilize these Google advertising services on an exclusive basis for its retail customers. Google will pay us a percentage of the revenue that Google generates from these advertising services. Google will also provide a suite of hosted communications services, including email, instant messaging and calendar functionality, to us for integration into our desktop portal offering. Furthermore, we will support the open-source Android platform, will work with Google to offer certain other Google applications, and will explore working with Google on a variety of other potential products and services. The Google Products and Services Agreement will have a term of three years.

Google Spectrum Agreement — We entered into a spectrum agreement with Google, which we refer to as the Google Spectrum Agreement, pursuant to which we will make available to Google certain of our excess 2.5 GHz spectrum in various markets for experimental usage by Google, and for development of alternative applications by third-parties operating under the direction and approval of Google and us. The third-party use of our spectrum beyond that used for WiMAX technology cannot be utilized in a manner that will interfere with our use of our spectrum for WiMAX technology, and will be subject to availability. The revenue generated from the spectrum usage other than for WiMAX technology will be shared by Google and us. In addition, both parties will agree to form a joint technology team to manage the activities outlined in the Google Spectrum Agreement. The Google Spectrum Agreement provides for an initial term of five years from the date of the agreement. The Google Spectrum Agreement will be terminable by either party on default of the other party.

19.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total

2009 quarter:
Total revenues	$62,137	$63,594	$68,812	$79,915	$274,458
Operating loss	$(232,949)	$(241,404)	$(291,326)	$(417,664)	$(1,183,343)
Net loss	$(260,492)	$(264,044)	$(305,389)	$(423,921)	$(1,253,846)
Net loss attributable to Clearwire Corporation	$(71,055)	$(73,374)	$(82,427)	$(98,726)	$(325,582)
Net loss to Clearwire Corporation per Class A Common Share:
Basic	$(0.37)	$(0.38)	$(0.42)	$(0.55)	$(1.72)
Diluted	$(0.38)	$(0.38)	$(0.43)	$(0.55)	$(1.74)
2008 quarter:
Total revenues	$—	$—	$—	$20,489	$20,489
Operating loss(1)	$(95,101)	$(73,679)	$(90,864)	$(233,434)	$(493,078)
Net loss	$(97,437)	$(79,566)	$(137,603)	$(277,741)	$(592,347)
Net loss attributable to Clearwire Corporation(2)	N/A	N/A	N/A	$(118,020)	$(432,626)
Net loss to Clearwire Corporation per Class A Common Share:
Basic				$(0.16)	$(0.16)
Diluted				$(0.28)	$(0.28)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Fourth quarter operating loss includes a non-recurring charge of approximately $80.6 million related to the settlement of spectrum lease contracts.

(2)	Clearwire Corporation was formed on November 28, 2008; therefore net loss attributable to Clearwire Corporation was not applicable for the first three quarters of 2008.

20.	Parent Company Only Condensed Financial Statements

Under the terms of agreements governing the indebtedness of Clearwire Communications, a subsidiary of Clearwire, such subsidiary is significantly restricted from making dividend payments, loans or advances to Clearwire. The restrictions have resulted in the restricted net assets (as defined in Securities and Exchange Commission Rule 4-08(e)(3) of Regulation S-X) of Clearwire’s subsidiary exceeding 25% of the consolidated net assets of Clearwire and its subsidiaries.

The following condensed parent-only financial statements of Clearwire account for the investment in Clearwire Communications under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of Clearwire and subsidiaries and notes thereto. As described in Note 1 — Description of Business, Clearwire was formed November 28, 2008 and therefore, the condensed statement of operation and the condensed statement of cash flow for 2008 only included activity from November 29, 2008 to December 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
Other assets	$4,577	$—
Investments in equity method investees	1,597,585	2,066,338

Total assets	$1,602,162	$2,066,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$11,183	$312
Stockholders’ equity	1,590,979	2,066,026

Total liabilities and stockholders’ equity	$1,602,162	$2,066,338

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

		Period From
		November 29,
	Year Ended	2008 to
	December 31,	December 31,
	2009	2008
	(In thousands)

Revenues	$—	$—
Operating expenses	6,390	312

Operating loss	(6,390)	(312)
Other income (expense):
Other income	7	—
Loss from equity investees	(319,199)	(29,621)

Total other expense, net	(319,192)	(29,621)

Net loss	$(325,582)	$(29,933)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		Period From
		November 29,
	Year Ended	2008
	December 31,	to December 31,
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(325,582)	$(29,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investees	319,199	29,621
Changes in assets and liabilities, net:
Prepaids and other assets	(3,980)	150
Other liabilities	543	162

Net cash used in operating activities	(9,820)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(12,196)	(500,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Clearwire Communications	9,820	—
Proceeds from issuance of common stock	12,196	500,000

Net cash provided by financing activities	22,016	500,000

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP is the independent auditor for Sprint Nextel Corporation and its subsidiaries, which included the WiMAX Operations of Sprint Nextel Corporation, our accounting predecessor. KPMG LLP audited the financial statements of the WiMAX Operations of Sprint Nextel Corporation as of December 31, 2007 and for the year then ended.

Deloitte & Touche LLP was the independent auditor for Clearwire Corporation and subsidiaries (which prior to its merger with the WiMAX Operations of Sprint Nextel Corporation on November 28, 2008 is referred to as Old Clearwire). Deloitte & Touche LLP audited the consolidated financial statements of Old Clearwire as of December 31, 2007 and for the year ended December 31, 2007.

Deloitte & Touche LLP was retained as the independent auditor for Clearwire Corporation and subsidiaries, the company resulting from the merger of Old Clearwire and the WiMAX Operations of Sprint Nextel Corporation on November 28, 2008. Deloitte & Touche LLP has audited the consolidated financial statements of Clearwire Corporation as of December 31, 2009 and 2008 and for the years then ended.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were ineffective, due to the material weakness in our internal controls described below in “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(e) and 15(d) -15(f) promulgated under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2009, due to a material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness during its assessment of internal control over financial reporting related to control deficiencies in procedures we implemented for recording and monitoring the movement of network infrastructure equipment. During the third quarter of 2009, we implemented new procedures related to the assembly, shipment, and storage of network infrastructure equipment to improve flexibility in deploying network infrastructure equipment in markets under development. We believed that these new procedures would improve our ability to manage the substantial increases in the volume of network infrastructure equipment shipments necessary to meet our network deployment targets. These new procedures included increasing the number of warehouses utilized for receiving, storing and shipping equipment and outsourcing the management of equipment inventory movements to third party vendors. However, the new procedures implemented did not adequately provide for the timely updating and maintaining of accounting records for the network infrastructure equipment. As a result, movements of this equipment were not properly recorded in our accounting system. Accordingly, it is reasonably possible that a material misstatement of our interim or annual financial statements may not be prevented or detected on a timely basis due to these control deficiencies.

To provide reasonable assurance regarding the reliability of the financial statements included in this Annual Report on Form 10-K, our management performed a physical count of our network infrastructure equipment near the end of the period along with additional analysis and other procedures. To remedy the material weakness, we expect to modify our procedures for recording and monitoring the movement of network infrastructure equipment. These changes may include adding resources focused on transaction processing and enhancing transaction processing systems. Finally, our management plans to perform additional physical counts of equipment during the first quarter of 2010.

The assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than that described above under “Management’s Report on Internal Control over Financial Reporting”, there have been no significant changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

We are in the process of remediating the material weakness described above. However, these efforts were insufficient as of December 31, 2009. Thus, we will likely implement further changes to such controls.

Any changes that materially affect, or is reasonably likely to materially affect our internal controls over financial reporting will be reported in our quarterly report for the period in which such change occurs (or annual report, if the change occurs in the fourth quarter).

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our 2010 Proxy Statement for the Annual Meeting of Stockholders, which we refer to as the Proxy Statement, under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Compensation of Board of Directors”, “Corporate Governance — Executive Officers and Key Employees,” and “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2009 fiscal year.

ITEM 11.	Executive Compensation

The information required by Item 11 will be included in the Proxy Statement under the headings “Corporate Governance — Compensation of the Board of Directors,” “Compensation of Executive Officers — Compensation Discussion and Analysis,” and “Report of the Compensation Committee on Executive Compensation,” and is incorporated herein by reference.

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

The information required by Item 13 will be included in the Proxy Statement under the headings “Related Party Transactions,” and “Corporate Governance — Executive Officers and Key Employees” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement under the heading “Independent Registered Public Accountants”, and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b) Exhibit Listing

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of February 24, 2010.

CLEARWIRE CORPORATION

/s/  William T. Morrow
William T. Morrow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2010.

Signature	Title	Date

/s/ William T. Morrow William T. Morrow	Chief Executive Officer (Principal Executive Officer) Director	February 24, 2010

/s/ Erik E. Prusch Erik E. Prusch	Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/s/ Craig O. McCaw Craig O. McCaw	Director	February 24, 2010

/s/ Peter L. S. Currie Peter L. S. Currie	Director	February 24, 2010

/s/ Jose A. Collazo Jose A. Collazo	Director	February 24, 2010

/s/ Keith O. Cowan Keith O. Cowan	Director	February 24, 2010

/s/ Steve L. Elfman Steve L. Elfman	Director	February 24, 2010

/s/ Dennis S. Hersch Dennis S. Hersch	Director	February 24, 2010

/s/ Daniel R. Hesse Daniel R. Hesse	Director	February 24, 2010

/s/ Frank Ianna Frank Ianna	Director	February 24, 2010

Sean Maloney	Director

/s/ Theodore H. Schell Theodore H. Schell	Director	February 24, 2010

/s/ John W. Stanton John W. Stanton	Director	February 24, 2010

/s/ Brian P. McAndrews Brian P. McAndrews	Director	February 24, 2010

EXHIBIT INDEX

2.1	Transaction Agreement and Plan of Merger dated May 7, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
2.2	Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated November 21, 2008, as amended, among Clearwire Corporation, Sprint Nextel Corporation, Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks, LLC (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.1	Restated Certificate of Incorporation of Clearwire Corporation (Incorporated herein by reference to Exhibit 3.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.2	Certificate of Amendment of Certificate of Incorporation of Clearwire Corporation (Incorporated herein by reference to Exhibit 3.1 to Clearwire Corporation’s Form 8-K filed November 10, 2009).
3.3	Bylaws of Clearwire Corporation, effective as of November 28, 2008 (Incorporated herein by reference to Exhibit 3.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.1	Equityholders’ Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint HoldCo, LLC, Eagle River Holdings, LLC, Intel Capital Wireless Investment Corporation 2009A, Intel Capital Wireless Investment Corporation 2008B, Intel Capital Wireless Investment Corporation 2008C, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc., Comcast Wireless Investment I, Inc., Comcast Wireless Investment II, Inc., Comcast Wireless Investment III, Inc., Comcast Wireless Investment IV, Inc., Comcast Wireless Investment V, Inc., Google Inc., TWC Wireless Holdings I LLC, TWC Wireless Holdings II LLC, TWC Wireless Holdings III LLC, BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.2	Stock certificate for Clearwire Corporation Class A Common Stock (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
4.3	Registration Rights Agreement dated August 5, 2005, among Clearwire Corporation and certain buyers of the Senior Secured Notes (Incorporated herein by reference to Exhibit 4.4 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 27, 2009).
4.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.10 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.5	Registration Rights Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Eagle River Holdings, LLC, Intel Corporation, Comcast Corporation, Google Inc., Time Warner Cable Inc. and BHN Spectrum Investments LLC (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.6	Indenture dated as of November 24, 2009 by and among Clearwire Communications LLC and Clearwire Finance, Inc., as Issuers, the subsidiaries of Clearwire Communications named therein, and Wilmington Trust FSB as Trustee and Collateral Agent (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2009).
4.7	Form of 12% Senior Secured Note due 2015 (Incorporated herein by reference to Exhibit A of Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2009).
4.8	Collateral Agreement dated as of November 24, 2009 by and among Clearwire Communications LLC, Clearwire Finance, Inc., the subsidiaries of Clearwire Communications named therein, and Wilmington Trust FSB as Collateral Agent (Incorporated herein by reference to Exhibit 4.3 to Clearwire Corporation’s Form 8-K filed December 1, 2009).
4.9	Indenture dated as of December 9, 2009 by and among Clearwire Escrow Corporation as Issuer and Wilmington Trust FSB as Trustee and Collateral Agent (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 15, 2009).
4.10	Assumption Supplemental Indenture dated as of December 21, 2009 by and among Clearwire Communications LLC and Clearwire Finance, Inc. as Assuming Issuers, the subsidiaries of Clearwire Communications named therein, Clearwire Escrow Corporation as the Escrow Issuer and Wilmington Trust FSB as the Trustee and Collateral Agent (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 21, 2009).

4.11	Form of Subscription Rights Certificate (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Registration Statement on Form S-3 filed December 21, 2009).
4.12	Subscription Agent Agreement dated December 16, 2009 between Clearwire Corporaton and American Stock Transfer & Trust Company, LLC (Incorporated herein by reference to Exhibit 4.4 to Clearwire Corporation’s Registration Statement on Form S-3 filed December 21, 2009)
9.1	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation and Eagle River Holdings, LLC (Incorporated herein by reference to Exhibit 9.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
9.2	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation, Intel Capital Corporation and Intel Capital (Cayman) Corporation (Incorporated herein by reference to Exhibit 9.2 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.1	Indemnification Agreement dated November 13, 2003, among Flux Fixed Wireless, LLC and Flux United States Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.2	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.3	Letter Agreement dated April 26, 2004, between Clearwire Corporation and Nicolas Kauser (Incorporated herein by reference to Exhibit 10.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.4	Letter Agreement dated April 27, 2004, between Clearwire Corporation and R. Gerard Salemme (Incorporated herein by reference to Exhibit 10.6 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.5	Employment Agreement dated June 28, 2004, between Clearwire Corporation and Perry Satterlee (Incorporated herein by reference to Exhibit 10.7 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.6	Letter Agreement dated March 2, 2005, between Clearwire Corporation and John Butler (Incorporated herein by reference to Exhibit 10.8 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.7	Clearwire Corporation 2003 Stock Option Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.8	Amended and Restated Limited Liability Company Agreement dated July 12, 2006, between Clearwire US LLC and Shichinin LLC (Incorporated herein by reference to Exhibit 10.48 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.9	Clearwire Corporation 2007 Annual Performance Bonus Plan (Incorporated herein by reference to Exhibit 10.54 of Amendment No. 2 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 30, 2007).
10.10	Wireless Broadband System Services Agreement dated August 29, 2006, between Motorola, Inc. and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.55 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.11	Wireless Broadband System Infrastructure Agreement dated August 29, 2006, between Motorola, Inc. and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.56 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.12	Wireless Broadband CPE Supply Agreement dated August 29, 2006, between Motorola, Inc. and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.57 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.13	Clearwire Corporation 2007 Stock Compensation Plan (Incorporated herein by reference to Exhibit 4.2 of Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).

10.14	Stock and Asset Purchase Agreement by and among BellSouth Corporation, Clearwire Spectrum Holdings II LLC, Clearwire Corporation and AT&T Inc. dated as of February 15, 2007 Plan (Incorporated herein by reference to Exhibit 10.71 of Amendment No. 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007).
10.15	Credit Agreement dated as of July 3, 2007, among Clearwire Corporation, the several lenders from time to time parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed July 5, 2007).
10.16	Incremental Facility Amendment dated November 2, 2007, among Clearwire Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Bank N.A., as a Tranche C Term Lender, and Morgan Stanley Senior Funding, Inc. and Wachovia Capital Markets, LLC, as lead arrangers (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 2, 2007).
10.17	Sprint Incremental Term Loan Amendment dated December 1, 2008, by and among Clearwire Legacy LLC (formerly known as Clearwire Sub LLC), Clearwire XOHM LLC (formerly known as Sprint Sub, LLC), Clearwire Communications LLC, Morgan Stanley Senior Funding, Inc., as administrative agent and Sprint Nextel Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.18	Amended and Restated Credit Agreement dated November 21, 2008, by and among Clearwire Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. as co-documentation agents, JP Morgan Chase Bank, N.A. as syndication agent, Morgan Stanley & Co., Inc. as collateral agent, Morgan Stanley Senior Funding, Inc. as administrative agent and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 24, 2008).
10.19	Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 10.19 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.20	Form of Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.20 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.21	Clearwire Corporation Change in Control Severance Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed May 12, 2008 and Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed August 8, 2008).
10.22	Amended and Restated Operating Agreement of Clearwire Communications LLC dated November 28, 2008 (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.23	Subscription Agreement dated May 7, 2008, between CW Investment Holdings, LLC and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.56 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.24**	Intellectual Property Agreement dated November 28, 2008, between Sprint Nextel Corporation and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.24 to Clearwire Corporation’s Form 10-K/A originally filed April 13, 2009).
10.25**	MVNO Support Agreement dated May 7, 2008, among Sprint Spectrum L.P. d/b/a Sprint, Comcast MVNO II, LLC, TWC Wireless, LLC and BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 10.58 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.26**	4G MVNO Agreement dated November 28, 2008, among Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P. d/b/a Sprint (Incorporated herein by reference to Exhibit 10.26 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.27**	Market Development Agreement dated November 28, 2008, between Clearwire Communications LLC and Intel Corporation (Incorporated herein by reference to Exhibit 10.27 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).

10.28**	Google Products and Services Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.28 to Clearwire Corporation’s Form 10-K/A originally filed April 13, 2009).
10.29**	Spectrum Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.29 to Clearwire Corporation’s Form 10-K/A originally filed April 13, 2009).
10.30**	Master Site Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Nextel Spectrum LP (Incorporated herein by reference to Exhibit 10.30 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.31**	Master Agreement for Network Services dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc. (Incorporated herein by reference to Exhibit 10.31 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.32**	Authorized Sales Representative Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc (Incorporated herein by reference to Exhibit 10.32 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.33**	National Retailer Agreement dated November 28, 2008, between Sprint Solutions, Inc. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.33 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.34**	IT Master Services Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc (Incorporated herein by reference to Exhibit 10.34 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.35	Form of Clearwire Employee Confidentiality and Intellectual Property Agreement (Incorporated herein by reference to Exhibit 10.69 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.36	Clearwire Corporation 2008 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.68 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.37	Clearwire Corporation 2007 Stock Compensation Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.38	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 8, 2008).
10.39	Offer Letter Agreement dated January 21, 2009 between Clearwire Corporation and David J. Sach (Incorporated herein by reference to Exhibit 10.39 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.40	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and Benjamin G. Wolff (Incorporated herein by reference to Exhibit 10.40 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.41	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and William T. Morrow (Incorporated herein by reference to Exhibit 10.41 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.42	Offer Letter Agreement dated August 24, 2009 between Clearwire Corporation and Erik E. Prusch (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed on September 3, 2009).
10.43	Investment Agreement dated November 9, 2009 among Clearwire Corporation, Clearwire Communications LLC, Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable, Inc., Bright House Networks, LLC, Eagle River Holdings, LLC and Intel Corporation (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 10, 2009).
10.44**	Customer Care and Billing Services Agreement dated March 31, 2009 between Clearwire US LLC and Amdocs Software Systems Limited (Incorporated herein by reference to Exhibit 10.42 to Clearwire Corporation’s Registration Statement on Form S-1/A filed May 19, 2009).
21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Consolidated Balance Sheets of Clearwire Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2007.

*	Flux United States Corporation changed its name to Clearwire Corporation effective February 24, 2004, and as a result all references to Flux United States Corporation in this index are now to Clearwire Corporation.

**	The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.