Form 10-Q
period 2010-03-31
Clearwire Corp /DE
filed 2010-05-06
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of April 30, 2010 was 202,029,149. The number of shares outstanding of the registrant’s Class B common stock as of April 30, 2010 was 743,481,026.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$629,069	$1,698,017
Short-term investments	2,367,508	2,106,661
Restricted cash	1,000	1,166
Accounts receivable, net of allowance of $2,945 and $1,956	6,981	6,253
Notes receivable	5,402	5,402
Inventory, net	19,696	12,624
Prepaids and other assets	53,629	46,466

Total current assets	3,083,285	3,876,589
Property, plant and equipment, net	3,206,457	2,596,520
Restricted cash	16,279	5,620
Long-term investments	57,602	87,687
Spectrum licenses, net	4,477,222	4,495,134
Other intangible assets, net	84,464	91,713
Investments in equity investees	10,336	10,647
Other assets	112,984	103,943

Total assets	$11,048,629	$11,267,853

Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$597,643	$527,367
Deferred revenue	15,456	16,060

Total current liabilities	613,099	543,427
Long-term debt, net	2,716,219	2,714,731
Deferred tax liabilities	6,345	6,353
Other long-term liabilities	283,783	230,974

Total liabilities	3,619,446	3,495,485
Commitments and contingencies (Note 11)
Equity:
Clearwire Corporation stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000,000 shares authorized; 202,012,718 and 196,766,715 shares issued and outstanding, respectively	20	20
Class B common stock, par value $0.0001, 1,000,000,000 shares authorized; 743,481,026 and 734,238,872 shares issued and outstanding, respectively	74	73
Additional paid-in capital	2,083,855	2,000,061
Accumulated other comprehensive income	2,951	3,745
Accumulated deficit	(507,148)	(413,056)

Total Clearwire Corporation stockholders’ equity	1,579,752	1,590,843
Non-controlling interests	5,849,431	6,181,525

Total equity	7,429,183	7,772,368

Total liabilities and equity	$11,048,629	$11,267,853

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$106,672	$62,137
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	144,599	73,633
Selling, general and administrative expense	223,791	108,465
Depreciation and amortization	78,756	48,548
Spectrum lease expense	66,691	64,440

Total operating expenses	513,837	295,086

Operating loss	(407,165)	(232,949)
Other income (expense):
Interest income	1,250	3,277
Interest expense	(33,837)	(27,598)
Other income (expense), net	929	(3,308)

Total other income (expense), net	(31,658)	(27,629)

Loss before income taxes	(438,823)	(260,578)
Income tax benefit (provision)	(578)	86

Net loss	(439,401)	(260,492)
Less: non-controlling interests in net loss of consolidated subsidiaries	345,309	189,437

Net loss attributable to Clearwire Corporation	$(94,092)	$(71,055)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.47)	$(0.37)

Diluted	$(0.48)	$(0.38)

Weighted average Class A common shares outstanding:
Basic	198,605	191,887

Diluted	935,925	705,887

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(439,401)	$(260,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	578	(86)
Losses from equity investees, net	333	397
Non-cash fair value adjustment on swaps	—	(3,090)
Other-than-temporary impairment loss on investments	—	1,480
Accretion of discount on debt	1,205	19,114
Depreciation and amortization	78,756	48,548
Amortization of spectrum leases	14,150	14,713
Non-cash rent	42,961	19,789
Share-based compensation	19,700	5,940
Loss on disposal or write-off of property, plant and equipment	8,127	4,747
Gain on disposal of assets	(1,425)	—
Changes in assets and liabilities:
Inventory	(7,072)	115
Accounts receivable	(850)	142
Prepaids and other assets	(29,184)	(6,462)
Prepaid spectrum licenses	(23)	(15,890)
Accounts payable and other liabilities	80,776	10,402

Net cash used in operating activities	(231,369)	(160,633)
Cash flows from investing activities:
Capital expenditures	(655,245)	(114,530)
Payments for spectrum licenses and other intangible assets	(10,260)	(4,597)
Purchases of available-for-sale investments	(1,237,229)	(966,772)
Disposition of available-for-sale investments	1,010,700	200,000
Other investing	(1,993)	5,720

Net cash used in investing activities	(894,027)	(880,179)
Cash flows from financing activities:
Principal payments on long-term debt	—	(3,573)
Debt financing fees	(20,066)	—
Equity investment by strategic investors	64,156	—
Proceeds from issuance of common stock	12,655	10,016

Net cash provided by financing activities	56,745	6,443
Effect of foreign currency exchange rates on cash and cash equivalents	(297)	(391)

Net decrease in cash and cash equivalents	(1,068,948)	(1,034,760)
Cash and cash equivalents:
Beginning of period	1,698,017	1,206,143

End of period	$629,069	$171,383

Supplemental cash flow disclosures:
Cash paid for interest	$—	$10,071
Swap interest paid, net	$—	$2,040
Non-cash investing activities:
Fixed asset purchases in accounts payable and other current liabilities	$125,555	$2,795
Capital lease asset purchases	$3,358	$—
Non-cash financing activities:
Capital lease obligations	$3,358	$—
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity

Balances at January 1, 2010	196,767	$20	734,239	$73	$2,000,061	$3,745	$(413,056)	$6,181,525	$7,772,368
Net loss	—	—	—	—	—	—	(94,092)	(345,309)	(439,401)
Other comprehensive loss	—	—	—	—	—	(43)	—	(278)	(321)

Comprehensive loss								(345,587)	(439,722)
Issuance of common stock, net of issuance costs	5,246	—	9,242	1	79,579	(751)	—	(1,992)	76,837
Share-based compensation and other capital transactions		—	—	—	4,215	—	—	15,485	19,700

Balances at March 31, 2010	202,013	$20	743,481	$74	$2,083,855	$2,951	$(507,148)	$5,849,431	$7,429,183

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three months ended March 31, 2010 and 2009 do not necessarily indicate the results that may be expected for the full year.
     We are focused on expediting the deployment of the first nationwide 4G mobile broadband network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises and educational institutions. We expect to deploy our mobile Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, technology based on the IEEE 802.16e standard, in our planned markets using 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses.
     We are at an early stage of implementing our business strategy. We intend to invest significantly in our business before we expect cash flows from operations will be adequate to cover our financing and capital needs. We may require substantial additional capital in the near and long-term to fund operating losses, network expansion plans and spectrum acquisitions if the assumptions underlying our current business plans prove to be inaccurate and, thus, our business does not perform as we expect or if we elect to pursue alternative business plans and strategies.
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
     The following accounting policies were adopted in the three months ended March 31, 2010:
     Consolidation — In June and December 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments affect the overall consolidation analysis under current accounting guidance. We adopted the new accounting guidance on January 1, 2010. The adoption of the new accounting guidance did not have a significant effect on our financial condition or results of operations.
     Fair Value Measurements — In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires separate disclosure for transfers between Levels 1 and 2 fair value hierarchies and the activities in Level 3 reconciliation presented on a gross basis rather than as one net number for a particular line item. We adopted the new accounting guidance on January 1, 2010, except for the new disclosures related to Level 3 activities, which are effective for fiscal years and interim periods beginning after December 15, 2010. The new accounting guidance only amended the disclosure requirements related to fair value measurements; therefore the adoption did not have any impact on our financial condition or results of operations.
Recent Accounting Pronouncements
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

3. Investments
     Investments consisted of the following (in thousands):

	March 31, 2010				December 31, 2009
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$2,367,561	$85	$(138)	$2,367,508	$2,106,584	$231	$(154)	$2,106,661
Long-term
U.S. Government and Agency Issues	40,432	—	(12)	40,420	74,670	—	(154)	74,516
Other debt securities	8,959	8,223	—	17,182	8,959	4,212	—	13,171

Total long-term	49,391	8,223	(12)	57,602	83,629	4,212	(154)	87,687

Total investments	$2,416,952	$8,308	$(150)	$2,425,110	$2,190,213	$4,443	$(308)	$2,194,348

     At March 31, 2010, U.S. Government and Agency Issues securities with an amortized cost basis of $1.41 billion had unrealized losses of approximately $150,000. All of these securities have been in an unrealized loss position for a period of approximately five months or less and the unrealized losses resulted from changes in interest rates.
     The cost and fair value of investments at March 31, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$2,367,561	$2,367,508
Due between one and five years	40,432	40,420
Due in ten years or greater	8,959	17,182

Total	$2,416,952	$2,425,110

4. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	Useful	March 31,	December 31,
	Lives (Years)	2010	2009

Network and base station equipment	5-15	$1,105,516	$901,814
Customer premise equipment	2	80,844	60,108
Furniture, fixtures and equipment	3-7	222,637	216,598
Leasehold improvements	Lesser of useful life or lease term	25,015	18,128
Construction in progress	N/A	2,065,338	1,623,703

		3,499,350	2,820,351
Less: accumulated depreciation and amortization		(292,893)	(223,831)

		$3,206,457	$2,596,520

	Three Months Ended
	March 31,
	2010	2009

Supplemental information:
Capitalized interest	$52,412	$23,012
Depreciation expense	$70,843	$39,451
     We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At the inception of the lease, we recognize a leased asset, which is recorded in Property, plant and equipment on the condensed balance sheet, and an obligation, which is recorded in Other long-term liabilities on the condensed consolidated balance sheet, based on the present value of the minimum lease payments during the lease term. The leased asset is depreciated based on its estimated useful life. Over the lease term, the obligation is reduced as lease payments are made and interest expense is recognized using the interest method. At March 31, 2010, we had recorded capital lease assets of $3.4 million within network and base station equipment.

5. Spectrum Licenses
     Owned and leased spectrum licenses consisted of the following (in thousands):

		March 31, 2010			December 31, 2009
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived owned spectrum	Indefinite	$3,094,801	$—	$3,094,801	$3,082,401	$—	$3,082,401
Definite-lived owned spectrum	16-20 years	107,166	(5,565)	101,601	118,069	(6,268)	111,801
Spectrum leases and prepaid spectrum	26 years	1,319,883	(77,087)	1,242,796	1,323,405	(62,937)	1,260,468
Pending spectrum and transition costs	N/A	38,024	—	38,024	40,464	—	40,464

Total spectrum licenses		$4,559,874	$(82,652)	$4,477,222	$4,564,339	$(69,205)	$4,495,134

	Three Months Ended
	March 31,
	2010	2009

Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$14,150	$14,713
Amortization of definite-lived owned spectrum	$1,081	$1,017
Cash paid relating to owned spectrum licenses	$10,260	$4,592
     Based on the definite-lived spectrum licenses and favorable spectrum leases as of March 31, 2010, future amortization of spectrum licenses, spectrum leases and prepaid spectrum lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2010	$40,991	$5,215	$46,206
2011	53,692	6,067	59,759
2012	53,189	6,067	59,256
2013	52,604	6,067	58,671
2014	52,259	6,067	58,326
Thereafter	990,061	72,118	1,062,179

Total	$1,242,796	$101,601	$1,344,397

     We expect that all renewal periods in our leases will be renewed by us, and that the costs to renew will be immaterial, except for future lease payment obligations.
6. Other Intangible Assets
     Other intangible assets consisted of the following (in thousands):

	March 31, 2010				December 31, 2009
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 — 7 years	$119,505	$(40,337)	$79,168	$120,231	$(34,084)	$86,147
Trade names and trademarks	5 years	3,804	(1,015)	2,789	3,804	(824)	2,980
Patents and other	10 years	3,164	(657)	2,507	3,164	(578)	2,586

Total other intangibles		$126,473	$(42,009)	$84,464	$127,199	$(35,486)	$91,713

     Based on the other intangible assets recorded as of March 31, 2010, the future amortization is expected to be as follows (in thousands):

2010	$20,258
2011	22,426
2012	17,209
2013	12,292
2014	7,727
Thereafter	4,552

Total	$84,464

	Three Months Ended
	March 31,
	2010	2009

Supplemental Information (in thousands):
Amortization expense	$6,832	$8,080
Consideration paid	$—	$5
     We evaluate all of our patent renewals on a case by case basis, based on renewal costs.
7. Accounts Payable and Other Current Liabilities
     Accounts payable and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Accounts payable	$387,501	$377,890
Accrued interest	111,845	28,670
Salaries and benefits	38,578	44,326
Business and income taxes payable	32,677	25,924
Other	27,042	50,557

Total	$597,643	$527,367

8. Income Taxes
     Clearwire Corporation, which we refer to as Clearwire, holds no assets other than its equity interests in Clearwire Communications LLC, which we refer to as Clearwire Communications. Clearwire Communications is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax in the U.S. and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than the balances associated with the non-U.S. operations, the only temporary difference for Clearwire is the basis difference associated with our investment in the partnership. We have recognized a deferred tax liability for this basis difference. Our deferred tax assets primarily represent net operating loss carryforwards associated with Clearwire’s operations prior to the closing of the Transaction and the portion of the partnership losses allocated to Clearwire after closing of the Transaction. A portion of our deferred tax assets will be realized through schedulable reversing deferred tax liabilities. As it relates to the U.S. tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against the substantial portion of our deferred tax assets not deemed realizable.
     The income tax benefit (provision) reflected in our consolidated statements of operations primarily reflects certain state taxes and international deferred taxes.
9. Long-term Debt, Net
     On November 24, 2009, Clearwire Communications completed an offering of $1.60 billion 12% senior secured notes due 2015, followed by a second offering of $920 million 12% senior secured notes due 2015 that closed on December 9, 2009, which we refer to collectively as the Senior Secured Notes. In connection with the issuance of the Senior Secured Notes, we also issued $252.5 million of Rollover Notes to Sprint Nextel Corporation, which we refer to as Sprint, and Comcast with identical terms as the Senior Secured Notes, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility that we assumed from the legacy Clearwire Corporation, which we refer to as the Senior Term Loan Facility.
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Senior Secured Notes and Rollover Notes, due in 2015, interest due bi-annually	$2,772,494	$2,772,494
Discount on Senior Secured Notes and Rollover Notes	(56,275)	(57,763)

Total Senior Secured Notes and Rollover Notes, net	$2,716,219	$2,714,731

     The weighted effective interest rate of the Senior Secured Notes and Rollover Notes was 13.02% at March 31, 2010 and December 31, 2009.
     Our payment obligations under the Senior Secured Notes and Rollover Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The Senior Secured Notes and Rollover Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering into transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.
     Interest Expense, Net — Interest expense included in our condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Interest coupon	$83,184	$31,458
Accretion of debt discount	3,065	19,152
Capitalized interest	(52,412)	(23,012)

Interest expense	$33,837	$27,598

10. Fair Value Measurements
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
     For other debt securities, which are classified in Level 3, we use discounted cash flow models to estimate the fair value using various methods including the market and income approaches. In developing these models, we utilize certain assumptions that market participants would use in pricing the investment, including assumptions about risk and the risks inherent in the inputs to the valuation technique. We maximize the use of observable inputs in the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. We also use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participants would use in pricing the security. We use many factors that are necessary to estimate market values, including interest rates, market risks, market spreads, timing of contractual cash flows, market liquidity, review of underlying collateral and principal, interest and dividend payments.
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at March 31, 2010 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$629,069	$—	$—	$629,069
Short-term investments	$2,367,508	$—	$—	$2,367,508
Long-term investments	$40,420	$—	$17,182	$57,602
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,698,017	$—	$—	$1,698,017
Short-term investments	$2,106,661	$—	$—	$2,106,661
Long-term investments	$74,516	$—	$13,171	$87,687
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Level 3	Level 3
	Financial Assets	Financial Liabilities

Balance at January 1, 2010	$13,171	$—
Total gains (losses) included in:		—
Net loss	—	—
Other comprehensive income	4,011	—

Balance at March 31, 2010	$17,182	$—

Balance at January 1, 2009	$18,974	$21,591
Total gains (losses) included in:
Net loss(1)	(1,480)	(3,090)
Other comprehensive income	—	—

Balance at March 31, 2009	$17,494	$18,501

Net unrealized losses included in net loss for the three months ended March 31, 2010 relating to financial assets held at March 31, 2010	$—	$—

(1)	Included in Other income (expense), net in the consolidated statements of operations.

     The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
   Debt Instruments
     Senior Secured Notes and Rollover Notes with a carrying value of $2.72 billion and an approximate fair value of $2.82 billion were outstanding at March 31, 2010. Senior Secured Notes and Rollover Notes with a carrying value of $2.71 billion and an approximate fair value of $2.81 billion were outstanding at December 31, 2009. To estimate fair value of these notes we used the average indicative price from several market makers.
     Capital lease obligations with a carrying value and an approximate fair value of $3.4 million were outstanding at March 31, 2010. To estimate fair value of the capital lease obligations, we used an income approach based on the contractual terms of the lease obligations and market-based parameters such as interest rate forward curve. A level of subjectivity and judgment was used to estimate credit spread.
11. Commitments and Contingencies
     Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of March 31, 2010 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2010	2011	2012	2013	2014	Renewal Periods

Long-term debt obligations	$2,772,494	$—	$—	$—	$—	$—	$2,772,494
Interest payments	1,997,139	333,644	332,699	332,699	332,699	332,699	332,699
Operating lease obligations(1)	8,865,276	187,076	289,834	294,227	297,973	300,381	7,495,785
Capital lease obligations(2).	6,686	340	463	481	501	521	4,380
Spectrum lease obligations	5,401,283	103,212	140,014	148,278	147,833	156,848	4,705,098
Spectrum service credits	95,504	1,207	1,376	1,376	1,376	1,376	88,793
Signed spectrum agreements	16,634	16,634	—	—	—	—	—
Network equipment purchase obligations	257,571	257,571	—	—	—	—	—
Other purchase obligations	234,290	88,344	46,525	37,624	23,279	10,636	27,882

Total	$19,646,877	$988,028	$810,911	$814,685	$803,661	$802,461	$15,427,131

(1)	Includes executory costs of $39.1 million.

(2)	Payments include $3.3 million representing interest.
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

     Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Spectrum lease expense	$52,541	$49,727
Amortization of prepaid spectrum licenses	14,150	14,713

Total spectrum lease expense	$66,691	$64,440

Operating lease expense	$91,702	$49,737

     Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three months ended March 31, 2010 and 2009 we satisfied $168,000 and $74,000, respectively, related to these commitments. The maximum remaining commitment at March 31, 2010 is $95.5 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     As of March 31, 2010, we have signed agreements to acquire approximately $16.6 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
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
     The initial term of the AMDOCS Agreement commenced on March 31, 2009 and ends on the earliest to occur of seven years from the date of the AMDOCS Agreement (to be extended under certain circumstances relating to conversion of subscribers to the new system) or the termination of the AMDOCS Agreement pursuant to its terms, as defined. Under the terms of the AMDOCS Agreement, we are required to pay AMDOCS licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the AMDOCS Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties. We capitalized $34.8 million in costs incurred during the application development stage associated with the Platform for the three months ended March 31, 2010.
     Legal proceedings — As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially and adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

     On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the United States District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleged that by offering 4G mobile WiMAX services to subscribers in compliance with the 802.16e WiMAX standard, and by making, using and/or selling the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringed the seven patents. Adaptix sought monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. We filed an Amended Answer on June 25, 2009, adding a counter-claim for declaratory judgment of non-infringement and invalidity of the subject patents. On December 21, 2009, Adaptix filed but did not serve an additional suit for patent infringement in the United States District Court for the Eastern District of Texas. That suit alleges infringement of one patent related to those asserted in the previously filed suit. On February 23, 2010, we reached a resolution with Adaptix and Sprint regarding the two Adaptix patent infringement lawsuits. The court entered the order dismissing both lawsuits without prejudice on March 1, 2010.
     On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals; briefing will commence in June 2010.
     On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. Clearwire’s response to this complaint is due May 5, 2010.
     In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.
     Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable or estimable.
12. Share-Based Payments
     At March 31, 2010, there were 59,187,080 shares available for grant under the legacy Clearwire Corporation, which we refer to as Old Clearwire, 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.

Stock Options
     We granted options to certain officers and employees under the 2008 Plan. All options vest over a four-year period. The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.
     A summary of option activity is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Options outstanding — January 1, 2010	21,537,731	$11.09
Granted	907,353	7.39
Forfeited	(952,102)	9.26
Exercised	(2,551,411)	4.65

Options outstanding — March 31, 2010	18,941,571	$11.87

Vested and expected to vest — March 31, 2010	17,723,555	$12.18

Exercisable outstanding — March 31, 2010	11,378,657	$14.20

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Three Months
Ended
March 31, 2010
Expected volatility	58.80%
Expected dividend yield	—
Expected life (in years)	6.25
Risk-free interest rate	3.15%
Weighted average fair value per option at grant date	$3.95
     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at March 31, 2010 was $11.8 million and is expected to be recognized over a weighted average period of approximately two years.
     For the three months ended March 31, 2010, we used an expected forfeiture rate of 9.76% in determining the calculation of share-based compensation expense for stock options.
Restricted Stock Units
     We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.
     A summary of the RSU activity is presented below:

		Weighted-
	Number Of	Average
	RSU’s	Grant Price

Restricted stock units outstanding — January 1, 2010	11,853,194	$4.60
Granted	3,488,393	6.85
Forfeited	(854,571)	3.89
Converted	(2,584,519)	3.11

Restricted stock units outstanding — March 31, 2010	11,902,497	$5.63

     As of March 31, 2010, we have total unrecognized compensation cost of approximately $42.3 million, which is expected to be recognized over a weighted-average period of approximately two years.
     For the three months ended March 31, 2010, we used an expected forfeiture rate of 6.78% in determining share-based compensation expense for RSUs.

Sprint Equity Compensation Plans
     In connection with the Old Clearwire and the WiMAX Operations of Sprint, which we refer to as the Sprint WiMAX Business, combination on November 28, 2008, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans. Total unrecognized share-based compensation cost related to unvested stock options and RSUs outstanding as of March 31, 2010 was $38,300 and $135,200, respectively, and is expected to be recognized over approximately one year.
     Share-based compensation expense recognized for all plans is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Options	$10,536	$2,727
RSUs	9,126	2,341
Sprint Equity Compensation Plans	38	872

	$19,700	$5,940

     During the three months ended March 31, 2010, we recorded $9.8 million of additional compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.
13. Equity
     On November 9, 2009, we entered into an Investment Agreement, which we refer to as the Investment Agreement, with Clearwire Communications, Sprint, Intel Corporation, which we refer to as Intel, Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Eagle River Holdings, LLC, which we refer to as Eagle River, and Bright House Networks, LLC, which we refer to as Bright House Networks, and who we collectively refer to as the Participating Equityholders, setting forth the terms and conditions upon which the Participating Equityholders would make an investment in Clearwire and Clearwire Communications in an aggregate amount of approximately $1.56 billion, which we refer to as the Private Placement.
     On March 2, 2010, Clearwire Communications received approximately $66.5 million from the purchase of Class B non-voting common interests in Clearwire Communications, which we refer to as Clearwire Communications Class B Common Interests, and voting equity in Clearwire Communications, which we refer to as Clearwire Communications Voting Interests, in connection with the consummation of the third closing, which we refer to as the Third Investment Closing, and final phase of the Private Placement. At the Third Investment Closing, in exchange for the purchase by Sprint, Comcast, Time Warner Cable and Bright House Networks of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests in amounts exceeding their respective percentage interest, which was determined immediately prior to the consummation of the first phase of the Private Placement on November 13, 2009, Clearwire Communications paid a fee, which we refer to as an Over-Allotment Fee, to Sprint, Comcast, Time Warner Cable and Bright House Networks of approximately $3.2 million, in the aggregate. Clearwire Communications delivered the applicable Over-Allotment Fee to Sprint, one-half in cash and one-half in the form of Clearwire Communications Class B Common Interests valued at $7.33 per interest and an equal number of Clearwire Communications Voting Interests, and to Comcast, Time Warner Cable and Bright House Networks in cash. Immediately following the receipt by the Participating Equityholders of Clearwire Communications Voting Interests and Clearwire Communications Class B Common Interests at the Third Investment Closing, each of the Participating Equityholders contributed to Clearwire its Clearwire Communications Voting Interests in exchange for an equal number of shares of Class B common stock, par value $0.0001 per share, of Clearwire.
     During the three months ended March 31, 2010, we issued approximately $76.8 million of Class A and Class B common stock in connection with the Third Investment Closing and through exercises of stock options. The allocation of newly issued common stock between Clearwire Corporation and the non-controlling interests is based on respective proportionate ownership interests in total equity after such issuances. The allocation of the new equity issued during the three months ended March 31, 2010 reflects an adjustment to the non-controlling interests in the amount of approximately $42.0 million for equity issued prior to January 1, 2010.

14. Net Loss Per Share
Basic Net Loss Per Share
     The net loss per share available to holders of Clearwire Class A common stock, which we refer to as Class A Common Stock, is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Net loss	$(439,401)	$(260,492)
Non-controlling interests in net loss of consolidated subsidiaries	345,309	189,437

Net loss attributable to Class A Common Stockholders	$(94,092)	$(71,055)

Weighted average shares Class A Common Stock outstanding	198,605	191,887
Loss per share	$(0.47)	$(0.37)
Diluted Loss Per Share
     The potential exchange of Clearwire Communications Class B Common Interests together with Clearwire Class B common stock, which we refer to as Class B Common Stock, for Class A Common Stock will have a dilutive effect on diluted loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to Class A common stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire will be required to recognize a tax provision related to indefinite lived intangible assets.
     Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock, is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Net loss attributable to Class A common stockholders	$(94,092)	$(71,055)
Non-controlling interests in net loss of consolidated subsidiaries	(345,309)	(189,437)
Tax adjustment resulting from dissolution of Clearwire Communications	(6,587)	(5,135)

Net loss available to Class A common stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	$(445,988)	$(265,627)

Weighted average shares Class A Common Stock outstanding (diluted)	935,925	705,887
Loss per share	$(0.48)	$(0.38)
     Higher loss per share on a diluted basis is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock.
     The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Stock options	20,232	20,350
Restricted stock units	11,680	5,123
Warrants	17,806	17,806
Subscription rights	113,375	—
Contingent shares	6,161	14,824

	169,254	58,103

     The contingent shares for the three months ended March 31, 2010, primarily relate to Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests that were issued to Participating Equityholders upon the Third Investment Closing, as such interests can be exchanged for Class A Common Stock.

     We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock loss per share is not calculated since it does not contractually participate in distributions of Clearwire.
15. Business Segments
     Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, we have identified two reportable segments: the United States and the International businesses.
     We report business segment information as follows (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	United States	International	Total	United States	International	Total

Revenues	$100,762	$5,910	$106,672	$54,103	$8,034	$62,137
Cost of goods and services and network costs (exclusive of items shown separately below)	141,491	3,108	144,599	70,166	3,467	73,633
Operating expenses	278,195	12,287	290,482	161,585	11,320	172,905
Depreciation and amortization	75,527	3,229	78,756	42,512	6,036	48,548

Total operating expenses	495,213	18,624	513,837	274,263	20,823	295,086

Operating loss	$(394,451)	$(12,714)	(407,165)	$(220,160)	$(12,789)	(232,949)

Other expense, net			(31,658)			(27,629)
Income tax benefit (provision)			(578)			86

Net loss			(439,401)			(260,492)
Less: non -controlling interests in net loss of consolidated subsidiaries			345,309			189,437

Net loss attributable to Clearwire Corporation			$(94,092)			$(71,055)

Capital Expenditures
United States			$688,003			$111,094
International			1,961			641

			$689,964			$111,735

	March 31,	December 31,
	2010	2009

Total assets
United States	$10,913,159	$11,115,815
International	135,470	152,038

	$11,048,629	$11,267,853

16. Related Party Transactions
     We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Google Inc., which we refer to as Google, Comcast, Time Warner Cable, Bright House Networks, Eagle River, Motorola, Inc. and Bell Canada, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resale to each of their respective end user customers. We will sell these services at our retail prices less agreed upon discounts.

     The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	March 31,	December 31,
	2010	2009

Accounts payable and accrued expenses	$14,915	$22,521
Debt	$246,446	$246,494

	Three Months Ended
	March 31,
	2010	2009

Cost of goods and services and network costs (inclusive of capitalized costs)	$18,948	$17,703
Interest costs (inclusive of capitalized interest)	$7,526	$—
     Rollover Notes - In connection with the issuance of the Senior Secured Notes on November 24, 2009, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the Senior Secured Notes. The proceeds from the Rollover Notes were used to retire the principal amounts owed to Sprint and Comcast under our Senior Term Loan Facility. From time to time, other related parties may hold debt under our Senior Secured Notes, and as debtholders, would be entitled to receive interest payments from us.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire - As of March 31, 2010, Sprint, through Sprint HoldCo LLC, a wholly-owned subsidiary, owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 56.2% and Intel, Google, Comcast, Time Warner Cable, Bright House Networks and Eagle River collectively owned a 33.2% interest in Clearwire.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2010 and 2009 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled “Risk Factors.”
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
     Recent Developments and Overview
     As of March 31, 2010, we operated in 63 markets in the United States and Europe, covering an estimated 51.5 million people. We had approximately 814,000 retail and 157,000 wholesale subscribers as of March 31, 2010. Greater than one-third of our wholesale subscribers consist of subscribers on dual mode devices that reside outside of our currently launched markets, but for whom we receive monthly recurring revenue. We are the first mobile broadband service provider to launch a 4G mobile broadband network in the United States based on the 802.16e standard, which we refer to as mobile WiMAX. The mobile WiMAX standard facilitates fourth generation wireless services, which are commonly referred to in the wireless industry as 4G mobile broadband services. We operated 4G mobile broadband networks in 29 of our markets in the United States and Europe as of March 31, 2010, covering an estimated population of 41.3 million people. These markets include, among others, Atlanta, Baltimore, Charlotte, Chicago, Dallas, Honolulu, Houston, Las Vegas, Philadelphia, Portland, Oregon, San Antonio, and Seattle.
     As of March 31, 2010, our other 34 markets continued to operate with our legacy network technology, covering an estimated population of 10.2 million people. Our legacy network technology is based on a proprietary set of technical standards offered by a subsidiary of Motorola. This pre-4G technology offers higher broadband speeds than traditional wireless carriers, but lacks the mobile functionality of our current 4G technology. We intend to upgrade the majority of our remaining legacy markets in the United States to 4G technology by the end of 2010.
     Our primary focus is continuing to expand the geographic coverage of our 4G mobile broadband networks in the United States to take advantage of our more than 45 billion MHz-POPs of spectrum in the 2.5 GHz band. We are currently engaged in the development and deployment of markets throughout the United States. For the remainder of 2010, we have plans to develop and launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston, New York, San Francisco and Washington, D.C. We currently expect that the combination of our existing 4G markets, our new market deployments and existing market conversions will allow us to cover as many as 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in our launched markets.
     We regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. These may include among other things, changing the pace at which we build our 4G mobile broadband networks, augmenting our network coverage in markets we launch by, among other things, increasing site density and/or our coverage area, modifying our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, if and when they become available, on our networks either together with, or in place of, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services. Whether we pursue any such plans or strategies may depend on our performance in our launched markets and our access to any additional financing that may be required.
     During November 2009, we entered into agreements to raise a total of $4.336 billion, which included a $1.564 billion equity investment, which we refer to as the Private Placement, from Sprint Nextel Corporation, which we refer to as Sprint, Intel Corporation, which we refer to as Intel, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Eagle River Holdings, LLC, which we refer to as Eagle River, and Bright House Networks, LLC, which we refer to as Bright House Networks, and who we collectively refer to as the Participating Equityholders, and gross proceeds of $2.772 billion from a debt issuance, which we refer to as the Senior Secured Notes. The debt issuance allowed us to retire our existing indebtedness under our Senior Term Loan Facility and extend the maturity of our outstanding debt to 2015. We intend to use the net proceeds of this new financing to continue the expansion of our 4G mobile broadband networks.

     Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to long-lived assets and intangible assets, including spectrum, share-based compensation, and deferred tax asset valuation allowance.
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
     There have been no significant changes in our critical accounting policies during the three months ended March 31, 2010 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Recent Accounting Pronouncements
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

Results of Operations
The following table sets forth operating data for the three months ended March 31, 2010 and 2009:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$106,672	$62,137
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	144,599	73,633
Selling, general and administrative expense	223,791	108,465
Depreciation and amortization	78,756	48,548
Spectrum lease expense	66,691	64,440

Total operating expenses	513,837	295,086

Operating loss	(407,165)	(232,949)
Other income (expense):
Interest income	1,250	3,277
Interest expense	(33,837)	(27,598)
Other income (expense), net	929	(3,308)

Total other income (expense), net	(31,658)	(27,629)

Loss before income taxes	(438,823)	(260,578)
Income tax benefit (provision)	(578)	86

Net loss	(439,401)	(260,492)
Less: non-controlling interests in net loss of consolidated subsidiaries	345,309	189,437

Net loss attributable to Clearwire Corporation	$(94,092)	$(71,055)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.47)	$(0.37)

Diluted	$(0.48)	$(0.38)

Weighted average Class A common shares outstanding:
Basic	198,605	191,887

Diluted	935,925	705,887

Revenues
     Revenues are primarily generated from subscription and modem lease fees for our 4G and pre-4G services, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2010	2009	Change

Revenues	$106,672	$62,137	71.7%
     The increase in revenues for the three months ended March 31, 2010 compared to the same period in 2009 is due primarily to the continued expansion of our subscriber base as we expanded into new markets, as well as an increase in revenue from wholesale subscribers. Total subscribers in all markets was approximately 971,000 as of March 31, 2010, compared to approximately 500,000 as of March 31, 2009.
     We expect revenues to continue to increase due to the roll out of new 4G markets, as a result of increased adoption of new services by our customers.

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

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2010	2009	Change

Cost of goods and services and network costs	$144,599	$73,633	96.4%
     Cost of goods and services and network costs increased $71.0 million in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to an increase in tower lease and backhaul expenses resulting from the launch of new 4G markets.
     We expect costs of goods and services and network costs to continue to increase through the remainder of 2010 as we expand our network.
     Selling, General and Administrative Expense
     Selling, general and administrative expenses include all of the following: costs associated with advertising, trade shows, public relations, promotions and other market development programs; third-party professional service fees; salaries and benefits, sales commissions, travel expenses and related facilities costs for sales, marketing, network deployment, executive, finance and accounting, IT, customer care, human resource and legal personnel; network deployment expenses representing non-capitalizable costs on network builds in markets prior to launch, rather than costs related to our markets after launch, which are included in cost of goods and services and network costs; and human resources, treasury services and other shared services.

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2010	2009	Change

Selling, general and administrative expense	$223,791	$108,465	106.3%
     The increase of selling, general and administrative expenses for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to the higher sales and marketing and customer care expenses in support of the launch of new markets. The increase in selling, general and administrative expenses is also consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our 4G mobile broadband services in additional markets. Employee headcount increased at March 31, 2010 to approximately 3,595 employees compared to approximately 2,015 employees at March 31, 2009.
     Our focus throughout the remainder of 2010 will be on the development and expansion of our wireless 4G network.
     Depreciation and Amortization

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2010	2009	Change

Depreciation and amortization	$78,756	$48,548	62.2%
     Depreciation and amortization expense primarily represents the depreciation recorded on property, plant and equipment, which we refer to as PP&E, and amortization of intangible assets and definite-lived spectrum. The increase during the three months ended March 31, 2010 as compared to the same period in 2009 is primarily a result of new network assets placed into service to support our launched markets.
     We expect depreciation and amortization will continue to increase as additional 4G markets are launched and placed into service during 2010.

     Interest Expense

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2010	2009	Change

Interest expense	$(33,837)	$(27,598)	(22.6)%
     We incurred $86.2 million and $50.6 million in gross interest costs during the three months ended March 31, 2010 and 2009, respectively. Interest costs were partially offset by capitalized interest of $52.4 million and $23.0 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense was calculated over the periods using the effective interest method based on an effective interest rate of 13.0% for the three month ended March 31, 2010 as compared to 13.9% for the three months ended March 31, 2009.
     Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2010	2009	Change

Non-controlling interests in net loss of consolidated subsidiaries	$345,309	$189,437	82.3%
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint, Comcast, Time Warner Cable, Intel and Bright House of Clearwire Communications Class B common interests. As of March 31, 2010, the non-controlling interests share in net loss was 79%.
Liquidity and Capital Resource Requirements
     We are currently engaged in the development and deployment of 4G mobile broadband networks throughout the United States. During 2010, we plan to develop and launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston, New York, San Francisco and Washington, D.C. We expect that the combination of our existing 4G markets, new market deployment and existing market conversions will allow us to cover up to approximately 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in launched markets. We currently expect a full year 2010 cash spend of $2.8 billion to $3.2 billion.
     In the fourth quarter of 2009, we secured financing of $4.34 billion as the result of the Private Placement and the issuance of the Senior Secured Notes. We received aggregate proceeds of $4.27 billion in the fourth quarter of 2009, and an additional $66.5 million from the third investment closing of the Private Placement in March 2010. The debt issuance allowed us to retire our existing Senior Term Loan Facility and to extend the maturity of our debt until 2015. We expect the remaining net cash proceeds of approximately $2.70 billion from this investment and debt financing to primarily be used to expand our 4G mobile broadband networks in the United States, for spectrum acquisitions and for general corporate purposes. As of March 31, 2010, we had available cash and short-term investments of approximately $3.0 billion. As of March 31, 2010, we believe that we held sufficient cash and short-term investments to provide us with our required liquidity for at least 12 months.
     In the fourth quarter of 2009, we distributed subscription rights at a price of $7.33 per share that are exercisable for up to 93,903,300 shares of our Class A common stock, which we refer to as the Rights Offering. Included in this amount are 44,696,812 shares issuable upon the exercise of rights to be issued to certain stockholders who, on their own behalf, have agreed not to exercise or transfer any rights they receive pursuant to the Rights Offering, subject to limited exceptions. As of March 31, 2010, we have received approximately $798,000 from the Rights Offering. The proceeds from the Rights Offering, less fees and expenses incurred in connection with the Rights Offering, will be used for general corporate purposes, including the deployment of our 4G mobile WiMAX network. We cannot be certain that we will receive any further proceeds from the Rights Offering.
     Subsequent to March 31, 2010, we entered into a $160.0 million vendor financing facility with an infrastructure vendor. We plan to utilize a portion of this vendor financing facility in 2010. The proceeds will be used to acquire equipment for the deployment of our 4G mobile WiMAX network.

     The amount of capital that we will require to fully implement our current plans depends on a number of factors, many of which are difficult to predict and outside of our control. In preparing our plans, we were required to make certain assumptions as to the future performance of our business, including the results from the rights offering and availability of vendor financing. If any of the assumptions underlying our plans prove to be incorrect and, as a result, our business fails to perform as we expect, we may require additional capital in the near and long-term to fund operating losses, network expansion plans and spectrum acquisitions.
     Further, we regularly evaluate our plans, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our capital requirements in the near and/or long term. These changes may include, among other things, changing the pace at which we build our 4G mobile broadband networks, augmenting our network coverage in markets we launch by, among other things, increasing site density and/or our coverage area, modifying our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, when they become available, on our networks either in place of, or together with, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services. Alternatively, if we determine that we need additional capital for our business, but are unsuccessful in obtaining additional financing, we may elect to curtail our current plans to reduce the capital needed.
     The amount and timing of any additional financings to satisfy these additional capital needs, if any, are difficult to estimate at this time. To raise additional capital, we may be required to issue additional equity securities in public or private offerings. We may seek significant additional debt financing. We may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from, those entities.
     Lastly, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the three months ended March 31, 2010. If the national or global economy or credit market conditions in general were to deteriorate in the future, it is possible that such changes could adversely affect our ability to obtain additional external financing.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Cash used in operating activities	$(231,369)	$(160,633)
Cash used in investing activities	(894,027)	(880,179)
Cash provided by financing activities	56,745	6,443
Effect of foreign currency exchange rates on cash and cash equivalents	(297)	(391)

Total cash flows	(1,068,948)	(1,034,760)
Cash and cash equivalents at beginning of period	1,698,017	1,206,143

Cash and cash equivalents at end of period	$629,069	$171,383

     Operating Activities
     Net cash used in operating activities increased $70.7 million for the three months ended March 31, 2010 as compared to the same period in 2009 due primarily to payments for operating expenses, as we continue to expand and operate our business. Increase cash collections from subscribers of approximately 67% year over year partially offset the increases in operating expense payments.
     Investing Activities
     During the three months ended March 31, 2010, net cash used in investing activities increased $13.8 million as compared to the same period in 2009. This change was due primarily to an increase in capital expenditures related to the continued expansion of our network. These uses were partially offset by a decrease in net purchases of available-for-sale securities during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

     Financing Activities
     Net cash provided by financing activities increased $50.3 million for the three months ended March 31, 2010 as compared to the same period in 2009 due primarily to cash contributions of $66.5 million, net of $2.3 million of transactions costs, from our Participating Equityholders, which was partially offset by the payment of debt financing fees related to our Senior Secured Notes which funded during the fourth quarter of 2009.
     Contractual Obligations
     The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of March 31, 2010. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of March 31, 2010 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$2,772,494	$—	$—	$—	$2,772,494
Interest payments	1,997,139	333,644	665,398	665,398	332,699
Operating lease obligations (1)	8,865,276	187,076	584,061	598,354	7,495,785
Capital lease obligations (2)	6,686	340	944	1,022	4,380
Spectrum lease obligations	5,401,283	103,212	288,292	304,681	4,705,098
Spectrum service credits	95,504	1,207	2,752	2,752	88,793
Signed spectrum agreements	16,634	16,634	—	—	—
Network equipment purchase obligations	257,571	257,571	—	—	—
Other purchase obligations	234,290	88,344	84,149	33,915	27,882

Total	$19,646,877	$988,028	$1,625,596	$1,606,122	$15,427,131

(1)	Includes executory costs of $39.1 million.

(2)	Payments include $3.3 million representing interest.
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
     Our investment portfolio has a weighted average maturity of 6 months and a market yield of 0.21% as of March 31, 2010. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.
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
     Credit Risk
     At March 31, 2010, we held available-for-sale short-term and long-term investments with a fair value and a carrying value of $2.43 billion and a cost of $2.42 billion, comprised of United States government and agency debentures and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting cost basis are other-than-temporary. Approximately 65% of our investments at March 31, 2010 were concentrated in United States Treasury Bills that are considered the least risky investment available to United States investors. The remainder of our portfolio is primarily comprised of Unites States agency and other debentures. The estimated fair values of these investments are subject to fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of March 31, 2010 the total fair value and carrying value of our security interests in CDOs was $17.2 million and our cost was $9.0 million. We also own other debt securities, with a carrying value and cost of $0 at March 31, 2010, that are Auction Rate Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have final stated maturity.
Item 4. Controls and Procedures
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
     Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective, due to the material weakness in our internal controls over financial reporting as described below.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness during its assessment of internal control over financial reporting related to control deficiencies in procedures we implemented for recording and monitoring the movement of network infrastructure equipment. During the third quarter of 2009, we implemented new procedures related to the assembly, shipment, and storage of network infrastructure equipment to improve flexibility in deploying network infrastructure equipment in markets under development. We believed that these new procedures would improve our ability to manage the substantial increases in the volume of network infrastructure equipment shipments necessary to meet our network deployment targets. These new procedures included increasing the number of warehouses utilized for receiving, storing and shipping equipment and outsourcing the management of equipment inventory movements to third party vendors. However, the new procedures implemented did not adequately provide for the timely updating and maintaining of accounting records in our accounting system. Accordingly, it is reasonable possible that a material misstatement of our interim or annual financial statements may not be prevented or detected on a timely basis due to these control deficiencies.

     To provide reasonable assurance regarding the reliability of the financial statements included in this interim report on Form 10-Q, our management has performed physical counts of our network infrastructure equipment during and near the end of the period along with additional analysis and other procedures. To remedy the material weakness, we are continuing to modify and test the effectiveness of our procedures for recording and monitoring the movement of network infrastructure equipment. These changes include adding resources focused on transaction processing and enhancing transaction processing systems.
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CLEARWIRE CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in legal proceedings that are described in Note 11, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements included in this report which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the risk factors set forth below, which supplement and modify the risk factors set forth in our 10-K.
We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase subscriber churn and costs incurred, and decrease our revenues.
     Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in constructing, maintaining and improving our network, including the deployment of 4G technologies in new markets and the upgrade of our legacy markets. Additionally, as we learn more about the performance of our networks, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. We may also need to upgrade our networks to stay competitive with new technologies introduced by our competitors. These upgrades could include, among other things, increasing the density of our networks by building more sites in our markets, or deciding to pursue other 4G technologies in the future, and we could incur substantial costs in undertaking these actions. If we do not successfully construct, maintain and implement future upgrades to our networks, the quality of our services may decline and the rate of our subscriber churn may increase.
     We currently plan to cover up to 120 million people with our 4G mobile broadband networks by the end of 2010. To do so, we will be required to deploy 4G networks covering an additional 79 million people by the end of the year. While we believe that we will be successful, our plans are aggressive, and we may experience quality deficiencies, cost overruns and delays with our network construction. We may experience similar issues with our maintenance and upgrade projects, including the portions of those projects not within our control. The construction of our networks requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our networks. In addition, we often are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our networks and expand our services. Additionally, we will need a large number of additional experienced personnel to build and construct the networks in new markets, and such personnel may not always be available in the numbers or in the time frames in which we want them. Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects and prevent us from deploying our networks on our announced timelines.
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
We are currently in the process of upgrading our customer care and billing systems. The development and implementation of these new systems has been subject to unanticipated difficulties and delays. If these are not resolved, or if we experience any further difficulties, delays or interruptions with the development or implementation of the new systems, our business may be materially and adversely affected.
     We are in the process of upgrading our customer care and billing systems. On March 31, 2009, we entered into a Customer Care and Billing Services Agreement, which we refer to as the Amdocs Agreement, with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs agreed to provide a customized customer care and billing platform that meets our future business needs to replace our existing systems. Until the development of these new systems is complete and we are able to transition our business to the new systems, we are continuing to rely on our existing customer care and billing systems.
     The development of our new Amdocs customer care and billing systems has encountered unanticipated delays resulting primarily from the discovery of defects in the new software code. We cannot provide assurances that we will be able to resolve the issues causing such delays in a timely manner or that we will not experience further difficulties, delays or interruptions with the development and implementation of these new systems. Additionally, although the Amdocs Agreement limits certain of our payment obligations, we may incur significant cost overruns in transitioning to the new systems.
     If we are unable to complete the development and implementation of the new customer care and billing systems being developed by Amdocs, and to transition from our existing systems to such new systems, in a timely manner, or at all, we may be forced to continue to rely on and upgrade our existing systems or to procure new systems from other vendors. In either case, we would likely incur significant additional delays and expense in completing modifications to our existing systems, or in procuring new systems, that meet our future business needs.
     Any failure to develop and implement a customer care and billing system that meets our requirements in a timely manner, or at all, may materially affect our ability to timely and accurately bill our subscribers, provide quality customer care and record, process and report information, all of which are important for us to be able to successfully execute our future business plans. As a result, our business, system of internal controls, financial condition or results of operations could be materially and adversely affected.
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
     Upon identifying the problem, we began undertaking various mitigation and remediation steps to improve the controls and update the books of record. As a result of these steps, management believes the control weakness has not resulted in material misstatements of the financial statements in the current or previous reporting periods. However, as of March 31, 2010, our remediation efforts had not resolved the control weakness, so we are continuing those efforts. If our ongoing remediation efforts prove unsuccessful, our future business and operating results and/or our ability to meet our future reporting obligations may be adversely affected.
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

CLEARWIRE CORPORATION
Date: May 6, 2010	/s/ ERIK E. PRUSCH
Erik E. Prusch
Chief Financial Officer