Form 10-Q
period 2010-06-30
Clearwire Corp /DE
filed 2010-08-05
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of July 30, 2010 was 242,121,573. The number of shares outstanding of the registrant’s Class B common stock as of July 30, 2010 was 743,481,026.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010

Page
Part I. Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5
Condensed Consolidated Statement of Equity and Comprehensive Loss for the Six Months Ended June 30, 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
Part II. Other Information	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 6. Exhibits	38
Signature	39
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,653	$1,698,017
Short-term investments	1,981,317	2,106,661
Restricted cash	1,000	1,166
Accounts receivable, net of allowance of $2,754 and $1,956	11,746	6,253
Notes receivable	4,514	5,402
Inventory, net	18,814	12,624
Prepaids and other assets	74,389	46,466

Total current assets	2,346,433	3,876,589
Property, plant and equipment, net	3,664,242	2,596,520
Restricted cash	35,182	5,620
Long-term investments	36,148	87,687
Spectrum licenses, net	4,457,900	4,495,134
Other intangible assets, net	77,190	91,713
Investments in equity investees	9,469	10,647
Other assets	126,857	103,943

Total assets	$10,753,421	$11,267,853

Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$463,252	$527,367
Deferred revenue	17,831	16,060

Total current liabilities	481,083	543,427
Long-term debt, net	2,747,925	2,714,731
Deferred tax liabilities, net	5,707	6,353
Other long-term liabilities	352,075	230,974

Total liabilities	3,586,790	3,495,485
Commitments and contingencies (Note 11)
Equity:
Clearwire Corporation stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 shares authorized; 242,080 and 196,767 shares issued and outstanding, respectively	24	20
Class B common stock, par value $0.0001, 1,000,000 shares authorized; 743,481 and 734,239 shares issued and outstanding, respectively	74	73
Additional paid-in capital	2,384,873	2,000,061
Accumulated other comprehensive income	1,260	3,745
Accumulated deficit	(633,064)	(413,056)

Total Clearwire Corporation stockholders’ equity	1,753,167	1,590,843
Non-controlling interests	5,413,464	6,181,525

Total equity	7,166,631	7,772,368

Total liabilities and equity	$10,753,421	$11,267,853

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$122,521	$63,594	$229,193	$125,731
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	260,570	81,219	405,169	154,852
Selling, general and administrative expense	229,440	113,246	453,231	221,711
Depreciation and amortization	85,128	46,264	163,884	94,812
Spectrum lease expense	68,152	64,269	134,843	128,709

Total operating expenses	643,290	304,998	1,157,127	600,084

Operating loss	(520,769)	(241,404)	(927,934)	(474,353)
Other income (expense):
Interest income	1,510	2,964	2,760	6,241
Interest expense	(24,469)	(16,966)	(58,306)	(44,564)
Other income (expense), net	(3,197)	(8,513)	(2,268)	(11,821)

Total other income (expense), net	(26,156)	(22,515)	(57,814)	(50,144)

Loss before income taxes	(546,925)	(263,919)	(985,748)	(524,497)
Income tax provision	(217)	(125)	(795)	(39)

Net loss	(547,142)	(264,044)	(986,543)	(524,536)
Less: non-controlling interests in net loss of consolidated subsidiaries	421,226	190,670	766,535	380,107

Net loss attributable to Clearwire Corporation	$(125,916)	$(73,374)	$(220,008)	$(144,429)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.61)	$(0.38)	$(1.09)	$(0.75)

Diluted	$(0.61)	$(0.38)	$(1.09)	$(0.75)

Weighted average Class A Common Shares outstanding:
Basic	205,126	195,052	201,883	193,478

Diluted	205,126	723,876	201,883	714,931

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(986,543)	$(524,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	356	(56)
Losses from equity investees, net	1,212	492
Non-cash fair value adjustment on swaps	—	(4,453)
Other-than-temporary impairment loss on investments	—	8,669
Accretion of discount on debt	2,146	37,449
Depreciation and amortization	163,884	94,812
Amortization of spectrum leases	28,110	29,419
Non-cash rent	90,503	42,414
Share-based compensation	30,594	16,552
Loss on disposal or write-off of property, plant and equipment	91,154	9,481
Gain on disposal of assets	(1,425)	—
Changes in assets and liabilities:
Inventory	(3,605)	555
Accounts receivable	(5,788)	(84)
Prepaids and other assets	(67,976)	(14,667)
Prepaid spectrum licenses	(2,688)	(17,162)
Accounts payable and other liabilities	101,244	33,051

Net cash used in operating activities	(558,822)	(288,064)
Cash flows from investing activities:
Capital expenditures	(1,368,667)	(344,528)
Payments for spectrum licenses and other intangible assets	(11,050)	(11,736)
Purchases of available-for-sale investments	(1,701,704)	(1,316,329)
Disposition of available-for-sale investments	1,881,800	1,503,148
Other investing	(20,896)	3,592

Net cash used in investing activities	(1,220,517)	(165,853)
Cash flows from financing activities:
Principal payments on long-term debt	—	(7,146)
Debt financing fees	(21,472)	—
Equity investment by strategic investors	56,671	—
Proceeds from issuance of common stock	302,873	10,239

Net cash provided by financing activities	338,072	3,093
Effect of foreign currency exchange rates on cash and cash equivalents	(2,097)	(186)

Net decrease in cash and cash equivalents	(1,443,364)	(451,010)
Cash and cash equivalents:
Beginning of period	1,698,017	1,206,143

End of period	$254,653	$755,133

Supplemental cash flow disclosures:
Cash paid for interest	$75,499	$10,071
Swap interest paid, net	$—	$5,551
Non-cash investing activities:
Fixed asset purchases in accounts payable and other current liabilities	$164,638	$17,869
Fixed asset purchases financed by long-term debt	$32,962	$—
Capital lease asset purchases	$10,658	$—
Non-cash financing activities:
Vendor financing obligations	$(32,962)	$—
Capital lease obligations	$(10,658)	$—
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity

Balances at January 1, 2010	196,767	$20	734,239	$73	$2,000,061	$3,745	$(413,056)	$6,181,525	$7,772,368

Net loss	—	—	—	—	—	—	(220,008)	(766,535)	(986,543)
Other comprehensive loss	—	—	—	—	—	(1,970)	—	(7,352)	(9,322)

Comprehensive loss								(773,887)	(995,865)
Issuance of common stock, net of issuance costs	45,313	4	9,242	1	376,394	(515)	—	(16,340)	359,544
Share-based compensation and other capital transactions	—	—	—	—	8,418	—	—	22,166	30,584

Balances at June 30, 2010	242,080	$24	743,481	$74	$2,384,873	$1,260	$(633,064)	$5,413,464	$7,166,631

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2010 and 2009 do not necessarily indicate the results that may be expected for the full year.
     We are focused on the deployment and operation of the first nationwide 4G mobile broadband network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises and educational institutions. We expect to deploy our mobile Worldwide Interoperability for Microwave Access, which we refer to as WiMAX, technology based on the IEEE 802.16e standard, in our planned markets using 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses.
     We are at an early stage of implementing our business strategy. We intend to invest significantly in our business before we expect cash flows from operations to be adequate to cover our operating financing and capital needs. Based on our current projections, we will need to raise additional capital in the near term in order to maintain our current business plans. If we are unable to raise sufficient additional capital to meet our near or long-term capital needs, we will be required to curtail our current plans and/or to forego opportunities to enhance our plans.
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
     The following accounting policies were adopted in the six months ended June 30, 2010:
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
     Fair Value Measurements — In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires separate disclosure for transfers between Levels 1 and 2 fair value hierarchies and the activities in the Level 3 reconciliation presented on a gross basis rather than as one net number for a particular line item. We adopted the new accounting guidance on January 1, 2010, except for the new disclosures related to Level 3 activities, which are effective for fiscal years and interim periods beginning after December 15, 2010. The new accounting guidance only amended the disclosure requirements related to fair value measurements; therefore the adoption did not have any impact on our financial condition or results of operations.
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

3. Investments
     Investments consisted of the following (in thousands):

	June 30, 2010				December 31, 2009
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$1,980,818	$510	$(11)	$1,981,317	$2,106,584	$231	$(154)	$2,106,661
Long-term
U.S. Government and Agency Issues	20,096	30	—	20,126	74,670	—	(154)	74,516
Other debt securities	8,959	7,063	—	16,022	8,959	4,212	—	13,171

Total long-term	29,055	7,093	—	36,148	83,629	4,212	(154)	87,687

Total investments	$2,009,873	$7,603	$(11)	$2,017,465	$2,190,213	$4,443	$(308)	$2,194,348

     At June 30, 2010, U.S. Government and Agency Issues securities with an amortized cost basis of $234.9 million had unrealized losses of approximately $11,000. All of these securities have been in an unrealized loss position for a period of approximately five months or less and the unrealized losses resulted from changes in interest rates.
     The cost and fair value of investments at June 30, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$1,980,818	$1,981,317
Due between one and five years	20,096	20,126
Due in ten years or greater	8,959	16,022

Total	$2,009,873	$2,017,465

4. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	Useful	June 30,	December 31,
	Lives (Years)	2010	2009

Network and base station equipment	5-15	$1,368,350	$901,814
Customer premise equipment	2	90,950	60,108
Furniture, fixtures and equipment	3-7	223,793	216,598
Leasehold improvements	Lesser of useful life or lease term	29,062	18,128
Construction in progress	N/A	2,311,868	1,623,703

		4,024,023	2,820,351
Less: accumulated depreciation and amortization		(359,781)	(223,831)

		$3,664,242	$2,596,520

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Supplemental information (in thousands):
Capitalized interest	$62,511	$32,960	$114,923	$55,972
Depreciation expense	$77,322	$36,723	$148,165	$76,174
     We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At the inception of the lease, we recognize a leased asset, which is recorded in Property, plant and equipment on the condensed balance sheet, and an obligation, which is recorded in Other long-term liabilities on the condensed consolidated balance sheet, based on the present value of the minimum lease payments during the lease term. The leased asset is depreciated based on its estimated useful life. Over the lease term, the obligation is reduced as lease payments are made and interest expense is recognized using the interest method. At June 30, 2010, we had recorded capital lease assets of $10.6 million within Network and base station equipment.
5. Spectrum Licenses
     Owned and leased spectrum licenses consisted of the following (in thousands):

		June 30, 2010			December 31, 2009
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value
Indefinite-lived owned spectrum	Indefinite	$3,107,344	$—	$3,107,344	$3,082,401	$—	$3,082,401
Definite-lived owned spectrum	16-20 years	100,720	(6,317)	94,403	118,069	(6,268)	111,801
Spectrum leases and prepaid spectrum	26 years	1,320,743	(91,047)	1,229,696	1,323,405	(62,937)	1,260,468
Pending spectrum and transition costs	N/A	26,457	—	26,457	40,464	—	40,464

Total spectrum licenses		$4,555,264	$(97,364)	$4,457,900	$4,564,339	$(69,205)	$4,495,134

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$13,960	$14,706	$28,110	$29,419
Amortization of definite-lived owned spectrum	$1,018	$1,354	$2,099	$2,371
Cash paid relating to owned spectrum licenses	$790	$7,139	$11,050	$11,731

     Based on the definite-lived spectrum licenses and favorable spectrum leases as of June 30, 2010, future amortization of spectrum licenses, spectrum leases and prepaid spectrum lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2010	$27,014	$2,850	$29,864
2011	53,682	5,699	59,381
2012	53,125	5,699	58,824
2013	52,626	5,699	58,325
2014	52,250	5,699	57,949
Thereafter	990,999	68,757	1,059,756

Total	$1,229,696	$94,403	$1,324,099

     We expect that all renewal periods in our spectrum leases will be renewed by us, and that the costs to renew will be immaterial, except for future lease payment obligations.
6. Other Intangible Assets
     Other intangible assets consisted of the following (in thousands):

	June 30, 2010				December 31, 2009
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 – 7 years	$118,462	$(46,300)	$72,162	$120,231	$(34,084)	$86,147
Trade names and trademarks	5 years	3,804	(1,204)	2,600	3,804	(824)	2,980
Patents and other	10 years	3,164	(736)	2,428	3,164	(578)	2,586

Total other intangibles		$125,430	$(48,240)	$77,190	$127,199	$(35,486)	$91,713

     Based on the other intangible assets recorded as of June 30, 2010, future amortization is expected to be as follows (in thousands):

2010	$12,869
2011	22,426
2012	17,322
2013	12,293
2014	7,728
Thereafter	4,552

Total	$77,190

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Supplemental Information (in thousands):
Amortization expense	$6,788	$8,187	$13,620	$16,267
     We evaluate all of our patent renewals on a case by case basis, based on renewal costs.
7. Accounts Payable and Other Current Liabilities
     Accounts payable and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Accounts payable	$305,168	$377,890
Accrued interest	27,124	28,670
Salaries and benefits	43,530	44,326
Business and income taxes payable	50,177	25,924
Other	37,253	50,557

Total	$463,252	$527,367

8. Income Taxes
     Clearwire Corporation, which we refer to as Clearwire, holds no significant assets other than its equity interests in Clearwire Communications LLC, which we refer to as Clearwire Communications. Clearwire Communications is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax in the U.S. and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than the balances associated with the non-U.S. operations, the only temporary difference for Clearwire is the basis difference associated with our investment in the partnership. We have recognized a deferred tax liability for this basis difference. Our deferred tax assets primarily represent net operating loss carryforwards associated with Clearwire’s operations prior to the closing of the Transaction and the portion of the partnership losses allocated to Clearwire after closing of the Transaction. A portion of our deferred tax assets will be realized through schedulable reversing deferred tax liabilities. As it relates to the U.S. tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against the substantial portion of our deferred tax assets not deemed realizable.
     The income tax benefit (provision) reflected in our consolidated statements of operations primarily reflects certain state taxes and international deferred taxes.
9. Long-term Debt, Net
     During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the Senior Secured Notes. In connection with the issuance of the Senior Secured Notes, we also issued $252.5 million of notes to Sprint Nextel Corporation, which we refer to as Sprint, and Comcast Corporation, which we refer to as Comcast, with identical terms as the Senior Secured Notes, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility that we assumed from the legacy Clearwire Corporation, which we refer to as the Senior Term Loan Facility.
     During the second quarter of 2010, we entered into a vendor financing facility allowing us to obtain up to $160.0 million of financing, which we refer to as the Vendor Financing Facility, with an infrastructure vendor. Notes, which we refer to as Vendor Financing Notes, may be entered into under this facility until January 31, 2011. The Vendor Financing Notes have a coupon rate based on the 3-month LIBOR plus a spread of 5.50% which are due quarterly. Principal repayments begin in 2011 and the notes mature in January of 2014. At June 30, 2010, we had utilized $33.0 million of the facility which is secured by the network and base station equipment being financed.
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Senior Secured Notes and Rollover Notes, due in 2015, interest due bi-annually	$2,772,494	$2,772,494
Discount on Senior Secured Notes and Rollover Notes	(54,628)	(57,763)
Vendor Financing Notes, due in 2014, interest due quarterly	32,962	—
Discount on Vendor Financing Notes	(156)	—

Total long-term debt including current portion, net	2,750,672	2,714,731
Less: Current portion of Vendor Financing Notes(1)	(2,747)	—

Total long-term debt, net	$2,747,925	$2,714,731

(1)	Included in Accounts payable and other current liabilities on the condensed consolidated balance sheet.
     The weighted average effective interest rate of the Senior Secured Notes and Rollover Notes was 13.04% at June 30, 2010 and 13.02% at December 31, 2009. The weighted average effective interest rate of the Vendor Financing Notes was 6.18% at June 30, 2010.
     Our payment obligations under the Senior Secured Notes and Rollover Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The Senior Secured Notes and Rollover Notes contain limitations on our activities, which among other things, include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets;

merger, consolidation or sales of substantially all of our assets; entering into transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.
     Interest Expense, Net — Interest expense included in our condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest coupon on long-term debt	$83,418	$31,817	$166,602	$63,275
Accretion of debt discount	3,309	18,109	6,374	37,261
Interest on capital leases(1)	253	—	253	—
Capitalized interest	(62,511)	(32,960)	(114,923)	(55,972)

Interest expense	$24,469	$16,966	$58,306	$44,564

(1)	Capital lease obligations included in Other long-term liabilities on the condensed consolidated balance sheet.

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
Cash Equivalents and Investments
     Where quoted prices for identical securities are available in an active market, we use quoted market prices to determine the fair value of investment securities and cash equivalents, and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. government and agency issues and money market mutual funds for which there are quoted prices in active markets.
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
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at June 30, 2010 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$254,653	$—	$—	$254,653
Short-term investments	$1,981,317	$—	$—	$1,981,317
Long-term investments	$20,126	$—	$16,022	$36,148
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,698,017	$—	$—	$1,698,017
Short-term investments	$2,106,661	$—	$—	$2,106,661
Long-term investments	$74,516	$—	$13,171	$87,687

     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

		Level 3
	Level 3	Financial
Three Months Ended June 30, 2010 and 2009:	Financial Assets	Liabilities

Balance at April 1, 2010	$17,182	$—
Total gains (losses) included in:		—
Net loss	—	—
Other comprehensive loss	(1,160)	—

Balance at June 30, 2010	$16,022	$—

Balance at April 1, 2009	$17,494	$18,501
Total gains (losses) included in:
Net loss(1)	(7,189)	(1,363)
Other comprehensive loss	—	—

Balance at June 30, 2009	$10,305	$17,138

Net unrealized losses included in net loss for the three months ended June 30, 2010 relating to financial assets held at June 30, 2010	$—	$—

		Level 3
	Level 3	Financial
Six Months Ended June 30, 2010 and 2009:	Financial Assets	Liabilities

Balance at January 1, 2010	$13,171	$—
Total gains (losses) included in:		—
Net loss	—	—
Other comprehensive loss	2,851	—

Balance at June 30, 2010	$16,022	$—

Balance at January 1, 2009	$18,974	$21,591
Total gains (losses) included in:
Net loss(1)	(8,669)	(4,453)
Other comprehensive loss	—	—

Balance at June 30, 2009	$10,305	$17,138

Net unrealized losses included in net loss for the six months ended June 30, 2010 relating to financial assets held at June 30, 2010	$—	$—

(1)	Included in Other income (expense), net in the consolidated statements of operations.
     The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
     Senior Secured Notes and Rollover Notes with a carrying value of $2.72 billion and an approximate fair value of $2.78 billion were outstanding at June 30, 2010. Senior Secured Notes and Rollover Notes with a carrying value of $2.71 billion and an approximate fair value of $2.81 billion were outstanding at December 31, 2009. To estimate the fair value of these notes we used the average indicative price from several market makers.
     Vendor Financing Notes with a carrying value of $32.8 million and an approximate fair value of $31.8 million were outstanding at June 30, 2010. To estimate fair value of the vendor financing notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity and judgment was used to estimate an appropriate discount rate to calculate the present value of the estimated cashflows.

11. Commitments and Contingencies
     Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of June 30, 2010 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2010	2011	2012	2013	2014	Renewal Periods

Long-term debt obligations	$2,805,456	$—	$8,241	$10,987	$11,097	$2,637	$2,772,494
Interest payments	1,834,494	167,348	334,526	333,919	333,264	332,738	332,699
Operating lease obligations (1)	11,103,299	134,099	340,849	357,510	363,436	367,988	9,539,417
Spectrum lease obligations	5,701,315	67,836	148,661	156,107	155,399	164,177	5,009,135
Spectrum service credits	95,308	1,096	1,460	1,460	1,460	1,460	88,372
Capital lease obligations (2)	20,961	710	1,465	1,523	1,584	1,648	14,031
Signed spectrum agreements	20,300	20,300	—	—	—	—	—
Network equipment purchase obligations	182,342	182,342	—	—	—	—	—
Other purchase obligations	212,323	65,427	46,465	37,564	24,558	10,577	27,732

Total	$21,975,798	$639,158	$881,667	$899,070	$890,798	$881,225	$17,783,880

(1)	Includes executory costs of $36.6 million.

(2)	Payments include $10.3 million representing interest.
     Spectrum and operating lease expense — Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment, and leased sites, including towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2011. Charges apply if these commitments are not satisfied. Spectrum lease agreements have terms of up to 30 years. Operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years.
     Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Spectrum lease expense	$54,192	$49,563	$106,733	$99,290
Amortization of prepaid spectrum licenses	13,960	14,706	28,110	29,419

Total spectrum lease expense	$68,152	$64,269	$134,843	$128,709

Operating lease expense	$118,444	$52,113	$210,146	$101,850

     Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and six months ended June 30, 2010 we satisfied $196,000 and $364,000, respectively, related to these commitments. During the three and six months ended June 30, 2009 we satisfied $128,000 and $202,000, respectively, related to these commitments. The maximum remaining commitment at June 30, 2010 is $95.3 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     As of June 30, 2010, we have signed agreements to acquire approximately $20.3 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
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
     AMDOCS Agreement — We have a Customer Care and Billing Services Agreement, which we refer to as the AMDOCS Agreement, with AMDOCS Software Systems Limited, which we refer to as AMDOCS, under which AMDOCS will provide a customized customer care and billing platform, which we refer to as the Platform, to us. In connection with the provision of these services and the establishment of the Platform, AMDOCS will also license certain of its software to us.
     The initial term of the AMDOCS Agreement is seven years. Under the terms of the AMDOCS Agreement, we are required to pay AMDOCS licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the AMDOCS Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties. We capitalized $12.9 million and $47.7 million in costs incurred during the application development stage associated with the Platform for the three and six months ended June 30, 2010, respectively.
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
     On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. Plaintiffs filed their opening brief to the Ninth Circuit Court of Appeals on June 16, 2010. We filed an answering brief on July 30, 2010.
     On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On May 5, 2010, Clearwire filed an Answer to the Third Amended Complaint. We recently commenced discovery in the matter.
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
12. Share-Based Payments
     At June 30, 2010, there were 59,430,392 shares available for grant under the legacy Clearwire Corporation, which we refer to as Old Clearwire, 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.
Stock Options
     We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.
     A summary of option activity is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Options outstanding — January 1, 2010	21,537,731	$11.09
Granted	956,648	7.40
Forfeited	(1,909,918)	13.47
Exercised	(2,727,536)	4.60

Options outstanding — June 30, 2010	17,856,925	$11.63

Vested and expected to vest — June 30, 2010	16,816,065	$11.90

Exercisable outstanding — June 30, 2010	10,569,116	$13.89

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Expected volatility	62.22%	58.80% — 62.22%
Expected dividend yield	—	—
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.83%	2.83% — 3.15%
Weighted average fair value per option at grant date	$4.60	$4.29
     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at June 30, 2010 was $9.8 million and is expected to be recognized over a weighted average period of approximately two years.
     For the three and six months ended June 30, 2010, we used an expected forfeiture rate of 9.76% in determining the calculation of share-based compensation expense for stock options.
Restricted Stock Units
     We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

A summary of the RSU activity is presented below:

		Weighted-
	Number Of	Average
	RSU’s	Grant Price

Restricted stock units outstanding — January 1, 2010	11,853,194	$4.60
Granted	3,733,888	6.92
Forfeited	(1,276,473)	4.56
Converted	(2,979,812)	3.33

Restricted stock units outstanding — June 30, 2010	11,330,797	$5.70

     As of June 30, 2010, we have total unrecognized compensation cost of approximately $35.3 million, which is expected to be recognized over a weighted-average period of approximately two years.
     For the three and six months ended June 30, 2010, we used an expected forfeiture rate of 6.78% in determining share-based compensation expense for RSUs.
     Sprint Equity Compensation Plans
     In connection with the Old Clearwire and the WiMAX Operations of Sprint, which we refer to as the Sprint WiMAX Business, combination on November 28, 2008, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans. Total unrecognized share-based compensation cost related to unvested stock options and RSUs outstanding as of June 30, 2010 was $35,750 and $109,700, respectively, and is expected to be recognized over approximately one year.
     Share-based compensation expense recognized for all plans is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Options	$2,694	$2,492	$13,231	$5,219
RSUs	8,106	7,587	17,232	9,928
Sprint Equity Compensation Plans	93	533	131	1,405

	$10,893	$10,612	$30,594	$16,552

     During the three and six months ended June 30, 2010, we recorded $753,000 and $10.5 million, respectively, of additional compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.
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
     On March 2, 2010, Clearwire Communications received approximately $66.5 million from the purchase of Class B non-voting common interests in Clearwire Communications, which we refer to as Clearwire Communications Class B Common Interests, and voting equity in Clearwire Communications, which we refer to as Clearwire Communications Voting Interests, in connection with the consummation of the third closing, which we refer to as the Third Investment Closing, and final phase of the Private Placement. At the Third Investment Closing, in exchange for the purchase by Sprint, Comcast, Time Warner Cable and Bright House Networks of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests in amounts exceeding their respective percentage interest, which was determined immediately prior to the consummation of the first phase of the Private Placement on November 13, 2009, Clearwire Communications paid a fee, which we refer to as an Over-Allotment Fee, to Sprint, Comcast, Time Warner Cable and Bright House Networks of approximately $3.2 million, in the aggregate. Clearwire Communications delivered the applicable Over-Allotment Fee to Sprint, one-half in cash and one-half in the form of Clearwire Communications Class B Common Interests valued at $7.33 per interest and an equal number of Clearwire Communications Voting Interests, and to Comcast, Time Warner Cable and Bright House Networks in cash. Immediately following the receipt by the Participating Equityholders of Clearwire Communications Voting Interests and Clearwire Communications Class B Common Interests at the Third Investment Closing, each of the Participating Equityholders contributed to Clearwire its Clearwire Communications Voting Interests in exchange for an equal number of shares of Clearwire Class B common stock, which we refer to as Class B Common Stock, par value $0.0001 per share, of Clearwire.

     Under the Investment Agreement, Clearwire committed to a rights offering, pursuant to which rights to purchase shares of Clearwire Class A common stock, which we refer to as Class A Common Stock, were granted to each holder of Class A Common Stock along with certain participating securities as of December 17, 2009, which we refer to as the Rights Offering. We distributed subscription rights exercisable for up to 93.9 million shares of Class A Common Stock. Each subscription right entitled a shareholder to purchase 0.4336 shares of Class A Common Stock at a subscription price of $7.33 per share. The subscription rights expired if they were not exercised by June 21, 2010. The Participating Equityholders and Google waived their respective rights to participate in the Rights Offering with respect to shares of Class A Common Stock they each held as of the applicable record date. In connection with the Rights Offering, rights to purchase 39.6 million shares of Class A common stock were exercised for an aggregate purchase price of $290.3 million.
14. Net Loss Per Share
Basic Net Loss Per Share
     The net loss per share available to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Net loss	$(547,142)	$(264,044)
Non-controlling interests in net loss of consolidated subsidiaries	421,226	190,670

Net loss attributable to Class A Common Stockholders	$(125,916)	$(73,374)

Weighted average shares Class A Common Stock outstanding	205,126	195,052
Loss per share	$(0.61)	$(0.38)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Net loss	$(986,543)	$(524,536)
Non-controlling interests in net loss of consolidated subsidiaries	766,535	380,107

Net loss attributable to Class A Common Stockholders	$(220,008)	$(144,429)

Weighted average shares Class A Common Stock outstanding	201,883	193,478
Loss per share	$(1.09)	$(0.75)
Diluted Loss Per Share
     The potential exchange of Clearwire Communications Class B Common Interests together with Class B Common Stock for Class A Common Stock may have a dilutive effect on diluted loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to Class A common stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire will be required to recognize a tax provision related to indefinite lived intangible assets.
     For the three and six months ended June 30, 2010, Class B Common Stock was excluded from the computation of diluted loss per share as its inclusion would have been antidilutive. For purposes of calculating diluted loss per share, weighted average shares of Class A Common Stock is computed based on a weighted average days outstanding in the period and Net Loss Available to Class A Common Stockholders is computed based on ownership interests at the end of a period. Due to the timing of the shares issued from the Rights Offering, inclusion of Class B Common Stock is antidilutive for the three and six month periods ending June 30, 2010.
     For the three and six months ended June 30, 2009, net loss per share attributable to holders of Class A Common Stock on a diluted basis, assumes conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock. Diluted loss per share is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Net loss attributable to Class A common stockholders	$(125,916)	$(73,374)
Non-controlling interests in net loss of consolidated subsidiaries	—	(190,670)
Tax adjustment after dissolution of Clearwire Communications	—	(6,729)

Net loss available to Class A common stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	$(125,916)	$(270,773)

Weighted average shares Class A Common Stock outstanding (diluted)	205,126	723,876
Loss per share	$(0.61)	$(0.38)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Net loss attributable to Class A common stockholders	$(220,008)	$(144,429)
Non-controlling interests in net loss of consolidated subsidiaries	—	(380,107)
Tax adjustment after dissolution of Clearwire Communications	—	(11,864)

Net loss available to Class A common stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	$(220,008)	$(536,400)

Weighted average shares Class A Common Stock outstanding (diluted)	201,883	714,931
Loss per share	$(1.09)	$(0.75)
     Higher loss per share on a diluted basis for the three and six months ended June 30, 2009 is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock.
     The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Class B Common Stock	743,481	—
Stock options	18,684	23,329
Restricted stock units	11,576	10,029
Warrants	17,806	17,806
Subscription rights	42,836	—

	834,383	51,164

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Class B Common Stock	740,417	—
Stock options	19,454	21,848
Restricted stock units	11,627	7,589
Warrants	17,806	17,806
Subscription rights	45,690	—
Contingent shares	3,064	7,371

	838,058	54,614

     The contingent shares for the three and six months ended June 30, 2010, primarily relate to Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests that were issued to Participating Equityholders upon the Third Investment Closing, as such interests can be exchanged for Class A Common Stock.
     We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock loss per share is not calculated since it does not contractually participate in distributions of Clearwire.
15. Business Segments
     Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, we have identified two reportable segments: the United States and the International businesses.
     We report business segment information as follows (in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	United States	International	Total	United States	International	Total

Revenues	$117,029	$5,492	$122,521	$55,533	$8,061	$63,594
Cost of goods and services and network costs (exclusive of items shown separately below)	257,606	2,964	260,570	77,472	3,747	81,219
Operating expenses	287,554	10,038	297,592	165,861	11,654	177,515
Depreciation and amortization	82,026	3,102	85,128	42,884	3,380	46,264

Total operating expenses	627,186	16,104	643,290	286,217	18,781	304,998

Operating loss	$(510,157)	$(10,612)	(520,769)	$(230,684)	$(10,720)	(241,404)

Other expense, net			(26,156)			(22,515)
Income tax benefit (provision)			(217)			(125)

Net loss			(547,142)			(264,044)
Less: non -controlling interests in net loss of consolidated subsidiaries			421,226			190,670

Net loss attributable to Clearwire Corporation			$(125,916)			$(73,374)

Capital Expenditures
United States			$617,652			$249,857
International			4,044			805

			$621,696			$250,662

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	United States	International	Total	United States	International	Total

Revenues	$217,791	$11,402	$229,193	$109,635	$16,096	$125,731
Cost of goods and services and network costs (exclusive of items shown separately below)	399,097	6,072	405,169	147,638	7,214	154,852
Operating expenses	565,749	22,325	588,074	327,446	22,974	350,420
Depreciation and amortization	157,553	6,331	163,884	85,396	9,416	94,812

Total operating expenses	1,122,399	34,728	1,157,127	560,480	39,604	600,084

Operating loss	$(904,608)	$(23,326)	(927,934)	$(450,845)	$(23,508)	(474,353)

Other expense, net			(57,814)			(50,144)
Income tax benefit (provision)			(795)			(39)

Net loss			(986,543)			(524,536)
Less: non -controlling interests in net loss of consolidated subsidiaries			766,535			380,107

Net loss attributable to Clearwire Corporation			$(220,008)			$(144,429)

Capital Expenditures
United States			$1,305,656			$360,951
International			6,005			1,446

			$1,311,661			$362,397

	June 30,	December 31,
	2010	2009

Total assets
United States	$10,626,745	$11,115,815
International	126,676	152,038

	$10,753,421	$11,267,853

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
     The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	June 30,	December 31,
	2010	2009

Accounts payable and accrued expenses	$2,423	$22,521
Debt	$246,490	$246,494

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of goods and services and network costs (inclusive of capitalized costs)	$22,976	$22,627	$41,924	$40,330
Interest costs (inclusive of capitalized interest)	$7,619	$6,089	$15,145	$12,517
     Rollover Notes — In connection with the issuance of the Senior Secured Notes on November 24, 2009, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the Senior Secured Notes. The proceeds from the Rollover Notes were used to retire the principal amounts owed to Sprint and Comcast under our Senior Term Loan Facility. From time to time, other related parties may hold debt under our Senior Secured Notes, and as debtholders, would be entitled to receive interest payments from us.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of June 30, 2010, Sprint, through Sprint HoldCo LLC, a wholly-owned subsidiary, owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 53.9% and Intel, Google, Comcast, Time Warner Cable, Bright House Networks and Eagle River collectively owned a 31.8% interest in Clearwire.
     Intel Market Development Agreement — We have entered into a market development agreement with Intel, as amended, which we refer to as the Intel Market Development Agreement, pursuant to which we committed to deploy mobile WiMax on our network and to promote the use of certain notebook computers and mobile Internet devices on our network, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on our network. The Intel Market Development Agreement will last for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one year terms up to a maximum of 13 additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum 20-year term, the agreement will thereafter automatically renew for successive one year renewal periods until either party terminates the agreement. The agreement may be terminated by either party with 30 days written notice of termination. Under certain circumstances, Clearwire Communications will pay to Intel a portion of the revenues received from certain retail customers using certain Intel-based notebook computers, or other mutually agreed on devices on the its network, for a certain period of time. Through 2010 Clearwire Communications also will provide a minimum level of incentives directly to various device distribution channels. Subsequent to 2010 and subject to certain qualifications, Clearwire Communications will pay to Intel activation fees for each qualifying Intel-based device activated on its network during the initial term.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled “Risk Factors.”
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
Recent Developments and Overview
     As of June 30, 2010, our networks cover an estimated 62.2 million people. We had approximately 940,000 retail and 752,000 wholesale subscribers as of June 30, 2010. Approximately 52% of our wholesale subscribers consist of subscribers on multi-mode 3G/4G devices that reside outside of our currently launched markets, but for whom we receive nominal monthly recurring revenue. We are the first mobile broadband service provider to launch a 4G mobile broadband network in the United States based on the 802.16e standard, which we refer to as mobile Worldwide Interoperability for Microwave Access, which we refer to as WiMAX. The mobile WiMAX standard facilitates fourth generation wireless services, which are commonly referred to in the wireless industry as 4G mobile broadband services. As of June 30, 2010, our 4G mobile broadband networks in the United States cover an estimated population of 55.7 million people. These networks include, among others, Atlanta, Baltimore, Charlotte, Chicago, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Philadelphia, Portland, Oregon, Salt Lake City, San Antonio, Seattle, St. Louis and Washington D.C.
     As of June 30, 2010, our legacy network technology in the United States covers an estimated population of 2.9 million people. Our legacy network technology is based on a proprietary set of technical standards offered by a subsidiary of Motorola. This pre-4G technology offers higher broadband speeds than traditional wireless carriers, but lacks the mobile functionality of our current 4G technology. We intend to upgrade the majority of our remaining legacy markets in the United States to 4G technology by the end of 2010.
Internationally, as of June 30, 2010, our networks covered an estimated 3.5 million people in Ghent and Brussels, Belgium, Dublin, Ireland, Seville, Spain and we offer 4G mobile broadband services in Malaga, Spain. In July 2010, we disposed of our holdings in Ireland reducing the number of people covered by our networks internationally to 2.7 million.
     Our primary focus is continuing to expand the geographic coverage of our 4G mobile broadband networks in the United States, taking advantage of our more than 46 billion MHz-POPs of spectrum in the 2.5 GHz band. We are currently engaged in the development and deployment of markets throughout the United States. For the remainder of 2010, we have plans to develop and launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston, New York, San Francisco and Miami. We currently expect that the combination of our existing 4G markets, our new market deployments and existing market conversions will allow us to cover as many as 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in our launched markets.

     During November 2009, we entered into agreements to raise a total of $4.33 billion, which included a $1.56 billion equity investment, which we refer to as the Private Placement, from Sprint Nextel Corporation, which we refer to as Sprint, Intel Corporation, which we refer to as Intel, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Eagle River Holdings, LLC, which we refer to as Eagle River, and Bright House Networks, LLC, which we refer to as Bright House Networks, and who we collectively refer to as the Participating Equityholders, and gross proceeds of $2.77 billion from a debt issuance, which we refer to as the Senior Secured Notes. The debt issuance allowed us to retire our existing indebtedness under the senior term loan facility that we assumed from the legacy Clearwire Corporation, which we refer to as the Senior Term Loan Facility, and extend the maturity of our outstanding debt to 2015. We intend to use the net proceeds of this new financing to continue the expansion of our 4G mobile broadband networks.
     In the fourth quarter of 2009, we distributed subscription rights at a price of $7.33 per share that were exercisable for up to 93,903,300 shares of our Class A common stock, which we refer to as the Rights Offering. Included in this amount were 44,696,812 shares issuable upon the exercise of rights to be issued to certain stockholders who, on their own behalf, have agreed not to exercise or transfer any rights they receive pursuant to the Rights Offering, subject to limited exceptions. The Rights Offering expired on June 21, 2010. In connection with the Rights Offering, rights to purchase 39.6 million shares of Class A common stock were exercised for an aggregate purchase price of $290.3 million. The proceeds from the Rights Offering, less fees and expenses incurred, will be used for general corporate purposes, including the deployment of our 4G mobile broadband network.
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
     There have been no significant changes in our critical accounting policies during the six months ended June 30, 2010 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Results of Operations
The following table sets forth operating data for the three and six months ended June 30, 2010 and 2009:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$122,521	$63,594	$229,193	$125,731
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	260,570	81,219	405,169	154,852
Selling, general and administrative expense	229,440	113,246	453,231	221,711
Depreciation and amortization	85,128	46,264	163,884	94,812
Spectrum lease expense	68,152	64,269	134,843	128,709

Total operating expenses	643,290	304,998	1,157,127	600,084

Operating loss	(520,769)	(241,404)	(927,934)	(474,353)
Other income (expense):
Interest income	1,510	2,964	2,760	6,241
Interest expense	(24,469)	(16,966)	(58,306)	(44,564)
Other income (expense), net	(3,197)	(8,513)	(2,268)	(11,821)

Total other income (expense), net	(26,156)	(22,515)	(57,814)	(50,144)

Loss before income taxes	(546,925)	(263,919)	(985,748)	(524,497)
Income tax provision	(217)	(125)	(795)	(39)

Net loss	(547,142)	(264,044)	(986,543)	(524,536)
Less: non-controlling interests in net loss of consolidated subsidiaries	421,226	190,670	766,535	380,107

Net loss attributable to Clearwire Corporation	$(125,916)	$(73,374)	$(220,008)	$(144,429)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.61)	$(0.38)	$(1.09)	$(0.75)

Diluted	$(0.61)	$(0.38)	$(1.09)	$(0.75)

Weighted average Class A common shares outstanding:
Basic	205,126	195,052	201,883	193,478

Diluted	205,126	723,876	201,883	714,931

Revenues
     Revenues are primarily generated from subscription and modem lease fees for our 4G and pre-4G services, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services.

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Revenues	$122,521	$63,594	92.7%	$229,193	$125,731	82.3%
     The increase in revenues for the three and six months ended June 30, 2010 compared to the same period in 2009 is due primarily to the continued expansion of our subscriber base as we expanded into new markets, as well as an increase in revenue from wholesale subscribers. We had approximately 940,000 retail and 752,000 wholesale subscribers as of June 30, 2010, compared to approximately 511,000 retail subscribers as of June 30, 2009. Approximately 52% of our wholesale subscribers at June 30, 2010 consist of subscribers on multi-mode 3G/4G devices that reside outside of our currently launched markets, but for whom we receive nominal monthly recurring revenue.
     We expect revenues to continue to increase in future periods due to the roll out of new 4G markets, as a result of increased adoption of new services by our customers.

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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Cost of goods and services and network costs	$260,570	$81,219	220.8%	$405,169	$154,852	161.6%
     Cost of goods and services and network costs increased $179.4 million and $250.3 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily due to an increase in tower lease and backhaul expenses resulting from the current and expected launches of new 4G markets. During the second quarter, we incurred approximately $34.0 million related to an increase in our obsolescence and shrinkage allowance. Also, we incurred approximately $39.0 million related to write-offs of network base station equipment for which the underlying technology is no longer deemed cost-beneficial to incorporate in the network build, and approximately $6.0 million related to write-offs of first generation WiMAX Customer Premise Equipment that we no longer plan to sell as we transition to newer generation devices.
     We expect costs of goods and services and network costs, excluding the impact of write-offs and obsolescence and shrinkage allowance described above, to continue to increase through the remainder of 2010 as we expand our network.
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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Selling, general and administrative expense	$229,440	$113,246	102.6%	$453,231	$221,711	104.4%
     The increase of selling, general and administrative expenses for the three months and six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to the higher sales and marketing and customer care expenses in support of the launch of new markets. The increase in selling, general and administrative expenses is also consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our 4G mobile broadband services in additional markets.
     We expect selling, general and administrative expense to continue to increase through the remainder of 2010 as we launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston, New York, San Francisco and Miami.
     Depreciation and Amortization

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Depreciation and amortization	$85,128	$46,264	84.0%	$163,884	$94,812	72.9%
     Depreciation and amortization expense primarily represents the depreciation recorded on property, plant and equipment, which we refer to as PP&E, and amortization of intangible assets and definite-lived spectrum. The increase during the three and six months ended June 30, 2010 as compared to the same period in 2009 is primarily a result of new network assets placed into service to support our launched markets.

     We expect depreciation and amortization will continue to increase as additional 4G markets are launched and placed into service during 2010.
     Interest Expense

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Interest expense	$(24,469)	$(16,966)	(44.2)%	$(58,306)	$(44,564)	(30.8)%
     We incurred $87.0 million and $49.9 million in gross interest costs during the three months ended June 30, 2010 and 2009, respectively. Interest costs were partially offset by capitalized interest of $62.5 million and $33.0 million for the three months ended June 30, 2010 and 2009, respectively. Interest expense was calculated over the periods using the effective interest method based on an effective interest rate of 13.04% for the three months ended June 30, 2010 as compared to 14.05% for the three months ended June 30, 2009, respectively.
     We incurred $173.2 million and $100.5 million in gross interest costs during the six months ended June 30, 2010 and 2009, respectively. Interest costs were partially offset by capitalized interest of $114.9 million and $56.0 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense was calculated over the periods using the effective interest method based primarily on an effective interest rate of 13.04% for the six months ended June 30, 2010 on the Senior Secured Notes as compared to 14.05% for the six months ended June 30, 2009 on the Senior Term Loan Facility, respectively.
     Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Non-controlling interests in net loss of consolidated subsidiaries	$421,226	$190,670	120.9%	$766,535	$380,107	101.7%
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint, Comcast, Time Warner Cable, Intel, Bright House and Eagle River of Clearwire Communications Class B common interests. As of June 30, 2010, the non-controlling interests share in net loss was 75%.
     Liquidity and Capital Resource Requirements
     We are currently engaged in the development and deployment of 4G mobile broadband networks throughout the United States. During 2010, we plan to develop and launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston, New York, San Francisco and Miami. We expect that the combination of our existing 4G markets, new market deployment and existing market conversions will allow us to cover up to approximately 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in launched markets. We currently expect a full-year 2010 net cash spend of $3.0 billion to $3.2 billion.
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
     In the fourth quarter of 2009, we distributed subscription rights at a price of $7.33 per share that were exercisable for up to 93,903,300 shares of our Class A common stock. Included in this amount were 44,696,812 shares issuable upon the exercise of rights to be issued to certain stockholders who, on their own behalf, have agreed not to exercise or transfer any rights they receive pursuant to the Rights Offering, subject to limited exceptions. The Rights Offering expired on June 21, 2010, and we received aggregate proceeds of approximately $290.3 million.
     In April 2010, we entered into a vendor financing facility for up to $160 million with an infrastructure vendor. We plan to utilize a portion of this vendor financing facility in 2010. The proceeds will be used to acquire equipment for the deployment of our 4G mobile

WiMAX network. As of June 30, 2010, we had utilized $33.0 million of the vendor financing facility. Together with approximately $10.7 million of capital leases, as of June 30, 2010 we have total financing of $43.7 million from various vendor relationships.
     As of June 30, 2010, we had available cash and short-term investments of approximately $2.2 billion. We believe that, as of June 30, 2010, we have cash and short-term investments sufficient to cause our estimated liquidity needs to be satisfied for at least the next 12 months. Based on our current projections, however, we believe that we will be required to raise additional capital in the near term in order to maintain our current business plans, or we will be required to materially revise our plans for such period. Our need for additional capital is primarily due to additional capital expenditures we expect to make in the near term to increase the capacity of our network in certain markets. The amount of additional capital that we will require depends on a number of factors, many of which are difficult to predict and outside of our control, and may change if our current projections prove to be incorrect.
     Further, we regularly evaluate our plans, and these evaluations often result in changes, some of which may be material and may significantly increase or decrease our capital requirements in the near and/or long term. These changes may include, among other things, expanding the markets in which we deploy our 4G mobile broadband networks, augmenting our network coverage in markets we launch by, among other things, increasing site density and/or our coverage area, modifying our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, when they become available, either in place of, or together with, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services.
     The amount and timing of any additional financings to satisfy our additional capital needs are difficult to estimate at this time. To raise additional capital, we may be required to issue additional equity securities in public or private offerings or to seek significant additional debt financing. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. We may also decide to sell additional equity or debt securities in our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from, those entities. Further, to satisfy our need for additional capital, we may elect to sell certain assets, including excess spectrum, which we believe are not essential to our business.
     If we are unable to raise sufficient additional capital to meet our near or long-term capital needs, we will be required to curtail our current plans and/or to forego opportunities to enhance our plans, either of which would adversely affect the future financial performance of our business. Changes to our plans may include, among other things, material changes in the scope and/or timing of future market launches, reductions in the number of our employees, delaying the introduction of new end user devices for our retail business (including smartphones), delaying or foregoing investments in network infrastructure, information technology systems and additional spectrum, or any combination of the foregoing.
     Lastly, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the first six months of 2010. If the national or global economy or credit market conditions in general were to deteriorate in the future, it is possible that such changes could adversely affect our ability to obtain additional external financing.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Cash used in operating activities	$(558,822)	$(288,064)
Cash used in investing activities	(1,220,517)	(165,853)
Cash provided by financing activities	338,072	3,093
Effect of foreign currency exchange rates on cash and cash equivalents	(2,097)	(186)

Total cash flows	(1,443,364)	(451,010)
Cash and cash equivalents at beginning of period	1,698,017	1,206,143

Cash and cash equivalents at end of period	$254,653	$755,133

     Operating Activities
     Net cash used in operating activities increased $270.8 million for the six months ended June 30, 2010 as compared to the same period in 2009 due primarily to payments for operating expenses, as we continue to expand and operate our business. The increased operating expense payments was partially offset by an increase in cash collections from subscribers of approximately 79% year over year.

     Investing Activities
     During the six months ended June 30, 2010, net cash used in investing activities increased $1.05 billion as compared to the same period in 2009. This change was due primarily to an increase in capital expenditures related to the continued expansion of our network.
     Financing Activities
     Net cash provided by financing activities increased $335.0 million for the six months ended June 30, 2010 as compared to the same period in 2009 due primarily to proceeds from the Rights Offering of $290.3 million and cash contributions of $66.5 million, net of $9.8 million of transactions costs, from our Participating Equityholders, which was partially offset by the payment of debt financing fees related to our Senior Secured Notes which funded during the fourth quarter of 2009.
     Contractual Obligations
     The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of June 30, 2010. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of June 30, 2010 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 — 3 Years	3 — 5 Years	Over 5 Years

Long-term debt obligations	$2,805,456	$—	$19,228	$13,734	$2,772,494
Interest payments	1,834,494	167,348	668,445	666,002	332,699
Operating lease obligations (1)	11,103,299	134,099	698,359	731,424	9,539,417
Spectrum lease obligations	5,701,315	67,836	304,768	319,576	5,009,135
Spectrum service credits	95,308	1,096	2,920	2,920	88,372
Capital lease obligations (2)	20,961	710	2,988	3,232	14,031
Signed spectrum agreements	20,300	20,300	—	—	—
Network equipment purchase obligations	182,342	182,342	—	—	—
Other purchase obligations	212,323	65,427	84,029	35,135	27,732

Total	$21,975,798	$639,158	$1,780,737	$1,772,023	$17,783,880

(1)	Includes executory costs of $36.6 million.

(2)	Payments include $10.3 million representing interest.
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
     Interest Rate Risk
     Our primary interest rate risk is associated with our cash equivalents and investment portfolio. We presently invest primarily in money market mutual funds, United States government and agency issues maturing approximately thirteen months or less from the date of purchase.
     Our cash equivalent and investment portfolio has a weighted average maturity of 5.5 months and a market yield of 0.19% as of June 30, 2010. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.

     We have $2.72 billion of long-term fixed-rate debt outstanding at June 30, 2010. The fair value of the debt fluctuates as interest rate changes, however, there is no impact to earnings and cash flows as we expect to hold the debt to maturity unless market and other factors are favorable.
     We also hold variable rate promissory notes which expose us to to fluctuations in interest expense and payments caused by changes in interest rates. At June 30, 2010, we had $33.0 million aggregate principal outstanding of variable rate promissory notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense by approximately $300,000 per year.
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
     Credit Risk
     At June 30, 2010, we held available-for-sale short-term and long-term investments with a fair value and a carrying value of $2.02 billion and a cost of $2.01 billion, comprised of United States government and agency issues and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting cost basis are other-than-temporary. Approximately 50% of our investments at June 30, 2010 were concentrated in United States Treasury Bills that are considered the least risky investment available to United States investors. The remainder of our portfolio is primarily comprised of Unites States agency and other debentures. The estimated fair values of these investments are subject to fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of June 30, 2010 the total fair value and carrying value of our security interests in CDOs was $16.0 million and our cost was $9.0 million. We also own other debt securities, with a carrying value and cost of $0 at June 30, 2010, that are Auction Rate Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have final stated maturity.
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
     Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were ineffective, due to the material weakness in our internal controls over financial reporting as described below.

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
     There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We currently plan to cover up to 120 million people with our 4G mobile broadband networks by the end of 2010. To do so, we will be required to deploy 4G networks covering an additional 64 million people by the end of the year. While we believe that we will be successful, our plans are aggressive, and we may experience quality deficiencies, cost overruns and delays with our network construction. The construction of our networks requires permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such entities often limit the expansion of transmission towers and other construction necessary for our networks. In addition, we often are required to obtain rights from land, building and tower owners to install the antennas and other equipment that provide our service to our subscribers. We may not be able to obtain, on terms acceptable to us or at all, the rights necessary to construct our networks and expand our services. Additionally, we will need a large number of additional experienced personnel to build and construct the networks in new markets, and such personnel may not always be available in the numbers or in the time frames in which we want them. Failure to receive approvals in a timely fashion can delay new market deployments and upgrades in existing markets and raise the cost of completing construction projects and prevent us from deploying our networks on our announced timelines. During the first half of this year, we have encountered some of the delays and cost overruns described above. While we believe we will be in a position to accomplish our stated coverage goal for the year, additional delays of the types we have already experienced could cause us to fail.
Once constructed, as we learn more about the performance of our networks, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we may need to upgrade our network to maintain or improve the quality of our services. For example, we have experienced extremely high customer demand for data usage in certain parts of our markets. To address this demand we will be required to increase the capacity of our network. Adding such additional capacity would result in additional, unanticipated costs to the Company. However, if we are unable to add such capacity, we could risk customer dissatisfaction from poor customer service, or we may have to consider curtailing sales activities in the affected areas.
We may also need to upgrade our networks to stay competitive with new technologies introduced by our competitors. These upgrades could include, among other things, increasing the density of our networks by building more sites in our markets, or deciding to pursue other, alternative 4G technologies in the future, and we could incur substantial costs in undertaking these actions. If we do not successfully construct, maintain and implement future upgrades to our networks, the quality of our services may decline and the rate of our subscriber churn may increase.
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
     We are in the process of upgrading our customer care and billing systems. We have a Customer Care and Billing Services Agreement, which we refer to as the Amdocs Agreement, with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs agreed to provide a customized customer care and billing platform that meets our future business needs to replace our existing systems. Until the development of these new systems is complete and we are able to transition our business to the new systems, we are continuing to rely on our existing customer care and billing systems.
     The development of our new Amdocs customer care and billing systems has encountered unanticipated delays resulting primarily from the discovery of defects in the new Amdocs software code. Due to these delays, the implementation of the new systems has been delayed and will continue into 2011, and the delays have resulted in additional, unplanned costs to the Company. We cannot provide assurances that we will be able to resolve the issues causing such delays in a timely manner or that we will not experience further difficulties, delays or interruptions with the development and implementation of these new systems. Additional delays would likely result in additional costs to the Company. Additionally, although the Amdocs Agreement limits certain of our payment obligations, we may incur significant cost overruns in transitioning to the new systems.
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
     Upon identifying the problem, we began undertaking various mitigation and remediation steps to improve the controls and update the books of record. As a result of these steps, management believes the control weakness has not resulted in material misstatements of the financial statements in the current or previous reporting periods. However, as of June 30, 2010, our remediation efforts had not resolved the control weakness, so we are continuing those efforts. If our ongoing remediation efforts prove unsuccessful, our future business and operating results and/or our ability to meet our future reporting obligations may be adversely affected.
We believe we will require additional capital in the near term to maintain our current business plans and may also need additional capital in the long term if we elect to pursue alternative plans and strategies; such additional capital may not be available on acceptable terms or at all.
          Based on our current projections, we believe that we will need to raise additional capital in the near term or we will be required to materially revise our current plans. Our need for additional capital to maintain our current business plans is primarily due to additional capital expenditures we expect to make in the near term to increase the capacity of our network in certain markets. The amount of additional capital that we will require to implement our current plans depends on a number of factors, many of which are difficult to predict and outside of our control and may change if our current projections and assumptions prove to be incorrect.
          Further, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could significantly increase or decrease our capital requirements in the near and/or long term. These may include, among other things, expanding the markets in which we deploy our 4G mobile broadband networks, augmenting our network coverage in markets we launch, changing our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, such as LTE, if and when they become available, on our networks either together with, or in place of, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services.
          The amount and timing of any additional financings to satisfy our additional capital needs are difficult to estimate at this time. To raise additional capital, we may be required to issue additional equity securities in public or private offerings, potentially at a price lower than the market price of Class A Common Stock at the time of such issuances. We may seek significant additional debt financing, and as a result, may incur significant interest expense. Our existing level of debt may make it more difficult for us to obtain this additional debt financing, may reduce the amount of money available to finance our operations and other business activities, may expose us to the risk of increasing interest rates, may make us more vulnerable to general economic downturns and adverse industry conditions and may reduce our flexibility in planning for, or responding to, changing business and economic conditions. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. The recent turmoil in the economy and the worldwide financial markets may make it more difficult for us to obtain necessary additional equity and debt financing. Further, to satisfy our need for additional capital, we may elect to sell certain assets which we believe are not essential to our business.
          We may not be able to secure the additional financing when needed on acceptable terms or at all. If we fail to obtain additional financing on acceptable terms, we will be required to curtail our current plans and/or to forego opportunities to enhance our plans, either of which may cause our business prospects, financial condition and results of operations to be adversely affected. Changes to our plans may include, among other things, material changes in the scope and/or timing of future market launches, reductions in the number of our employees, delaying the introduction of new end user devices for our retail business (including smartphones), delaying or foregoing investments in network infrastructure, information technology systems and additional spectrum, or any combination of the foregoing.
We have deployed a wireless broadband network using mobile WiMAX technology and would incur significant costs to deploy alternative technologies.
          We have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology. We depend on original equipment manufacturers to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in markets covering approximately 56 million people as of June 30, 2010, we cannot assure you that commercial quantities of mobile WiMAX equipment and subscriber devices that meet our requirements will continue to be available on the schedule we expect, or at all, or that vendors will continue to develop and produce mobile WiMAX equipment and subscriber devices in the long term, which may require us to deploy alternative technologies.
          We incurred significant expense upgrading a number of of our legacy markets from pre-4G technology to mobile WiMAX and expect to continue to upgrade a majority of our remaining legacy markets to mobile WiMAX in 2010. These future upgrades may cost more or be more difficult to undertake than we expect. As we continue to upgrade our legacy markets to mobile WiMAX, we expect that churn will increase in those markets. Churn is an industry term we use to measure the rate at which subscribers terminate service. We calculate this metric by dividing the number of subscribers who terminate their service in a given month by the average number of subscribers during that month, in each case excluding those who subscribe for and terminate our service within 30 days for any reason or in the first 90 days of service under certain circumstances.
          Additionally, once fully deployed on a commercial basis, mobile WiMAX may not perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. We also may discover unanticipated costs associated with deploying and maintaining our networks or delivering services we must offer in order to remain competitive. The development of the mobile WiMAX ecosystem, including the adoption of mobile WiMAX by other companies and the availability of mobile WiMAX devices, has not occurred as quickly or extensively as we planned. Other competing technologies, including technologies such as LTE and HSPA+, that may have advantages over mobile WiMAX have been or will likely be developed, and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than we can deploy our networks, which would allow those operators to compete more effectively, assuming they have adequate spectrum resources. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn.
          Alternatively, we could decide that we need to elect to deploy such alternative technologies, either in addition to, or in place of, mobile WiMAX, and such deployment would result in additional costs and risks to the Company. The additional risks involved in switching technologies would include how quickly we could deploy an alternative technology and whether our competitors could offer such technology at a faster rate than us, the possibility of customer service disruptions during the deployment process, and the fact that deployment to a new technology could be more difficult than we expect. Possible costs of such transfer would include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the transfer to the new technology.
We will incur significant expense in complying with the terms of our 4G wholesale agreements, and we may not recognize the benefits we expect if Sprint and certain of the other Investors are not successful in reselling our services to their customers or we do not receive the amount of revenues we expect to be generated from these agreements, which would adversely affect our business prospects and results.
          Under our 4G wholesale agreements, which we also refer to 4G MVNO Agreements, Sprint and certain of the other Investors have the right to resell services over our networks to their customers, and for any of their customers that purchase services over our network, Sprint and these Investors are required to pay us certain fees. However, nothing in the 4G MVNO Agreement requires Sprint or any of the other Investors to resell any of these services, and they may elect not to do so or to curtail such sales activities if their efforts prove unsuccessful. In the course of implementing the terms of the 4G MVNO Agreement, we expect to incur significant expense in connection with designing billing, distribution and other systems which are necessary to facilitate such sales, and we may elect to deploy our networks in markets requested by Sprint and the other Investors where we would not otherwise have launched. If Sprint and the other Investors fail to resell services offered over our network in the amount we expect or at all, or we do not receive the amount of revenues we expect to be generated from these agreements, our business prospects and results of operations would be adversely affected.
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
We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. Additionally, AT&T, Verizon Wireless and T-Mobile, among others, have announced plans to deploy alternative technologies such as LTE and HSPA+, with T-Mobile launching HSPA+ service in select markets earlier this year and Verizon Wireless announcing that they expect to launch LTE service beginning in the fourth quarter of 2010. Additionally, a new potential competitor, LightSquared, recently announced its plans to launch a nationwide LTE network and offer wholesale LTE services to other communications services providers. These services may provide significant competition as they become more widely available in the future.
The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation. If use of its net operating losses are limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire.
          Any limitation on the ability of Clearwire to use its net operating losses, which we refer to as NOLs, to offset income of Clearwire Communications LLC allocable to Clearwire increases the likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire. If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional distributions and, as discussed below, possible additional tax loans to Sprint.
          At present, Clearwire has substantial NOLs for United States federal income tax purposes. In particular, we believe that Clearwire’s cumulative tax loss as of June 30, 2010, for United States federal income tax purposes, was approximately $1.7 billion. A portion of Clearwire’s NOLs is subject to certain annual limitations imposed under Section 382 of the Code. Subject to the existing Section 382 limitations, and the possibility that further limitations under Sections 382 and 384 may arise in the future, Clearwire’s NOLs generally will be available to offset items of income and gain allocated to Clearwire by Clearwire Communications.

          The use by Clearwire of its NOLs may be further limited if Clearwire undergoes an “ownership change,” within the meaning of Section 382 of the Code. Broadly, Clearwire will have an ownership change if, over a three-year period, the portion of the stock of Clearwire, by value, owned by one or more “five-percent stockholders” increases by more than 50 percentage points. An exchange by an Investor of Clearwire Communications Class B Common Interests and Class B Common Stock for Class A Common Stock may cause or contribute to an ownership change of Clearwire. Clearwire has no control over the timing of any such exchange. If Clearwire undergoes an ownership change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the ownership change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the ownership change and a specified rate based on long-term tax-exempt bond yields.
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

Item 6. Exhibits
EXHIBIT INDEX

10.1*	Binding Letter Amendment dated as of May 4, 2010, by and among Clearwire Communications LLC and Intel Corporation, amending the Market Development Agreement between the parties dated November 28, 2008.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: August 5, 2010	/s/ ERIK E. PRUSCH
Erik E. Prusch
Chief Financial Officer