Form 10-Q
period 2010-09-30
Clearwire Corp /DE
filed 2010-11-04
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of November 1, 2010 was 243,264,716. The number of shares outstanding of the registrant’s Class B common stock as of November 1, 2010 was 743,481,026.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5
Condensed Consolidated Statement of Equity and Comprehensive Loss for the Nine Months Ended September 30, 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
Part II. Other Information
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 6. Exhibits	38
Signature	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,243	$1,698,017
Short-term investments	1,302,837	2,106,661
Restricted cash	1,000	1,166
Accounts receivable, net of allowance of $1,971 and $1,956	21,807	6,253
Notes receivable	5,032	5,402
Inventory, net	21,376	12,624
Prepaids and other assets	99,215	46,466

Total current assets	1,529,510	3,876,589
Property, plant and equipment, net	4,278,351	2,596,520
Restricted cash	36,621	5,620
Long-term investments	13,051	87,687
Spectrum licenses, net	4,440,404	4,495,134
Other intangible assets, net	69,442	91,713
Investments in affiliates	14,665	10,647
Other assets	135,297	103,943

Total assets	$10,517,341	$11,267,853

Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities	$660,319	$527,367
Deferred revenue	20,417	16,060

Total current liabilities	680,736	543,427
Long-term debt, net	2,801,170	2,714,731
Deferred tax liabilities, net	5,910	6,353
Other long-term liabilities	413,805	230,974

Total liabilities	3,901,621	3,495,485
Commitments and contingencies (Note 11)
Equity:
Clearwire Corporation stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 shares authorized; 243,207 and 196,767 shares issued and outstanding, respectively	24	20
Class B common stock, par value $0.0001, 1,000,000 shares authorized; 743,481 and 734,239 shares issued and outstanding, respectively	74	73
Additional paid-in capital	2,392,838	2,000,061
Accumulated other comprehensive income	2,343	3,745
Accumulated deficit	(772,484)	(413,056)

Total Clearwire Corporation stockholders’ equity	1,622,795	1,590,843
Non-controlling interests	4,992,925	6,181,525

Total equity	6,615,720	7,772,368

Total liabilities and equity	$10,517,341	$11,267,853

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$146,964	$68,812	$376,157	$194,543
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	241,321	97,496	646,490	252,348
Selling, general and administrative expense	248,261	145,278	701,492	366,989
Depreciation and amortization	124,348	52,938	288,232	147,750
Spectrum lease expense	72,761	64,426	207,604	193,135

Total operating expenses	686,691	360,138	1,843,818	960,222

Operating loss	(539,727)	(291,326)	(1,467,661)	(765,679)
Other income (expense):
Interest income	1,325	2,051	4,085	8,292
Interest expense	(26,563)	(11,671)	(84,869)	(56,235)
Other income (expense), net	273	(4,640)	(1,995)	(16,461)

Total other income (expense), net	(24,965)	(14,260)	(82,779)	(64,404)

Loss before income taxes	(564,692)	(305,586)	(1,550,440)	(830,083)
Income tax benefit (provision)	87	197	(708)	158

Net loss	(564,605)	(305,389)	(1,551,148)	(829,925)
Less: non-controlling interests in net loss of consolidated subsidiaries	425,185	222,962	1,191,720	603,069

Net loss attributable to Clearwire Corporation	$(139,420)	$(82,427)	$(359,428)	$(226,856)

Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.58)	$(0.42)	$(1.67)	$(1.17)

Diluted	$(0.58)	$(0.43)	$(1.67)	$(1.18)

Weighted average Class A Common Shares outstanding:
Basic	242,332	195,456	215,515	194,145

Diluted	985,813	724,280	215,515	718,082

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,551,148)	$(829,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(102)	158
Losses from equity investees, net	1,563	883
Non-cash fair value adjustment on swaps	—	(5,343)
Other-than-temporary impairment loss on investments	—	10,015
Accretion of discount on debt	2,954	55,079
Depreciation and amortization	288,232	147,750
Amortization of spectrum leases	43,644	43,767
Non-cash rent	149,909	64,980
Share-based compensation	40,370	24,208
Net loss on disposal, write-off or impairment of assets	127,426	16,947
Changes in assets and liabilities:
Inventory	(1,103)	(3,041)
Accounts receivable	(15,677)	(720)
Prepaids and other assets	(89,546)	(38,994)
Prepaid spectrum licenses	(2,775)	(34,876)
Accounts payable and other liabilities	165,412	143,410

Net cash used in operating activities	(840,841)	(405,702)
Cash flows from investing activities:
Capital expenditures	(1,955,482)	(729,587)
Payments for spectrum licenses and other intangible assets	(11,050)	(11,747)
Purchases of available-for-sale investments	(1,873,966)	(2,291,461)
Disposition of available-for-sale investments	2,752,050	2,705,455
Other investing	(26,034)	5,556

Net cash used in investing activities	(1,114,482)	(321,784)
Cash flows from financing activities:
Principal payments on long-term debt	(122)	(10,719)
Debt financing fees	(21,918)	—
Equity investment by strategic investors	54,839	—
Proceeds from issuance of common stock	303,630	12,853

Net cash provided by financing activities	336,429	2,134
Effect of foreign currency exchange rates on cash and cash equivalents	(880)	626

Net decrease in cash and cash equivalents	(1,619,774)	(724,726)
Cash and cash equivalents:
Beginning of period	1,698,017	1,206,143

End of period	$78,243	$481,417

Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$168,931	$96,260
Swap interest paid, net	$—	$10,181
Non-cash investing activities:
Fixed asset purchases in accounts payable and other current liabilities	$206,452	$43,082
Fixed asset purchases financed by long-term debt	$91,312	$—
Non-cash financing activities:
Vendor financing obligations	$(45,392)	$—
Capital lease obligations	$(45,920)	$—
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity

Balances at January 1, 2010	196,767	$20	734,239	$73	$2,000,061	$3,745	$(413,056)	$6,181,525	$7,772,368

Net loss	—	—	—	—	—	—	(359,428)	(1,191,720)	(1,551,148)
Other comprehensive loss	—	—	—	—	—	(893)	—	(3,683)	(4,576)

Comprehensive loss								(1,195,403)	(1,555,724)
Issuance of common stock, net of issuance costs	46,440	4	9,242	1	381,898	(509)	—	(22,925)	358,469
Share-based compensation and other capital transactions	—	—	—	—	10,879	—	—	29,728	40,607

Balances at September 30, 2010	243,207	$24	743,481	$74	$2,392,838	$2,343	$(772,484)	$4,992,925	$6,615,720

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2010 and 2009 do not necessarily indicate the results that may be expected for the full year.
     We are focused on the deployment and operation of the first nationwide 4G mobile broadband network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises and educational institutions. We are deploying our mobile Worldwide Interoperability for Microwave Access, which we refer to as WiMAX, technology based on the IEEE 802.16e standard, in our planned markets using 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses.
Liquidity Issues
     We are at an early stage of implementing our business strategy. Since formation, we have invested significantly in our business and experienced substantial losses from operations and negative cash flows. During the first nine months of fiscal 2010, we incurred $1.55 billion of net losses. We utilized $840.8 million of cash in operating activities and spent $1.96 billion for capital expenditures in the development of our network. We do not expect our operations to generate positive cash flows during the next twelve months.
     As of September 30, 2010, we had available cash and short-term investments of approximately $1.38 billion. Based on our current projections, we do not expect our available cash and short-term investments to be sufficient to cover our estimated liquidity needs for the next twelve months. Without additional financing sources, we forecast that our cash and short-term investments would be depleted as early as the middle of 2011. Thus, we will be required to raise additional capital in the near-term in order to continue operations. Further, we also need to raise substantial additional capital over the long-term to fully implement our business plans.
     We are actively pursuing various initiatives aimed at resolving our need for additional capital. We are in discussions with a number of our major shareholders and other third parties about a number of options, including potential strategic transactions, additional debt or equity financings and/or asset sales. A special committee of our Board of Directors has been formed to explore strategic alternatives, including transactions that may involve a sale or other realignment of the ownership and governance of our company. Additionally, at the same time, we are holding discussions with various parties with respect to securing additional financing. Any financing transaction would likely include selling additional equity or debt securities issued by us or our domestic or international subsidiaries. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. Our ability to raise sufficient additional capital in the near and long-term on acceptable terms, or at all, remains uncertain. Lastly, we believe that the fair market value of our spectrum portfolio exceeds our outstanding liabilities and that a portion of our spectrum is not essential to our business. Thus, we have initiated a process whereby we are seeking bids to potentially sell the excess spectrum assets to raise additional funds to continue to operate. However, the process is at an early stage, and there can be no assurance that we will be able to sell a sufficient amount of spectrum on terms acceptable to us.
     We are also actively pursuing a number of initiatives intended to reduce costs and conserve cash, including: suspending development activities for sites not required for our current build plan; delaying the launch of new end user devices such as Clear branded smartphones; substantially reducing sales and marketing spending; making reductions to discretionary capital projects; substantially reducing the number of contingent workers and reducing our employee numbers by approximately 15%. We currently have thousands of sites in various stages of planning and construction beyond our current build plan, and we intend to suspend zoning and planning in a portion of those sites. These contemplated initiatives are intended to result in potential cost savings of between $100 million to $200 million in 2010 and again in the first half of 2011. However, we may not realize the full amount of savings we expect as a result of these initiatives. Even if these initiatives do result in the anticipated cost savings, we will still be required to obtain sufficient additional capital.
     Our ability to continue to operate our business is substantially dependent on our ability to raise additional capital in the near term. As discussed above, we are actively pursuing a number of possible funding options, but there can be no assurance that these efforts will be successful. Our expected continued losses from operations and the uncertainty about our ability to obtain sufficient additional capital raise substantial doubt about our ability to continue as a going concern.

     The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. As further discussed in Notes 4 and 5, we reviewed for impairment the carrying value of our property, plant and equipment, which we refer to as PP&E, intangible assets with definite useful lives, which consists primarily of spectrum licenses with definite lives and subscriber relationships, and indefinite lived spectrum assets as of September 30, 2010.
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
     The following accounting policies were adopted in the nine months ended September 30, 2010:
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
     Fair Value Measurements — In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires separate disclosure for transfers between Levels 1 and 2 of the fair value hierarchy and disclosure of the activities in the Level 3 reconciliation presented on a gross basis rather than as one net number for a particular line item. We adopted the new accounting guidance on January 1, 2010, except for the new disclosures related to Level 3 activities, which are effective for fiscal years and interim periods beginning after December 15, 2010. The new accounting guidance only amended the disclosure requirements related to fair value measurements; therefore the adoption did not have any impact on our financial condition or results of operations.
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

3. Investments
     Investments consisted of the following (in thousands):

	September 30, 2010				December 31, 2009
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$1,302,350	$490	$(3)	$1,302,837	$2,106,584	$231	$(154)	$2,106,661
Long-term
U.S. Government and Agency Issues	—	—	—	—	74,670	—	(154)	74,516
Other debt securities	8,959	4,092	—	13,051	8,959	4,212	—	13,171

Total long-term	8,959	4,092	—	13,051	83,629	4,212	(154)	87,687

Total investments	$1,311,309	$4,582	$(3)	$1,315,888	$2,190,213	$4,443	$(308)	$2,194,348

     The cost and fair value of investments at September 30, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$1,302,350	$1,302,837
Due in ten years or greater	8,959	13,051

Total	$1,311,309	$1,315,888

4. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	Useful	September 30,	December 31,
	Lives (Years)	2010	2009

Network and base station equipment	5-15	$2,221,072	$901,814
Customer premise equipment	2	119,488	60,108
Furniture, fixtures and equipment	3-7	262,522	216,598
	Lesser of useful life
Leasehold improvements	or lease term	34,460	18,128
Construction in progress	N/A	2,107,646	1,623,703

		4,745,188	2,820,351
Less: accumulated depreciation and amortization		(466,837)	(223,831)

		$4,278,351	$2,596,520

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Supplemental information (in thousands):
Capitalized interest	$61,393	$37,416	$176,316	$93,388
Depreciation expense	$116,720	$43,053	$264,885	$119,227
     We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At September 30, 2010, we had recorded capital lease assets of $45.9 million within Network and base station equipment.
     Our long-lived assets, consisting of PP&E, and definite-lived intangible assets such as subscriber relationships, and our spectrum assets in the United States are combined into a single unit of account for purposes of testing impairment, because management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management’s strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network. Internationally, our long-lived assets, consisting of PP&E, definite-lived intangible assets, such as subscriber relationships, and our spectrum assets are primarily combined into a single unit of account for each country in which we operate for purposes of testing impairment.
     We review our long-lived assets to be held and used for recoverability whenever an event or change in circumstances indicates that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. As of September 30, 2010, due to our continued losses and significant uncertainties surrounding our ability to obtain required liquidity to fund our operating and capital needs, management has concluded that an adverse change in circumstances exists requiring us to assess whether the carrying amount of our long-lived assets is recoverable. We determine the recoverability of the assets’ carrying value by estimating the undiscounted future net cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use of the assets in an asset group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value of the asset and its carrying value.
     In estimating the future cash flows used to test the asset group for recoverability, we used our own assumptions about the use of the asset group, and considered all available evidence, which included possible future cash flows associated with the courses of actions discussed in Note 1 and the likelihood of the possible outcomes. A probability-weighted approach was used, which resulted in a range of possible future cash flows. Based on the courses of action that management is evaluating and the likelihood of the possible outcomes, management has determined that the carrying value of our long-lived assets in the United States was recoverable as of September 30, 2010. Internationally, management has determined that the carrying value of certain of our long-lived assets in Poland were not recoverable as of September 30, 2010. An impairment test for long-lived assets, consisting of a comparison of the fair value of the asset with its carrying amount, was performed at September 30, 2010 resulting in impairment charges of $6.6 million being recorded for the period. In addition, we recorded an impairment charge of $1.6 million relating to our definite-lived intangible assets in Ireland in conjunction with our sale of those operations. See Note 5 for a description of our analysis of impairment of indefinite lived spectrum assets.

5. Spectrum Licenses
     Owned and leased spectrum licenses consisted of the following (in thousands):

		September 30, 2010			December 31, 2009
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived owned spectrum	Indefinite	$3,106,323	$—	$3,106,323	$3,082,401	$—	$3,082,401
Definite-lived owned spectrum	16-20 years	101,121	(7,692)	93,429	118,069	(6,268)	111,801
Spectrum leases and prepaid spectrum	26 years	1,320,770	(106,581)	1,214,189	1,323,405	(62,937)	1,260,468
Pending spectrum and transition costs	N/A	26,463	—	26,463	40,464	—	40,464

Total spectrum licenses		$4,554,677	$(114,273)	$4,440,404	$4,564,339	$(69,205)	$4,495,134

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$15,534	$14,348	$43,644	$43,767
Amortization of definite-lived owned spectrum	$1,023	$1,684	$3,122	$4,055
Cash paid relating to owned spectrum licenses	$—	$—	$11,050	$11,731
     As of September 30, 2010, future amortization of definite-lived spectrum licenses, favorable spectrum leases and prepaid spectrum lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2010	$13,375	$1,456	$14,831
2011	53,333	5,824	59,157
2012	52,690	5,824	58,514
2013	52,156	5,824	57,980
2014	51,803	5,824	57,627
Thereafter	990,832	68,677	1,059,509

Total	$1,214,189	$93,429	$1,307,618

     We expect that all renewal periods in our spectrum leases will be exercised by us, and that the costs to renew will be immaterial, except for future lease payment obligations.
     As described in Note 4, our long-lived assets and our spectrum assets in the United States are combined into a single unit of account for purposes of testing impairment. Internationally, our long-lived assets and our spectrum assets are primarily combined into a single unit of account for each country in which we operate for purposes of testing impairment.
     We assess the impairment of intangible assets with indefinite useful lives, consisting primarily of spectrum licenses, at least annually, or whenever an event or change in circumstances indicates that the carrying value of indefinite lived spectrum may be impaired. As of September 30, 2010, due to our continued losses and significant uncertainties surrounding our ability to obtain required liquidity to fund our operating and capital needs, management has assessed that an adverse change in circumstances exists requiring us to assess whether the carrying amount of our indefinite lived spectrum is impaired. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of the intangible asset with its carrying amount. Fair value represents the price that would be received to sell an asset in an orderly transaction between market participants. We performed our test of the fair value of spectrum assets using a discounted cash flow model (the Greenfield Approach), which approximates value by assuming a market participant started owning only the spectrum licenses, and was required to make the necessary investments to prepare the asset for its highest and best use. Based on our analysis, management has determined that there was no impairment of our indefinite lived intangible assets in the United States as of September 30, 2010. Internationally, we recorded an impairment charge of $2.6 million related to our indefinite-lived spectrum assets in Ireland in conjunction with our sale of those operations. See Note 4 for a description of our analysis of the recoverability of our spectrum licenses with definite lives.
6. Other Intangible Assets
     Other intangible assets consisted of the following (in thousands):

	September 30, 2010				December 31, 2009
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 - 7 years	$115,612	$(50,931)	$64,681	$120,231	$(34,084)	$86,147
Trade names and trademarks	5 years	3,804	(1,395)	2,409	3,804	(824)	2,980
Patents and other	10 years	3,167	(815)	2,352	3,164	(578)	2,586

Total other intangibles		$122,583	$(53,141)	$69,442	$127,199	$(35,486)	$91,713

     Based on the other intangible assets recorded as of September 30, 2010, future amortization is expected to be as follows (in thousands):

2010	$7,135
2011	20,411
2012	17,323
2013	12,293
2014	7,728
Thereafter	4,552

Total	$69,442

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Supplemental Information (in thousands):
Amortization expense	$6,605	$8,201	$20,225	$24,468
     We evaluate all of our patent renewals on a case by case basis, based on renewal costs and related expected benefits.
     See Note 4 for a description of our analysis of the recoverability of our other intangible assets with definite useful lives.

7. Other Liabilities
Accounts payable and other current liabilities
     Accounts payable and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Accounts payable	$409,065	$377,890
Accrued interest	111,299	28,670
Salaries and benefits	50,417	44,326
Business and income taxes payable	36,068	25,924
Other	53,470	50,557

Total	$660,319	$527,367

Other long-term liabilities
     Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Deferred rents	$211,317	$82,650
Other	202,488	148,324

Total	$413,805	$230,974

8. Income Taxes
     Clearwire Corporation, which we refer to as Clearwire or the Company, holds no significant assets other than its equity interests in Clearwire Communications LLC, which we refer to as Clearwire Communications. Clearwire Communications is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax. As a result, any current and deferred tax consequences arise at the partner level, including Clearwire. Other than the balances associated with the non-U.S. operations, the only temporary difference for Clearwire is the basis difference associated with our investment in the partnership. We have recognized a deferred tax liability for this basis difference. Our deferred tax assets primarily represent net operating loss carryforwards associated with Clearwire’s operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company on November 28, 2008. A portion of our deferred tax assets will be realized through schedulable reversing deferred tax liabilities. As it relates to the U.S. tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against the substantial portion of our deferred tax assets as they are not deemed realizable.
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
     During 2010, we have entered into a vendor financing and capital lease facilities allowing us to obtain up to $259.0 million of financing. Notes may be entered into under a $160.0 million vendor financing facility, which we refer to as Vendor Financing Notes, until January 31, 2011. The Vendor Financing Notes have a coupon rate based on the 3-month LIBOR plus a spread of 5.50% which are due quarterly and mature in January of 2014. Capital leases with 4 year lease terms may be entered into under a $99.0 million capital lease facility until August 16, 2011. In addition to the above facilities, we also lease certain network construction and equipment under capital leases with 12 year lease terms. As of September 30, 2010, about $91.0 million of our outstanding debt, comprised of vendor financing and capital lease obligations, is secured by an equivalent amount of Network and base station equipment.
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Senior Secured Notes and Rollover Notes, due in 2015, interest due bi-annually	$2,772,494	$2,772,494
Discount on Senior Secured Notes and Rollover Notes	(53,302)	(57,763)
Vendor Financing Notes, due in 2014, interest due quarterly	45,391	—
Discount on Vendor Financing Notes	(206)	—
Capital lease obligations	45,798	—

Total long-term debt including current portion, net	2,810,175	2,714,731
Less: Current portion of Vendor Financing Notes and capital lease obligations(1)	(9,005)	—

Total long-term debt, net	$2,801,170	$2,714,731

(1)	Included in Accounts payable and other current liabilities on the condensed consolidated balance sheet.
     The weighted average effective interest rate of the Senior Secured Notes and Rollover Notes was 13.04% at September 30, 2010 and 13.02% at December 31, 2009. The weighted average effective interest rate of the Vendor Financing Notes was 6.23% at September 30, 2010.
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
     Interest Expense, Net — Interest expense included in our condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest coupon on long-term debt	$85,258	$33,220	$252,113	$96,495
Accretion of debt discount	2,698	15,867	9,072	53,128
Capitalized interest	(61,393)	(37,416)	(176,316)	(93,388)

Interest expense	$26,563	$11,671	$84,869	$56,235

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
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at September 30, 2010 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$78,243	$—	$—	$78,243
Short-term investments	$1,302,837	$—	$—	$1,302,837
Long-term investments	$—	$—	$13,051	$13,051
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,698,017	$—	$—	$1,698,017
Short-term investments	$2,106,661	$—	$—	$2,106,661
Long-term investments	$74,516	$—	$13,171	$87,687

     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Level 3	Level 3
Three Months Ended September 30, 2010 and 2009:	Financial Assets	Financial Liabilities

Balance at July 1, 2010	$16,022	$—
Total losses included in:
Other comprehensive loss	(2,971)	—

Balance at September 30, 2010	$13,051	$—

Balance at July 1, 2009	$10,305	$17,138
Total losses included in:
Net loss(1)	(1,346)	(890)

Balance at September 30, 2009	$8,959	$16,248

Net unrealized losses included in net loss for the three months ended September 30, 2010 relating to financial assets held at September 30, 2010	$—	$—

	Level 3	Level 3
Nine Months Ended September 30, 2010 and 2009:	Financial Assets	Financial Liabilities

Balance at January 1, 2010	$13,171	$—
Total losses included in:
Other comprehensive loss	(120)	—

Balance at September 30, 2010	$13,051	$—

Balance at January 1, 2009	$18,974	$21,591
Total losses included in:
Net loss(1)	(10,015)	(5,343)

Balance at September 30, 2009	$8,959	$16,248

Net unrealized losses included in net loss for the nine months ended September 30, 2010 relating to financial assets held at September 30, 2010	$—	$—

(1)	Included in Other income (expense), net in the consolidated statements of operations.
     The following table summarizes our assets measured at fair value on a nonrecurring basis at September 30, 2010 (in thousands):

		Quoted	Significant
	Nine Months	Prices in	Other	Significant
	Ended	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs	Total
	2010	(Level 1)	(Level 2)	(Level 3)	Losses

Long-lived assets held and used	$2,643	$—	$—	$2,643	$(8,160)
Spectrum assets	—	—	—	—	(2,630)

Total	$2,643	$—	$—	$2,643	$(10,790)

     Due to our continued losses and significant uncertainties surrounding our ability to obtain required liquidity as outlined in Note 1, certain long-lived assets, including PP&E and definite-lived spectrum licenses in Poland with a carrying amount of $9.2 million were written down to their implied fair value of $2.6 million, resulting in an impairment charge of $6.6 million which was included in earnings for the period. In addition, we recorded impairment charges of $2.6 million and $1.6 million related to our indefinite-lived spectrum assets and definite-lived intangible assets, respectively, in Ireland in conjunction with our sale of those operations.
     A market approach, using significant unobservable inputs, was used to calculate the fair value of the spectrum and other long-lived assets. Inputs included the use of spectrum auction data from secondary market sales in various European markets of comparable spectrum and estimates of net realizable value. Unobservable inputs were used to adjust the auction data using management’s own assumptions about the assumptions that market participants would use in pricing the spectrum and taking into account regulatory restrictions existing in certain countries.

     The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
     Debt Instruments
     Senior Secured Notes and Rollover Notes with a carrying value of $2.72 billion and an approximate fair value of $2.99 billion were outstanding at September 30, 2010. Senior Secured Notes and Rollover Notes with a carrying value of $2.71 billion and an approximate fair value of $2.81 billion were outstanding at December 31, 2009. To estimate the fair value of these notes we used the average indicative price from several market makers.
     Vendor Financing Notes with a carrying value of $45.2 million and an approximate fair value of $44.0 million were outstanding at September 30, 2010. To estimate fair value of the vendor financing notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity and judgment was used to estimate an appropriate discount rate to calculate the present value of the estimated cashflows.
11. Commitments and Contingencies
     Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of September 30, 2010 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2010	2011	2012	2013	2014	Renewal Periods

Long-term debt obligations	$2,805,456	$—	$8,241	$10,987	$11,097	$2,637	$2,772,494
Interest payments	1,833,998	166,852	334,526	333,919	333,264	332,738	332,699
Operating lease obligations (1)	12,329,913	63,414	381,807	396,210	402,998	408,229	10,677,255
Spectrum lease obligations	5,873,410	35,420	153,105	160,577	159,532	167,986	5,196,790
Spectrum service credits	95,012	174	1,098	1,098	1,098	1,098	90,446
Capital lease obligations (2)	86,587	1,670	6,785	7,008	7,239	8,149	55,736
Signed spectrum agreements	11,623	2,906	8,717	—	—	—	—
Network equipment purchase obligations	163,386	163,386	—	—	—	—	—
Other purchase obligations	195,936	20,401	57,778	48,859	29,042	10,953	28,903

Total	$23,395,321	$454,223	$952,057	$958,658	$944,270	$931,790	$19,154,323

(1)	Includes executory costs of $36.4 million.

(2)	Payments include $40.8 million representing interest.
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
     Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Spectrum lease expense	$57,227	$50,078	$163,960	$149,368
Amortization of prepaid spectrum licenses	15,534	14,348	43,644	43,767

Total spectrum lease expense	$72,761	$64,426	$207,604	$193,135

Operating lease expense	$138,592	$63,852	$348,738	$165,702

     Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and nine months ended September 30, 2010 we satisfied $561,000 and $925,000, respectively, related to these commitments. During the three and nine months ended September 30, 2009 we satisfied $452,000 and $654,000, respectively, related to these commitments. The maximum remaining commitment at September 30, 2010 is $95.0 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     As of September 30, 2010, we have signed agreements to acquire approximately $11.6 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
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
     The initial term of the Amdocs Agreement is seven years. Under the terms of the Amdocs Agreement, we are required to pay Amdocs licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the Amdocs Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties. We capitalized $13.8 million and $61.5 million in costs incurred during the application development stage associated with the Platform for the three and nine months ended September 30, 2010, respectively.
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
     On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. Plaintiffs filed their opening brief to the Ninth Circuit Court of Appeals on June 16, 2010. We filed an answering brief on July 30, 2010. Plaintiffs filed a reply brief on August 27, 2010. The Ninth Circuit Court of Appeals has set oral argument for November 3, 2010. This case is in the early stages of litigation, and its outcome is unknown.
     On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On May 5, 2010, Clearwire filed an Answer to the Third Amended Complaint. We are currently engaged in discovery. The Court has scheduled class certification briefing for fourth quarter 2010. This case is in the early stages of litigation, and its outcome is unknown.
     We have been engaged in ongoing negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage under our commercial agreements with Sprint. On October 29, 2010, we received a notice from Sprint initiating an arbitration process to resolve these issues. The process is in the early stages, and its outcome is unknown.
     In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.
     Indemnification agreements - We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable or estimable.
12. Share-Based Payments
     At September 30, 2010, there were 55,379,287 shares available for grant under the legacy Clearwire Corporation, which we refer to as Old Clearwire, 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.
Stock Options
     We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model.
     A summary of option activity is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Options outstanding — January 1, 2010	21,537,731	$11.09
Granted	996,648	7.37
Forfeited	(2,175,919)	13.23
Exercised	(2,964,868)	4.49

Options outstanding — September 30, 2010	17,393,592	$11.73

Vested and expected to vest — September 30, 2010	16,499,395	$11.99

Exercisable outstanding — September 30, 2010	11,135,622	$14.04

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Expected volatility	60.92%	58.80% - 62.22%
Expected dividend yield	—	—
Expected life (in years)	6.25	6.25
Risk-free interest rate	2.00%	2.00% - 3.15%
Weighted average fair value per option at grant date	$3.84	$4.27
     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2010 was $7.9 million and is expected to be recognized over a weighted average period of approximately two years.
     We used an expected forfeiture rate of 10.09% in determining the calculation of share-based compensation expense for stock options.
     Restricted Stock Units
     We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.
     A summary of the RSU activity is presented below:

		Weighted-
	Number Of	Average
	RSU’s	Grant Price

Restricted stock units outstanding — January 1, 2010	11,853,194	$4.60
Granted	8,308,907	6.87
Forfeited	(1,764,974)	4.98
Released	(3,869,360)	4.18

Restricted stock units outstanding — September 30, 2010	14,527,767	$5.96

     As of September 30, 2010, we have total unrecognized compensation cost of approximately $52.8 million, which is expected to be recognized over a weighted-average period of approximately two years.
     We used an expected forfeiture rate of 7.15% in determining share-based compensation expense for RSUs.
     Sprint Equity Compensation Plans
     In connection with the Old Clearwire and the WiMAX Operations of Sprint, which we refer to as the Sprint WiMAX Business, combination on November 28, 2008, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans. Total unrecognized share-based compensation cost related to unvested stock options and RSUs outstanding as of September 30, 2010 was $20,600 and $74,900, respectively, and is expected to be recognized within six months.
     Share-based compensation expense recognized for all plans is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Options	$2,427	$2,820	$15,658	$8,039
RSUs	7,333	5,267	24,565	15,195
Sprint Equity Compensation Plans	16	(431)	147	974

	$9,776	$7,656	$40,370	$24,208

     During the three and nine months ended September 30, 2010, we recorded $0 and $10.5 million, respectively, of additional compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

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

14. Net Loss Per Share
Basic Net Loss Per Share
     The net loss per share available to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009

Net loss	$(564,605)	$(305,389)
Non-controlling interests in net loss of consolidated subsidiaries	425,185	222,962

Net loss attributable to Class A Common Stockholders	$(139,420)	$(82,427)

Weighted average shares Class A Common Stock outstanding	242,332	195,456
Loss per share	$(0.58)	$(0.42)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Net loss	$(1,551,148)	$(829,925)
Non-controlling interests in net loss of consolidated subsidiaries	1,191,720	603,069

Net loss attributable to Class A Common Stockholders	$(359,428)	$(226,856)

Weighted average shares Class A Common Stock outstanding	215,515	194,145
Loss per share	$(1.67)	$(1.17)
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
     For the nine months ended September 30, 2010, Class B Common Stock was excluded from the computation of diluted loss per share as its inclusion would have been antidilutive. For purposes of calculating diluted loss per share, weighted average shares of Class A Common Stock is computed based on the weighted average number of days outstanding in the period, and Net Loss attributable to Class A Common Stockholders is computed based on ownership interests at the end of a period. Due to the timing of the shares issued from the Rights Offering, inclusion of Class B Common Stock is antidilutive for the nine month period ending September 30, 2010.

     For the three months ended September 30, 2010 and the three and nine months ended September 30, 2009, net loss per share attributable to holders of Class A Common Stock on a diluted basis assumes conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock. Diluted loss per share is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009

Net loss attributable to Class A common stockholders	$(139,420)	$(82,427)
Non-controlling interests in net loss of consolidated subsidiaries	(425,185)	(222,962)
Tax adjustment after dissolution of Clearwire Communications	(7,106)	(6,930)

Net loss available to Class A common stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	$(571,711)	$(312,319)

Weighted average shares Class A Common Stock outstanding (diluted)	985,813	724,280
Loss per share	$(0.58)	$(0.43)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Net loss attributable to Class A common stockholders	$(359,428)	$(226,856)
Non-controlling interests in net loss of consolidated subsidiaries	—	(603,069)
Tax adjustment after dissolution of Clearwire Communications	—	(18,794)

Net loss available to Class A common stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	$(359,428)	$(848,719)

Weighted average shares Class A Common Stock outstanding (diluted)	215,515	718,082
Loss per share	$(1.67)	$(1.18)
     Higher loss per share on a diluted basis for the three months ended September 30, 2010 and the three and nine months ended September 30, 2009 is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock.
     The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009

Stock options	17,703	22,480
Restricted stock units	12,139	10,808
Warrants	17,806	17,806

	47,648	51,094

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Class B Common Stock	741,450	—
Stock options	18,864	5,008
Restricted stock units	11,800	8,674
Warrants	17,806	17,806
Subscription rights	30,293	—
Contingent shares	2,031	4,887

	822,244	36,375

     The subscription rights for the nine months ended September 30, 2010 relate to Class A Common Stock that were granted to each holder of Class A Common Stock as of December 17, 2009. Each subscription right entitled a shareholder to purchase 0.4336 shares of Class A Common Stock at a subscription price of $7.33 per share.
     The contingent shares for the nine months ended September 30, 2010 relate to Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests that were issued to Participating Equityholders upon the Third Investment Closing, as such interests can be exchanged for Class A Common Stock.
     We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

15. Business Segments
     Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, we have identified two reportable segments: the United States and the International businesses.
     We report business segment information as follows (in thousands):

	Three months ended September 30, 2010			Three months ended September 30, 2009
	United States	International	Total	United States	International	Total

Revenues	$142,162	$4,802	$146,964	$61,100	$7,712	$68,812
Cost of goods and services and network costs (exclusive of items shown separately below)	228,001	13,320	241,321	94,050	3,446	97,496
Operating expenses	311,768	9,254	321,022	199,703	10,001	209,704
Depreciation and amortization	121,287	3,061	124,348	48,781	4,157	52,938

Total operating expenses	661,056	25,635	686,691	342,534	17,604	360,138

Operating loss	$(518,894)	$(20,833)	(539,727)	$(281,434)	$(9,892)	(291,326)

Other expense, net			(24,965)			(14,260)
Income tax benefit (provision)			87			197

Net loss			(564,605)			(305,389)
Less: non-controlling interests in net loss of consolidated subsidiaries			425,185			222,962

Net loss attributable to Clearwire Corporation			$(139,420)			$(82,427)

Capital expenditures
United States			$760,106			$409,502
International			3,091			770

			$763,197			$410,272

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	United States	International	Total	United States	International	Total

Revenues	$359,953	$16,204	$376,157	$170,735	$23,808	$194,543
Cost of goods and services and network costs (exclusive of items shown separately below)	627,098	19,392	646,490	241,688	10,660	252,348
Operating expenses	877,517	31,579	909,096	527,149	32,975	560,124
Depreciation and amortization	278,840	9,392	288,232	134,178	13,572	147,750

Total operating expenses	1,783,455	60,363	1,843,818	903,015	57,207	960,222

Operating loss	$(1,423,502)	$(44,159)	(1,467,661)	$(732,280)	$(33,399)	(765,679)

Other expense, net			(82,779)			(64,404)
Income tax benefit (provision)			(708)			158

Net loss			(1,551,148)			(829,925)
Less: non-controlling interests in net loss of consolidated subsidiaries			1,191,720			603,069

Net loss attributable to Clearwire Corporation			$(359,428)			$(226,856)

Capital expenditures
United States			$2,065,762			$770,453
International			9,096			2,216

			$2,074,858			$772,669

	September 30,	December 31,
	2010	2009

Total assets
United States	$10,382,297	$11,115,815
International	135,044	152,038

	$10,517,341	$11,267,853

16. Related Party Transactions
     We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships are with Sprint, Intel, Comcast, Time Warner Cable, Bright House Networks, Eagle River, Motorola, Inc., Bell Canada and Google Inc., which we refer to as Google, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user customers. We sell these services at our retail prices less agreed upon discounts.
     The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	September 30,	December 31,
	2010	2009

Accounts Receivable	$16,387	$3,221
Accounts payable and accrued expenses	$15,232	$22,521

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$16,559	$312	$24,454	$312
Cost of goods and services and network costs (inclusive of capitalized costs)	$25,523	$17,800	$67,447	$58,130
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

     Relationships among Certain Stockholders, Directors, and Officers of Clearwire - As of September 30, 2010, Sprint, through Sprint HoldCo LLC, a wholly-owned subsidiary, owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 53.9% and Intel, Google, Comcast, Time Warner Cable, Bright House Networks and Eagle River collectively owned a 31.7% interest in Clearwire.
     Intel Market Development Agreement — We have entered into a market development agreement with Intel, as amended, which we refer to as the Intel Market Development Agreement, pursuant to which we committed to deploy mobile WiMax on our network and to promote the use of certain notebook computers and mobile Internet devices on our network, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on our network. The Intel Market Development Agreement will last for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one year terms up to a maximum of 13 additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum 20-year term, the agreement will thereafter automatically renew for successive one year renewal periods until either party terminates the agreement. The agreement may be terminated by either party with 30 days written notice of termination. Under certain circumstances, Clearwire Communications will pay to Intel a portion of the revenues received from certain retail customers using certain Intel-based notebook computers, or other mutually agreed on devices on its network, for a certain period of time. Through 2010, Clearwire Communications also will provide a minimum level of incentives directly to various device distribution channels. Subsequent to 2010 and subject to certain qualifications, Clearwire Communications will pay to Intel activation fees for each qualifying Intel-based device activated on its network during the initial term.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the section entitled “Risk Factors.”
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
   Recent Developments and Overview
     As of September 30, 2010, our networks in launched markets cover an estimated 70.5 million people. We had approximately 1.0 million retail and 1.8 million wholesale subscribers as of September 30, 2010. Approximately 45% of our wholesale subscribers consist of subscribers on multi-mode 3G/4G devices that reside outside of our currently launched markets, but for whom we receive nominal monthly recurring revenue. We are the first mobile broadband service provider to launch a 4G mobile broadband network in the United States based on the 802.16e standard, which we refer to as mobile Worldwide Interoperability for Microwave Access, which we refer to as WiMAX. The mobile WiMAX standard facilitates fourth generation wireless services, which are commonly referred to in the wireless industry as 4G mobile broadband services. As of September 30, 2010, our domestic 4G mobile broadband network in launched markets covers an estimated population of 65.5 million people, including customers in the following markets, among others: Atlanta, Baltimore, Boston, Charlotte, Chicago, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Philadelphia, Pittsburg, Portland, Orlando, Salt Lake City, San Antonio, Seattle, St. Louis and Washington D.C.
     As of September 30, 2010, our legacy network technology in the United States covers an estimated population of 2.2 million people. Our legacy network technology is based on a proprietary set of technical standards offered by a subsidiary of Motorola. This pre-4G technology offers higher broadband speeds than traditional wireless carriers, but lacks the mobile functionality of our current 4G technology. Internationally, as of September 30, 2010, our networks covered an estimated 2.8 million people. We offer 4G mobile broadband services in Seville and Malaga, Spain. In July 2010, we disposed of our holdings in Ireland.
     Our primary focus is continuing to expand the geographic coverage of our 4G mobile broadband networks in the United States, taking advantage of our more than 46 billion MHz-POPs of spectrum in the 2.5 GHz band. We are currently engaged in the development and deployment of markets throughout the United States. For the remainder of 2010, we have plans to develop and launch 4G mobile broadband networks in several large metropolitan areas in the United States, including Los Angeles, New York and San Francisco. We currently expect that the combination of our existing 4G markets, our new market deployments and existing market conversions will allow us to cover as many as 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in our launched markets.
     As of September 30, 2010, we had available cash and short-term investments of approximately $1.38 billion. Based on our current projections, we do not expect our available cash and short-term investments as of September 30, 2010 to be sufficient to cover our estimated liquidity needs for the next twelve months. We also do not expect our operations to generate positive cash flows during the next twelve months. Thus, we will be required to raise additional capital during the next twelve months in order to continue operations. Further, we also need to raise substantial additional capital over the long-term to fully implement our business plans.
     As further discussed in “Liquidity and Capital Resource Requirements,” we are actively pursuing various initiatives aimed at resolving our need for additional capital. We are in discussions with a number of our major shareholders and other third parties about a number of options, including potential strategic transactions, additional debt or equity financings and/or asset sales. A special committee of our Board of Directors has been formed to explore strategic alternatives, including transactions that may involve a sale or other realignment of the ownership and governance of our company. Additionally, at the same time, we are holding discussions with various parties with respect to securing additional financing. Any financing transaction would likely include selling additional equity or debt securities issued by us or our domestic or international subsidiaries. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. Our ability to raise sufficient additional capital in the near and long-term on acceptable terms, or at all, remains uncertain. Lastly, we believe that the fair market value of our spectrum portfolio exceeds our outstanding liabilities and that a portion of our spectrum is not essential to our business. Thus, we have initiated a process whereby we are seeking bids to potentially sell the excess spectrum assets to raise additional funds to continue to operate. However, the process is at an early stage, and there can be no assurance that we will be able to sell a sufficient amount of spectrum on terms acceptable to us.
     During November 2009, we entered into agreements to raise a total of $4.33 billion, which included a $1.56 billion equity investment, which we refer to as the Private Placement, from Sprint Nextel Corporation, which we refer to as Sprint, Intel Corporation, which we refer to as Intel, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Eagle River Holdings, LLC, which we refer to as Eagle River, and Bright House Networks, LLC, which we refer to as Bright House Networks, and who we collectively refer to as the Participating Equityholders, and gross proceeds of $2.77 billion from a debt issuance, which we refer to as the Senior Secured Notes. The debt issuance allowed us to retire our existing indebtedness under the senior term loan facility that we assumed from the legacy Clearwire Corporation, which we refer to as the Senior Term Loan Facility, and extend the maturity of our outstanding debt to 2015. The net proceeds of this new financing will be used to continue the expansion of our 4G mobile broadband networks.
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
     There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2010 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
Results of Operations
The following table sets forth operating data for the three and nine months ended September 30, 2010 and 2009:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$146,964	$68,812	$376,157	$194,543
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	241,321	97,496	646,490	252,348
Selling, general and administrative expense	248,261	145,278	701,492	366,989
Depreciation and amortization	124,348	52,938	288,232	147,750
Spectrum lease expense	72,761	64,426	207,604	193,135

Total operating expenses	686,691	360,138	1,843,818	960,222

Operating loss	(539,727)	(291,326)	(1,467,661)	(765,679)
Other income (expense):
Interest income	1,325	2,051	4,085	8,292
Interest expense	(26,563)	(11,671)	(84,869)	(56,235)
Other income (expense), net	273	(4,640)	(1,995)	(16,461)

Total other income (expense), net	(24,965)	(14,260)	(82,779)	(64,404)

Loss before income taxes	(564,692)	(305,586)	(1,550,440)	(830,083)
Income tax benefit (provision)	87	197	(708)	158

Net loss	(564,605)	(305,389)	(1,551,148)	(829,925)
Less: non-controlling interests in net loss of consolidated subsidiaries	425,185	222,962	1,191,720	603,069

Net loss attributable to Clearwire Corporation	$(139,420)	$(82,427)	$(359,428)	$(226,856)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.58)	$(0.42)	$(1.67)	$(1.17)

Diluted	$(0.58)	$(0.43)	$(1.67)	$(1.18)

Weighted average Class A common shares outstanding:
Basic	242,332	195,456	215,515	194,145

Diluted	985,813	724,280	215,515	718,082

     Revenues
     Retail revenues are primarily generated from subscription and modem lease fees for our 4G and pre-4G services, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services. Wholesale revenues are primarily generated from monthly service fees for our 4G services.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Retail revenue	$129,711	$67,743	91.5%	$348,667	$192,500	81.1%
Wholesale revenue	16,525	312	N/M	24,370	312	N/M
Other revenue	728	757	(3.8)%	3,120	1,731	80.2%

Total Revenues	$146,964	$68,812	113.6%	$376,157	$194,543	93.4%

     The increase in revenues for the three and nine months ended September 30, 2010 compared to the same period in 2009 is due primarily to the continued expansion of our retail and wholesale subscriber base as we expanded our network into new markets. We had approximately 1.0 million retail and 1.8 million wholesale subscribers as of September 30, 2010, compared to approximately 555,000 retail subscribers as of September 30, 2009. Wholesale subscribers as of September 30, 2009 were de minimis. As of September 30, 2010, approximately 45% of our wholesale subscribers consisted of subscribers on multi-mode 3G/4G devices that resided outside of our launched 4G markets, but for whom we receive nominal monthly recurring revenue. Wholesale revenue in the third quarter is based upon minimal wholesale rate and usage assumptions due to unresolved issues around wholesale pricing. The issues relate to the application of existing wholesale pricing provisions to Sprint 4G smartphone usage. If these issues are resolved favorably to us, additional wholesale revenue would be recognized upon such determination.
     We expect revenues to continue to increase in future periods due to the roll out of new 4G markets.
     Cost of Goods and Services and Network Costs
     Cost of goods and services includes costs associated with tower rents, direct Internet access and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence. Cost of goods and services also includes certain network equipment, site costs, facilities costs, software licensing and certain office equipment. Network costs primarily consist of network maintenance costs and internal payroll incurred in connection with the design, development and construction of the network. The network maintenance costs include consulting fees, contractor fees and project-based fees that are not capitalizable.

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Cost of goods and services and network costs	$241,321	$97,496	147.5%	$646,490	$252,348	156.2%
     Cost of goods and services and network costs increased $143.8 million and $394.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, primarily due to an increase in tower lease and backhaul expenses resulting from the current and expected launches of new 4G markets and an increase in write-offs and obsolescence and shrinkage allowances described below. During the three months ended September 30, 2010, we incurred approximately $10.8 million related to an increase in our obsolescence and shrinkage allowance, $10.8 million related primarily to impairment charges on international assets and $9.4 million related to cost abandonments associated with market redesigns.
     During the nine months ended September 30, 2010, we incurred approximately $49.2 million related to an increase in our obsolescence and shrinkage allowance, $10.8 million related primarily to impairment charges on international assets, $12.3 million related to cost abandonments associated with market redesigns, $39.0 million related to write-offs of network base station equipment for which the underlying technology is no longer deemed cost-beneficial to incorporate in the network build and approximately $6.0 million related to write-offs of first generation WiMAX Customer Premise Equipment that we no longer plan to sell as we transition to newer generation devices.
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

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Selling, general and administrative expense	$248,261	$145,278	70.9%	$701,492	$366,989	91.1%
     The increase of selling, general and administrative expenses for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 is primarily due to the higher sales and marketing and customer care expenses in support of the launch of new markets. The increase in selling, general and administrative expenses is also consistent with the additional resources, headcount and shared services that we have utilized as we continue to build and launch our 4G mobile broadband services in additional markets.

     We expect selling, general and administrative expense to continue to increase through the remainder of 2010 as we launch 4G mobile broadband networks in large metropolitan areas in the United States, including Los Angeles, New York and San Francisco.
     Depreciation and Amortization

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Depreciation and amortization	$124,348	$52,938	134.9%	$288,232	$147,750	95.1%
     Depreciation and amortization expense primarily represents the depreciation recorded on property, plant and equipment, which we refer to as PP&E, and amortization of definite-lived intangible assets and definite-lived spectrum. The increase during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 is primarily a result of new network assets placed into service to support our launched markets.
     We expect depreciation and amortization will continue to increase as additional 4G markets are launched and placed into service during 2010.
     Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Interest expense	$(26,563)	$(11,671)	(127.6)%	$(84,869)	$(56,235)	(50.9)%
     We incurred $88.0 million and $49.1 million in gross interest costs during the three months ended September 30, 2010 and 2009, respectively. Interest costs were partially offset by capitalized interest of $61.4 million and $37.4 million for the three months ended September 30, 2010 and 2009, respectively. The increase in interest expense for the three months ended September 30, 2010 as compared to the same period in 2009 is due primarily to the issuance of the Senior Secured Notes in November 2009.
     We incurred $261.2 million and $149.6 million in gross interest costs during the nine months ended September 30, 2010 and 2009, respectively. Interest costs were partially offset by capitalized interest of $176.3 million and $93.4 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in interest expense for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to the increase of our long-term debt.
     Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(In thousands, except percentages)	2010	2009	Change	2010	2009	Change

Non-controlling interests in net loss of consolidated subsidiaries	$425,185	$222,962	90.7%	$1,191,720	$603,069	97.6%
     The non-controlling interests in net loss of consolidated subsidiaries represents the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries attributable to the ownership by Sprint, Comcast, Time Warner Cable, Intel, Bright House and Eagle River of Clearwire Communications Class B common interests. As of September 30, 2010, the non-controlling interests share in net loss was 75%.
   Liquidity and Capital Resource Requirements
     We are currently engaged in the development and deployment of 4G mobile broadband networks throughout the United States. During the first three quarters of 2010, we continued to develop and launch 4G mobile broadband networks in large metropolitan areas in the United States, including Boston and New York, which we launched on November 1, 2010, and we plan to launch in additional markets during the fourth quarter, such as San Francisco and Los Angeles. We expect that the combination of our existing 4G markets, new market deployment and existing market conversions will allow us to cover up to approximately 120 million people with our 4G mobile broadband networks by the end of 2010. However, our actual network coverage by the end of 2010 will largely be determined by our ability to successfully manage ongoing development activities and our performance in launched markets. We currently expect a full-year 2010 net cash spend of $3.2 billion to $3.4 billion.
     In the fourth quarter of 2009, we secured financing of $4.34 billion as the result of the Private Placement and the issuance of the Senior Secured Notes. The debt issuance allowed us to retire our existing Senior Term Loan Facility and to extend the maturity of our debt until 2015. We received aggregate proceeds of approximately $290.3 million from a rights offering that expired in June 2010. During 2010, we have entered into a vendor financing and capital lease facilities allowing us to obtain up to $259.0 million of financing. Notes may be entered into under a $160.0 million vendor financing facility until January 31, 2011. We plan to utilize a portion of this vendor financing facility in 2010. The proceeds will be used to acquire equipment for the deployment of our 4G mobile WiMAX network. Capital leases with 4 year lease terms may be entered into under a $99.0 million capital lease facility until August 16, 2011. As of September 30, 2010, about $91.0 million of our outstanding debt, comprised of vendor financing and capital lease obligations, is secured by an equivalent amount of Network and base station equipment.
     During the first nine months of fiscal 2010, we incurred $1.55 billion of net losses. We utilized $840.8 million of cash in operating activities and spent $1.96 billion on capital expenditures in the development of our network. We do not expect our operations to generate positive cash flows during the next twelve months. As of September 30, 2010, we had available cash and short-term investments of approximately $1.38 billion. Based on our current projections, we do not expect our cash and short-term investments as of September 30, 2010 to be sufficient to cover our estimated liquidity needs for the next twelve months. Without additional financing sources, we forecast that our cash and short-term investments would be depleted as early as the middle of 2011. Thus, we will be required to raise additional capital in the near-term in order to continue operations. Further, we also need to raise substantial additional capital over the long-term to fully implement our business plans. The amount of additional capital that we will require depends on a number of factors, many of which are difficult to predict and outside of our control, and may change if our current projections prove to be incorrect.
     We are actively pursuing various initiatives aimed at resolving our need for additional capital. We are in discussions with a number of our major shareholders and other third parties about a number of options, including potential strategic transactions, additional debt or equity financings and/or asset sales. A special committee of our Board of Directors has been formed to explore strategic alternatives, including transactions that may involve a sale or other realignment of the ownership and governance of our company. Additionally, at the same time, we are holding discussions with various parties with respect to securing additional financing. Any financing transaction would likely include selling additional equity or debt securities issued by us or our domestic or international subsidiaries. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. Our ability to raise sufficient additional capital in the near and long-term on acceptable terms, or at all, remains uncertain. Lastly, we believe that the fair market value of our spectrum portfolio exceeds our outstanding liabilities and that a portion of our spectrum is not essential to our business. Thus, we have initiated a process whereby we are seeking bids to potentially sell the excess spectrum assets to raise additional funds to continue to operate. However, the process is at an early stage, and there can be no assurance that we will be able to sell a sufficient amount of spectrum on terms acceptable to us.
     We are also actively pursuing a number of initiatives intended to reduce costs and conserve cash, including: suspending development activities for sites not required for our current build plan; delaying the launch of new end user devices such as Clear branded smartphones; substantially reducing sales and marketing spending; making reductions to discretionary capital projects; substantially reducing the number of contingent workers and reducing our employee numbers by approximately 15%. We currently have thousands of sites in various stages of planning and construction beyond our current build plan, and we intend to suspend zoning and planning in a portion of those sites. These contemplated initiatives are intended to result in potential cost savings of between $100 million to $200 million in 2010 and again in the first half of 2011. However, we may not realize the full amount of savings we expect as a result of these initiatives. Even if these initiatives do result in the anticipated cost savings, we will still be required to obtain sufficient additional capital.
     Our ability to continue to operate our business is substantially dependent on our ability to raise additional capital in the near term. We are actively pursuing a number of possible funding options, but there can be no assurance that these efforts will be successful. Our expected continued losses from operations and the uncertainty about our ability to obtain sufficient additional capital raise substantial doubt about our ability to continue as a going concern.
     In addition to needing additional capital in the short term, we will need to raise additional capital over the long-term in order to implement our business plans beyond the next twelve months. Elements of our business plans that would require us to obtain additional capital over the long-term may include, among other things, expanding the markets in which we deploy our 4G mobile broadband networks, augmenting our network coverage in markets we launch by, among other things, increasing site density and/or our coverage area, modifying our sales and marketing strategy and/or acquiring additional spectrum. If we were to obtain the necessary capital, we also may elect to deploy alternative technologies to mobile WiMAX, when they become available, either in place of, or together with, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services.
     Lastly, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the first nine months of 2010. If the national or global economy or credit market conditions in general were to deteriorate in the future, it is possible that such changes could adversely affect our ability to obtain additional external financing.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Cash used in operating activities	$(840,841)	$(405,702)
Cash used in investing activities	(1,114,482)	(321,784)
Cash provided by financing activities	336,429	2,134
Effect of foreign currency exchange rates on cash and cash equivalents	(880)	626

Total cash flows	(1,619,774)	(724,726)
Cash and cash equivalents at beginning of period	1,698,017	1,206,143

Cash and cash equivalents at end of period	$78,243	$481,417

     Operating Activities
     Net cash used in operating activities increased $435.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due primarily to payments for operating expenses, as we continue to expand and operate our business. The increased operating expense payments were partially offset by an increase in cash collections from subscribers of approximately 86.8% year over year.
     Investing Activities
     During the nine months ended September 30, 2010, net cash used in investing activities increased $792.7 million as compared to the same period in 2009. This change was due primarily to an increase in capital expenditures related to the continued expansion of our network, partially offset by net disposition of available-for-sale investments.
     Financing Activities
     Net cash provided by financing activities increased $334.3 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due primarily to proceeds from the Rights Offering of $290.3 million and cash contributions of $66.5 million, net of $11.7 million of transactions costs, from our Participating Equityholders, which was partially offset by the payment of debt financing fees related to our Senior Secured Notes which funded during the fourth quarter of 2009.

     Contractual Obligations
     The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of September 30, 2010. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of September 30, 2010 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$2,805,456	$—	$19,228	$13,734	$2,772,494
Interest payments	1,833,998	166,852	668,445	666,002	332,699
Operating lease obligations (1)	12,329,913	63,414	778,017	811,227	10,677,255
Spectrum lease obligations	5,873,410	35,420	313,682	327,518	5,196,790
Spectrum service credits	95,012	174	2,196	2,196	90,446
Capital lease obligations (2)	86,587	1,670	13,793	15,388	55,736
Signed spectrum agreements	11,623	2,906	8,717	—	—
Network equipment purchase obligations	163,386	163,386	—	—	—
Other purchase obligations	195,936	20,401	106,637	39,995	28,903

Total	$23,395,321	$454,223	$1,910,715	$1,876,060	$19,154,323

(1)	Includes executory costs of $36.4 million.

(2)	Payments include $40.8 million representing interest.
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
     Interest Rate Risk
     Our primary interest rate risk is associated with our cash equivalents and investment portfolio. We presently invest primarily in money market mutual funds and United States government and agency issues maturing approximately thirteen months or less from the date of purchase.
     Our cash equivalent and investment portfolio has a weighted average maturity of three months and a market yield of 0.18% as of September 30, 2010. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.
     We have $2.72 billion of long-term fixed-rate debt and $45.8 million of long-term fixed-rate capital lease obligations outstanding at September 30, 2010. The fair value of the debt fluctuates as interest rates change, however, there is no impact to earnings and cash flows as we expect to hold the debt to maturity unless market and other factors are favorable.
     We also have variable rate promissory notes which expose us to fluctuations in interest expense and payments caused by changes in interest rates. At September 30, 2010, we had $45.4 million aggregate principal outstanding of variable rate promissory notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense by approximately $500,000 for the next twelve months.
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
     Credit Risk
     At September 30, 2010, we held available-for-sale short-term and long-term investments with a fair value and a carrying value of $1.32 billion and a cost of $1.31 billion, comprised of United States government and agency issues and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting cost basis are other-than-temporary. Approximately 47% of our investments at September 30, 2010 were concentrated in United States Treasury Bills that are considered the least risky investment available to United States investors. The remainder of our portfolio is primarily comprised of Unites States agency and other debentures. The estimated fair values of these investments are subject to fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of September 30, 2010 the total fair value and carrying value of our security interests in CDOs was $13.1 million and our cost was $9.0 million. We also own other debt securities, with a carrying value and cost of $0 at September 30, 2010, that are Auction Rate Market Preferred securities issued by a monoline insurance company. These securities are perpetual and do not have final stated maturity.
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
     Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective, due to the material weakness in our internal controls over financial reporting as described below.
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
     There were no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CLEARWIRE CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in legal proceedings that are described in Note 11, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements included in this report which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, (ii) the risk factors set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and (iii) the risk factors set forth below, which supplement and modify the risk factors set forth in our 10-K and previous 10-Q.
We believe we will require additional capital in the near term to meet our liquidity needs for the next twelve months and will also need additional capital in the long term to maintain our current business plans or to pursue alternative plans and strategies; such additional capital may not be available on acceptable terms or at all.
     Based on our current projections, we do not expect our available cash and short-term investments as of September 30, 2010 to be sufficient to cover our estimated liquidity needs for the next 12 months. We also do not expect our operations to generate positive cash flows during the next 12 months. Without additional financing sources, we forecast that our cash and short-term investments would be depleted as early as the middle of 2011. Thus, we will be required to raise additional capital in the near term in order to continue operations. Further, we also need to raise substantial additional capital over the long-term to fully implement our business plans. The amount of additional capital that we will require depends on a number of factors, many of which are difficult to predict and outside of our control and may change if our current projections and assumptions prove to be incorrect.
     The amount and timing of obtaining needed additional capital is difficult to estimate at this time. A special committee of our Board of Directors has been formed to explore available sources of additional capital and to pursue other strategic alternatives for our business. Sources of additional capital could include issuing additional equity securities in public or private offerings or seeking significant additional debt financing. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders. We may also decide to sell additional equity or debt securities issued by us or our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities. We may also elect to sell certain assets, including excess spectrum, which we believe are not essential to our business, to raise additional capital. We have initiated a process to seek bids for the potential sale of certain excess spectrum; however, this process is in the early stages and there can be no assurances that such a sale will occur. Given the current status of our capital raising efforts, our ability to raise sufficient additional capital in the near and long-term on acceptable terms or at all remains uncertain. We are also actively pursuing initiatives to reduce costs and restructure our business to conserve cash. However, the full effect of these initiatives will not be realized until 2011, if at all. Even if the these initiatives result in the anticipated cost savings, we will still be required to obtain sufficient additional capital in the near term in order to continue operations.
     Our ability to continue to operate our business is substantially dependent on our ability to raise additional capital in the near term. We are actively pursuing a number of possible funding options, but there can be no assurance that these efforts will be successful. Our expected continued losses from operations and the uncertainty about our ability to obtain sufficient additional capital raise substantial doubt about our ability to continue as a going concern. For additional information on our liquidity issues, see “Liquidity and Capital Resource Requirements” on page 31.
As a part of our cost savings initiatives we have suspended the implementation of our new retail customer care and billing system. Failure to operate, develop and implement a customer care and billing system that meets our requirements in a timely manner could cause our business to be materially and adversely affected.
     For the greater part of 2010, we have been in the process of upgrading our retail and wholesale customer care and billing systems. We have a Customer Care and Billing Services Agreement, which we refer to as the Amdocs Agreement, with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs agreed to provide a customized customer care and billing platform that would meet our future business needs and replaces our existing retail and wholesale billing systems. As part of a company-wide cost savings initiative we have suspended implementation of the retail portion of the new system. In the meantime, we are continuing with deployment of the wholesale portion of the new system, and we will rely on our existing retail customer care and billing systems, also provided by Amdocs, and which we have recently scaled to handle the needs of our business for the foreseeable future.
     Failure to operate, develop and/or implement a customer care and billing system that meets our requirements in a timely manner, or at all, may materially affect our ability to timely and accurately bill our subscribers, provide quality customer care and record, process and report information, all of which are important for us to be able to successfully execute our future business plans. As a result, our business, system of internal controls, financial condition or results of operations could be materially and adversely affected.
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
     Upon identifying the problem, we began undertaking various mitigation and remediation steps to improve the controls and update the books of record. As a result of these steps, management believes the control weakness has not resulted in material misstatements of the financial statements in the current or previous reporting periods. However, as of September 30, 2010, our remediation efforts had not resolved the control weakness, so we are continuing those efforts. If our ongoing remediation efforts prove unsuccessful, our future business and operating results and/or our ability to meet our future reporting obligations may be adversely affected.
We will incur significant expense in complying with the terms of our 4G wholesale agreements, and we may not recognize the benefits we expect if Sprint and certain of the other wholesale partners are not successful in reselling our services to their customers or we do not receive the amount of revenues we expect to be generated from these agreements, which would adversely affect our business prospects and results.
     Under our 4G wholesale agreements, which we also refer to 4G MVNO Agreements, Sprint and certain of the other wholesale partners have the right to resell services over our networks to their customers, and for any of their customers that purchase services over our network, Sprint and these wholesale partners are required to pay us certain fees. However, nothing in the 4G MVNO Agreement requires Sprint or any of the other wholesale partners to resell any of these services, and they may elect not to do so or to curtail such sales activities if their efforts prove unsuccessful. In the course of implementing the terms of the 4G MVNO Agreement, we expect to incur significant expense in connection with designing billing, distribution and other systems which are necessary to facilitate such sales, and we may elect to deploy our networks in markets requested by Sprint and the other wholesale partners where we would not otherwise have launched. If Sprint and the other wholesale partners fail to resell services offered over our network in the amount we expect or at all, or we do not receive the amount of revenues we expect to be generated from these agreements, our business prospects and results of operations would be adversely affected. Additionally, we are currently involved in negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage under our commercial agreements with Sprint. On October 29, 2010, we received a notice from Sprint initiating an arbitration process to resolve these issues. If we are unable to reach a satisfactory resolution of these issues, we end up agreeing to an amount less than what we expected, or the arbitration process is not resolved in our favor, we could end up receiving substantially less in future wholesale revenues than we expect or for which we have planned. Such an outcome could require us to revise our current business plans and projections and could also adversely affect our results of operations.

Item 6. Exhibits
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: November 4, 2010	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer