Form 10-K
period 2010-12-31
Clearwire Corp /DE
filed 2011-02-22
CIK 1442505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s Class A common stock on June 30, 2010 as reported on the NASDAQ Global Select Market was $1,274,554,547. As of February 16, 2011, there were 244,037,133 shares of Class A common stock and 743,481,026 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 15, 2011 are incorporated by reference into Part III.

CLEARWIRE CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2010

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

Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

To date, we have invested heavily in building and augmenting our networks. We have a history of operating losses, and we expect to have significant losses in the future. As of December 31, 2010, our accumulated deficit was approximately $900.5 million. In December 2010, we raised approximately $1.40 billion in a debt offering to provide us with necessary additional funding for our business, and, as of the end of the year, the total principal outstanding on our debt was approximately $4.31 billion.

In 2010, we increased the number of people covered by our networks by over 72.4 million. As of December 31, 2010, our networks covered an estimated 117.1 million people in the United States and Europe. In the United States, our networks covered an estimated 114.2 million people in 88 markets, including an estimated 112.0 million people covered by our 4G mobile broadband network in 71 markets. By the end of 2010, our 4G mobile broadband markets included major metropolitan areas such as Atlanta, Baltimore, Boston, Chicago, Cincinnati, Cleveland, Columbus, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Los Angeles, Miami, New York, Philadelphia, Pittsburgh, Orlando, Salt Lake City, San Antonio, San Francisco, Seattle, St. Louis and Washington D.C. As of December 31, 2010, our other 17 markets in the United States continued to operate with a legacy network technology, which we refer to as Pre-4G, that is based on a proprietary set of technical standards offered by a subsidiary of Motorola Solutions, Inc, which we refer to as Motorola. Internationally, as of December 31, 2010, our networks covered an estimated 2.9 million people in 4 markets, including 4G mobile broadband network in Seville and Malaga, Spain and Pre-4G network in Brussels and Ghent, Belgium.

In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, Comcast Corporation, which we refer to as Comcast, and Time Warner Cable Inc., which we refer to as Time Warner Cable, who we collectively refer to as our Initial Wholesale Partners, account for all of our wholesale sales to date. At least one of our Initial Wholesale Partners offers services in each of our 4G markets. Additionally, we added Best Buy and CBeyond as new wholesale partners during the year and expect them to commence sales in early 2011.

Our total subscriber base increased by almost 3.7 million subscribers in 2010, which included the addition of over 3.2 million wholesale subscribers, substantially all of which came from Sprint. We ended the year with approximately 1.1 million retail and 3.3 million wholesale subscribers. Approximately 27% of our wholesale subscribers are users of multi-mode 3G/4G devices residing in areas where we have not yet launched 4G service, but from whom we currently receive nominal revenue.

Our 4G mobile broadband network currently operates based on the 802.16e standard, which we refer to as mobile WiMAX. The mobile WiMAX standard facilitates fourth generation wireless services, which are commonly referred to in the wireless industry as 4G mobile broadband services. We operate our networks over what we believe is the largest spectrum position of any wireless service provider in the United States, with holdings exceeding more than 46 billion MHz-POPs (defined as the product of the number of megahertz associated with a spectrum license multiplied by the estimated population of the license’s service area) of spectrum in the 2.5 GHz (2496-2690 MHz) band in our portfolio, including spectrum we own, lease or have pending agreements to acquire or lease. We hold approximately 140 MHz of spectrum on average across our national spectrum footprint and approximately 160 MHz of spectrum on average in the largest 100 markets in the United States. We believe the combination of our extensive spectrum position and our 4G mobile broadband network technology provides us with a competitive advantage in the delivery of wireless broadband services as we are able to offer our subscribers significantly higher mobile data bandwidth than is currently available from other wireless carriers in the United States.

In 2011, we plan to focus on improving the operating performance of our business, and we do not expect to materially expand the coverage of our 4G mobile broadband network absent additional funding. We currently believe that the actions we are taking will cause our current business to generate positive cash flows over the next few years without the need for additional capital. However, our current plans are based on a number of assumptions about our future performance, which may prove to be inaccurate, such as our ability to substantially expand our wholesale business and implement various cost savings initiatives.

The success of our current plans will depend to a large extent on whether we succeed in growing our wholesale subscriber base and generating the revenue levels we currently expect for that portion of our business. The growth of our wholesale subscriber base and wholesale revenues are subject to a number of uncertainties, which are described in more detail below in “Risk Factors — We are currently involved in pricing disputes with Sprint relating to 4G usage by Sprint under our commercial agreements, and if the disputes are not resolved favorably to us, it could materially and adversely affect our business prospects, results of operations and financial condition, and/or require us to revise our current business plans” and “Risk Factors — We expect the future revenues generated from our wholesale partner agreements to become an increasingly larger percentage of our overall revenues, and if we do not receive the amount of revenues we expect from those agreements it could materially and adversely affect our business prospects, results of operations and financial condition, and/or require us to revise our current business plans.”

The success of our current plans also depends on growing our retail subscriber and revenues this year, while also successfully reducing our expenses by implementing various cost savings initiatives. We expect to achieve cost savings from our retail business by materially decreasing our retail subscriber acquisition costs. We intend to achieve reductions in our retail subscriber acquisition costs by focusing our sales efforts on lower cost channels such as indirect dealers and online sales, reducing the amount we spend on marketing our retail services, delaying the launch of new devices, including smartphones, and outsourcing our customer care operations. We believe these initiatives will likely result in slower growth in our retail subscriber base in 2011. Additionally, we continue to pursue cost savings initiatives in other areas of our business, such as network operations and general and administrative costs.

We are actively pursuing a number of alternatives for raising additional capital. If our efforts prove successful, we expect to use the additional capital raised to cover any cash needs that may arise if the assumptions underlying our current plans prove to be inaccurate and to continue the development of our 4G mobile broadband network. Any additional capital available for network development will likely be used, among other things, to augment our network coverage and capacity in our existing markets, to expand the coverage of our 4G mobile broadband network to new markets, and to introduce new products or services into our retail business. Additionally, we may elect to deploy Long Term Evolution technology, which we refer to as LTE, on our networks either together with, or in place of, mobile WiMAX if we determine it would be beneficial to our business.

Corporate Structure

On November 28, 2008, Clearwire Corporation (f/k/a New Clearwire Corporation), which we refer to as Clearwire or the Company, completed the transactions contemplated by the Transaction Agreement and Plan of Merger dated as of May 7, 2008, as amended, which we refer to as the Transaction Agreement, with Clearwire Legacy LLC (f/k/a Clearwire Corporation), which we refer to as Old Clearwire, Sprint, Comcast, Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, Google Inc., which we refer to as Google, and Intel Corporation, which we refer to as Intel, and together with Comcast, Time Warner Cable, Bright House and Google, the Investors. Under the Transaction Agreement, Old Clearwire was combined with Sprint’s mobile WiMAX business, which we refer to as the Sprint WiMAX Business, and the Investors invested an aggregate of $3.2 billion in the combined entity. We were formed on November 28, 2008, as a result of the closing of the transactions, which we refer to as the Closing, under the Transaction Agreement, which we refer to as the Transactions.

We currently have two classes of stock issued and outstanding, including our Class A common stock, par value $0.0001 per share, which we refer to as Class A Common Stock, and our Class B common stock, par value $0.0001 per share, which we refer to as Class B Common Stock. Class B Common Stock has equal voting rights to our Class A Common Stock, but has only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock.

Our operating subsidiary, Clearwire Communications LLC, a Delaware limited liability company which we refer to as Clearwire Communications, also has two classes of non-voting equity interests outstanding, including Class A units and Class B units, which we refer to as Clearwire Communications Class A Common Units and Clearwire Communications Class B Common Units, respectively. Clearwire Communications has also issued a class of voting units, which we refer to as Clearwire Communications Voting Units.

We hold all of the outstanding Clearwire Communications Class A Common Units, and all of the outstanding Clearwire Communications Voting Units, representing an approximately 24.7% economic interest and 100% of the voting power of Clearwire Communications as of December 31, 2010.

Sprint and the Investors, other than Google, own shares of our Class B Common Stock. Sprint and the Investors other than Google hold the economic rights associated with their shares of Class B Common Stock through ownership of Clearwire Communications Class B Common Units. Each share of Class B Common Stock plus one Clearwire Communications Class B Common Unit is convertible into one share of Class A Common Stock. Google and, to the extent of their holdings in Old Clearwire, Intel and Eagle River Holdings, LLC, which we refer to as Eagle River, also hold shares of Class A Common Stock.

The ownership interests of Sprint, the Investors and Eagle River in Clearwire as of December 31, 2010 were as follows:

•	Sprint held 531,724,348 shares of Class B Common Stock, representing approximately 53.9% of the voting power of Clearwire, and an equivalent number of Clearwire Communications Class B Common Units.

•	Google held 29,411,765 shares of Class A Common Stock, representing approximately 3.0% of the voting power of Clearwire.

•	Intel held 65,644,812 shares of Class B Common Stock, an equivalent number of Clearwire Communications Class B Common Units, and 36,666,666 previously purchased shares of Class A Common Stock, with the shares of Class A and Class B Common Stock together representing approximately 10.3% of the voting power of Clearwire.

•	Time Warner Cable held 46,404,782 shares of Class B Common Stock, representing approximately 4.7% of the voting power of Clearwire, and an equivalent number of Clearwire Communications Class B Common Units.

•	Comcast held 88,504,132 shares of Class B Common Stock, representing approximately 8.9% of the voting power of Clearwire, and an equivalent number of Clearwire Communications Class B Common Units.

•	Bright House held 8,474,440 shares of Class B Common Stock, representing approximately 0.9% of the voting power of Clearwire, and an equivalent number of Clearwire Communications Class B Common Units.

•	Eagle River held 2,728,512 shares of Class B Common Stock and an equivalent number of Clearwire Communications Class B Common Units, and 35,922,958 previously purchased shares of Class A Common Stock, with the shares of Class A and Class B Common Stock together representing approximately 3.9% of the voting power of Clearwire.

At the closing of the Transactions, Clearwire, Sprint, Eagle River and the Investors entered into the Equityholders’ Agreement which sets forth certain rights and obligations of the parties with respect to the governance of Clearwire, transfer restrictions on Class A Common Stock and Class B Common Stock, rights of first refusal and pre-emptive rights, among other things. As the holders of nearly 85.6% of the total voting power of Clearwire, Sprint, Eagle River and the Investors together effectively have control of Clearwire.

We currently conduct our operations through our domestic and international subsidiaries. Clearwire Communications has one primary domestic operating subsidiary: Clear Wireless LLC, which operates all of our 4G mobile markets. Our spectrum leases and licenses in the United States are primarily held by separate holding companies. Internationally, our operations are conducted through Clearwire International, LLC, an indirect, wholly-owned subsidiary of Clearwire Communications, which also indirectly holds investments in Europe and Mexico.

The following is a diagram illustrating the structure of Clearwire, its subsidiaries and its stockholders:

[1]	Includes Eagle River and Intel with respect to Class B Common Stock and Clearwire Communications Class B Common Units.

[2]	Includes Eagle River and Intel (with respect to shares held in Old Clearwire that were converted into shares of our Class A Common Stock upon closing of the Transactions).

[3]	Sprint holds its equity interests in Clearwire and Clearwire Communications through Sprint HoldCo.

Business Strategy

We intend to focus on the following business strategies:

•	Offering high speed mobile Internet services at competitive prices: We expect to continue to offer our retail and wholesale subscribers a fast and mobile broadband connection that enables enhanced access to information, applications and online entertainment, while also creating new ways for people to communicate with each other. Our 4G mobile broadband network is designed to serve our subscribers’ Internet needs, while also providing subscribers with the flexibility to access our services anywhere and anytime in our coverage area. We plan to continue to deliver our network services at competitive prices compared to prior generation wireless services and other competing 4G plans. We believe that our high speed, mobile broadband services offered at a fair price will continue to be attractive to prospective retail subscribers and wholesale partners. Due to increased competition in the mobile broadband industry, our retail business will continue to focus on providing our services with differentiation based in part on price and value.

•	Driving toward positive cash flow: We are focused on improving the operating performance of our business, and we currently believe that the actions we are taking in this area will cause our current business to generate positive cash flows over the next few years without the need for additional capital. Achieving positive cash flow from our operations will require that we substantially increase the revenue generated from our wholesale business and materially reduce our expenses. To increase wholesale revenue, we intend to focus on resolving our wholesale pricing disputes with Sprint, which currently accounts for substantially all of our wholesale revenue, on acceptable terms. We also plan to increase both the number of wholesale subscribers on our 4G mobile broadband network and the amount of usage of our network by those subscribers. We expect this to be accomplished through the continued increased sales of wholesale services by our partners and ongoing improvements in the quality and applications of 4G devices. At the same time, we also intend to pursue a number of cost savings initiatives. We have already undertaken some cost reduction measures, including reducing the numbers of employees and making reductions to discretionary capital projects. However, we plan to achieve greater cost savings by reducing the expense and growth rate of our retail business and reducing costs in other areas, such as network operations and general and administrative costs.

•	Rapidly increasing our subscriber base: We have broadly deployed our mobile broadband services in markets throughout the United States, with approximately 119 million people currently covered by our 4G mobile broadband network as of February 17, 2011. This deployment has enabled us to rapidly increase our subscriber base. In 2010, our total subscribers increased by almost 3.7 million to approximately 4.4 million. The majority of our subscriber growth in 2010 was from our wholesale business, which increased by over 3.2 million subscribers. We expect the rapid growth in our subscriber base will continue in 2011, with the vast majority of the growth coming from our Initial Wholesale Partners, primarily Sprint. We have also entered into wholesale agreements with other partners that we believe will lead to new subscriber additions during the year, and we will continue to seek additional wholesale partners. We also plan to continue to grow our retail business in 2011, although at a slower pace than in prior periods. We will continue to offer our services through multiple retail sales channels, including indirect sales representatives, company-owned retail stores, independent dealers, Internet sales, telesales, national retail chains and manufacturers who embed our high speed internet access capabilities into consumer electronic devices. However, we will focus on the lower-cost sales channels as we take steps to decrease our retail subscription acquisition costs. Although we expect our retail subscriber base will continue to grow in 2011, our cost-savings initiatives are likely to result in slower growth in our retail business compared to prior years.

•	Taking advantage of our leading spectrum position: We believe broadband subscribers will continue to demand greater access to information, applications and online entertainment over the Internet. Each will require service providers to be able to offer greater bandwidth access. With an average of approximately 140 MHz of spectrum across our national spectrum footprint and an average of approximately 160 MHz of spectrum in the largest 100 markets in the United States, we believe we are uniquely positioned to satisfy this demand. We expect to take advantage of our extensive spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band to offer compelling service offerings. Our spectrum position enables us to offer our subscribers significant mobile data bandwidth with potentially higher capacity than is currently available from other carriers. Our spectrum depth may also allow us to deploy alternative technologies to mobile WiMAX, such as LTE, on our network, and, subject to obtaining additional funding, we continue to explore future opportunities.

•	Leveraging key strategic relationships: We continue to expect to benefit from our key strategic relationships. Our Initial Wholesale Partners continue to offer our 4G mobile broadband services and accounted for approximately 74% of our ending subscriber base as of December 31, 2010, substantially all of which is attributable to Sprint. We are also a party to other commercial agreements with Sprint that enable us to leverage existing Sprint network infrastructure, including utilizing its towers, collocation facilities and fiber resources. As of the end of the year, approximately a third of our sites were collocated with Sprint. Additionally, our agreements with Sprint allow us to provide our retail subscribers with multi-mode devices that allow roaming between our 4G network and Sprint’s nationwide 3G network. We intend to continue to discuss opportunities for expanding our relationships with our key strategic partners in an effort to maximize operating efficiencies and cost structure efficiencies.

Services

As of December 31, 2010, we offered our services primarily in 88 markets throughout the United States covering an estimated 114.2 million people and in 4 markets in Europe covering an estimated 2.9 million people. Our services today consist primarily of providing wireless broadband connectivity and as of December 31, 2010, we also offered fixed Voice over Internet Protocol, which we refer to as VoIP, telephony services in all of our domestic markets. Our retail services are offered under our CLEAR brand in our 4G markets and under the Clearwire brand in our legacy markets, and we offer 4G mobile broadband services in each of our 4G markets through at least one of our Initial Wholesale Partners in each market. Domestic sales accounted for approximately 96% of our service revenue for the period ended December 31, 2010, while our international sales accounted for approximately 4% of service revenue over the same period.

While we serve a large variety of subscribers, we believe that the majority of our subscriber base can be divided into the following broad categories:

•	subscribers who require a portable or mobile high-speed Internet connection for a mobile phone, portable computer or other devices;

•	subscribers who value the flexibility of a portable or mobile wireless broadband service;

•	subscribers who desire a simple way to obtain and use high-speed Internet access at a reasonable price;

•	subscribers who are dissatisfied with other fixed or mobile service offerings, often because of perceived or actual poor quality of service, slow speeds, price, the emphasis on participating in undesired bundled offers, difficulty of installation or unsatisfactory customer service; and

•	subscribers who desire 4G mobile broadband service as part of bundled offerings or multi-mode devices offered by our wholesale partners;

We offer our subscribers a number of Internet and voice services, including mobile Internet access, as our primary service offerings. Unlike existing cellular networks, applications over our 4G mobile broadband network are Internet Protocol-based, which we refer to as IP-based, with open Application Programming Interfaces, which can be accessed on a variety of electronic devices. We believe this approach should encourage the continual creation of new applications and the services to support them.

Wholesale Services

We offer 4G mobile broadband services through one or more of our Initial Wholesale Partners in each of our 71 domestic 4G markets. Approximately 27% of our wholesale subscribers were users of multi-mode 3G/4G devices residing in areas where we have not yet launched 4G service, but from whom we currently receive nominal revenue. Our Initial Wholesale Partners offer our services as part of their branded offerings. Under existing commercial agreements, our Initial Wholesale Partners are able to offer the same types of services as Clearwire in our 4G markets. Additionally, our Initial Wholesale Partners may offer customized services over our network, subject to technical feasibility and no material degradation of the quality of the other services we provide over our network.

Our Initial Wholesale Partners generally market their branded version of our services to both existing and new subscribers, through a variety of sales and marketing channels. Sprint currently offers their branded version of our service in all 71 of our domestic 4G markets. The services are primarily sold in connection with multi-mode devices. For example, Sprint currently offers 4G mobile broadband connection plans with its two new 4G-branded smartphones. For 2010, the vast majority of our wholesale subscribers and wholesale revenues came from Sprint and we expect that to continue for the foreseeable future. We are currently involved in arbitration proceedings and related negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage and non-smartphone multi-mode device usage under our commercial agreements with Sprint. Although we currently anticipate that we and Sprint will resolve these pricing disputes in the near term, the outcome of these proceedings and the related negotiations is uncertain, and could have a material impact on our business and future operating results. For more information, see “Risk Factors — We are currently involved in pricing disputes with Sprint relating to 4G usage by Sprint under our commercial agreements, and if the disputes are not resolved favorably to us, it could materially and adversely affect our business prospects, results of operation and financial condition, and/or require us to revise our current business plans.”

Comcast and Time Warner resell our services in 56 markets as of December 31, 2010. We also recently entered into agreements with new wholesale partners Best Buy and CBeyond, each of which we expect to begin offering our services in 2011. Our agreements with each of our wholesale partners are nonexclusive, therefore we have the ability to enter into additional wholesale agreements with other new partners.

Retail Services

CLEARtm Mobile Broadband Services

As of December 31, 2010, we offered our CLEAR branded retail services over our 4G mobile broadband network in 71 markets in the United States covering an estimated 112.0 million people, and we offer 4G mobile broadband service in 2 markets in Europe covering an estimated 1.6 million people. We offer our CLEAR subscribers choice and simplicity in our service offerings, which can be combined in multiple ways to meet the subscribers’ specific needs. These offerings include day passes, service contract and no-contract plans, and bundled services. Our mobile plans consist of a daily pass for a fixed fee, limited use monthly plans where subscribers purchase a specified speed limit (e.g., 3 mbps) for a fixed price and unlimited monthly plans that do not limit the amount of data usage, subject to our acceptable use policies. Our residential plans offer subscribers different maximum download and upload speeds at various price points. The business services we currently offer also include faster upload speeds for a fixed Internet access service and plans that bundle multiple mobile subscriptions. Additionally, we offer bundled packages that allow subscribers to pick and choose from among the mobile and residential plans, as well as our VoIP telephony service, enabling them to access the Internet when and where they need it.

We also offer a multi-mode device that enables our retail subscribers to access both our 4G mobile broadband network and networks operated by Sprint. Under the commercial agreements with Sprint, we have the right to offer our subscribers access to Sprint’s CDMA and EVDO Rev. A networks, which will expand the geographic area in which our subscribers that elect to purchase this access will be able to receive service.

We also currently offer fixed VoIP telephony service on our 4G mobile broadband network. As of December 31, 2010, we offered fixed VoIP telephony services to our retail subscribers’ homes and offices in all of our 71 domestic 4G markets. We are currently offering a service plan that provides subscribers with unlimited local and long distance calling, for a fixed monthly fee, with various promotional discounts available. The VoIP service may also be purchased in a bundled offering with our other services.

Our subscribers generally make their payments through an automatic charge to a credit or debit card or bank account. In addition, in our CLEAR markets, we have implemented a point of sale system that allows our subscribers to make cash payments, and we expect that we may offer additional forms of payment in the future as we target new subscriber segments.

Clearwiretm Pre-4G Mobile Broadband Services

As of December 31, 2010, we offered our Clearwire-branded Pre-4G service in 17 markets in the United States covering 2.2 million people and 2 markets in Europe covering 1.3 million people. We believe that our subscribers in our legacy markets are attracted to our wireless broadband services primarily because our existing network combines certain features of cable modem, DSL and cellular networks into a single service offering at an attractive price. To use our Clearwire Pre-4G services in our legacy markets, our subscribers must obtain one of our residential modems or PC cards. In our United States markets, our subscribers generally lease a residential modem from us or a PC card, each for a monthly fee. We also offer modems and PC cards for sale to those subscribers who prefer to own rather than lease. We require subscribers under our “no contract” payment plan to purchase a modem or PC card in order to subscribe for our broadband services. We offer subscribers a choice of service plans designed to accommodate users that require greater access speeds or more email addresses and web hosting accounts. Subscribers may sign up for long-term service contracts or choose month-to-month plans.

As of December 31, 2010, we offered our VoIP telephony services in all of our 17 domestic legacy markets. In our legacy markets, we are currently offering a single service plan that provides subscribers with unlimited local and long distance calling, including calls within the United States, Canada, and Puerto Rico, for a fixed monthly fee, with various promotional discounts available. In our legacy markets, our subscribers generally make their payments through an automatic charge to a credit or debit card or bank account.

Markets Served and Deployment

We use the term “market” to refer to one or more municipalities in a geographically distinct location in which we provide our services. Our markets range from major metropolitan areas to smaller cities and the surrounding areas.

We pursue market clustering opportunities which allow our subscribers to roam in areas of regional interest. A clustering strategy can also deliver cost efficiencies and sales and marketing synergies compared to areas in which markets are not deployed in a geographic cluster.

As of December 31, 2010, we offered our services in 88 markets in the United States covering an estimated 114 million people, and we had approximately 1.1 million retail and 3.3 million wholesale subscribers in the United States. We operate a 4G mobile broadband network in 71 of our markets in the United States, covering an estimated population of 112 million people, as of December 31, 2010. These markets include, among others, Atlanta, Baltimore, Boston, Charlotte, Chicago, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Los Angeles New York, Philadelphia, Pittsburgh, Portland, Orlando, Salt Lake City, San Antonio, San Francisco, Seattle, St. Louis and Washington D.C. Additionally, at least one of our Initial Wholesale Partners offers a branded version of our 4G services in each of our 4G markets.

Outside the United States, as of December 31, 2010, we offered our Pre-4G services in Ghent and Brussels, Belgium and our 4G mobile broadband services in Seville and Malaga, Spain, where our networks cover approximately 2.9 million people. As of December 31, 2010, we had approximately 40,000 subscribers in Belgium and Spain. We also have minority investments in companies that offer services in Mexico and Ireland.

Sales and Marketing

Our current marketing efforts include reliance on a full range of integrated marketing campaigns and sales activities, including advertising, direct marketing, public relations and promotional events (including contests and sweepstakes) to support our sales channels. We have also offered promotional pricing plans and other financial incentives, such as gift cards, discounted devices and reduced introductory rate plans, in order to attract new subscribers. We may seek out and implement co-branding advertising and/or marketing opportunities with our wholesale partners, equipment vendors, and other telecommunication and media companies.

Wholesale Distribution

We have wholesale agreements with Sprint, Comcast, Time Warner Cable, Bright House, Best Buy and CBeyond. These agreements provide us with significant additional distribution channels for our services. Under these agreements, our wholesale partners are permitted to market and resell wireless broadband services over our network to their end user subscribers. Currently all of our Initial Wholesale Partners have begun offering, or have announced plans to offer, our 4G mobile broadband services. Sprint offers our services in all 71 of our 4G markets, including among others New York, Los Angeles, San Francisco, Philadelphia, Chicago, Atlanta, Seattle, Dallas, and Las Vegas. Comcast offers our services in 37 markets including Chicago, Philadelphia, Houston, Atlanta, Washington D.C., Miami, and Seattle. Time Warner Cable offers our service in 20 markets including New York, Los Angeles, Dallas, San Antonio and Charlotte. Any purchasers of 4G mobile broadband services through these agreements remain subscribers of our Initial Wholesale Partners, but we are entitled to receive payment directly from our Initial Wholesale Partners for providing the 4G mobile broadband services to those subscribers. We have also entered into agreements with new wholesale partners Best Buy and CBeyond, each of which we expect to begin offering our services in 2011. In addition to our wholesale agreements with our current wholesale partners, we are currently seeking to enter into other wholesale agreements with other third parties.

The success of our current plans will depend to a large extent on whether we succeed in growing our wholesale subscriber base and generating the revenue levels we currently expect for that portion of our business. Our wholesale business is subject to a number of uncertainties, such as the pricing disputes with our largest wholesale partner, Sprint, which are described in more detail below in “Risk Factors — We are currently involved in pricing disputes with Sprint relating to 4G usage by Sprint under our commercial agreements, and if the disputes are not resolved favorably to us, it could materially adversely affect our business prospects and results of operations and/or require us to revise our current business plans” and “Risk Factors — We expect the future revenues generated from our wholesale partner agreements to become an increasingly larger percentage of our overall revenues, and if we do not receive the amount of revenues we expect from those agreements it could materially and adversely affect our business prospects, results of operations and financial condition, and/or require us to revise our current business plans.”

Retail Distribution Channels

Although our current plans contemplate a reduction in spending related to our retail services, we plan to continue to use multiple distribution channels to reach potential subscribers, including:

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

Internet and Telephone Sales

In our advertising and marketing materials, we direct prospective subscribers to our website or our telesales centers in our advertising. As part of our cost savings initiatives, our internet and telephone sales will become a more component of our distribution channels during 2011. Our website is a fully functional sales channel where subscribers can check pricing and service availability, view coverage maps, research rate plan features and device purchase or lease options, and activate accounts by using a credit card. Prospective subscribers can also call in to one of our telesales centers to activate service.

Direct and Retail Presence

We have hired salespeople and other agents to sell our services directly to consumers, primarily from retail stores and kiosks. Our direct sales and marketing efforts include direct mailings to potential subscribers in our network coverage area. Our salespeople and agents also set up mobile kiosks at local community events and near retail establishments or educational institutions to demonstrate our services. We market our products and services through a number of Clearwire operated retail outlets, including retail stores, but primarily kiosks located in malls and shopping centers.

Embedded Devices

An additional component of our distribution strategy includes embedding 4G mobile broadband technology or chip sets into consumer electronic devices, which is the current distribution model for Wi-Fi devices. As mobile WiMAX is a standards-based technology that is already being adopted internationally, chipset and device vendors and manufacturers are integrating these chipsets into a number of consumer electronic devices such as notebook computers and netbooks. Vendors and manufacturers that have delivered mobile WiMAX technology include chip vendors such as Intel, Beceem Communications Inc., GCT Semiconductor, Inc., Samsung Electronics Co., Ltd, which we refer to as Samsung, and Sequans Communications and device manufacturers such as Dell Inc., Hewlett Packard, Sony, Acer/Gateway, Fujitsu Limited, Samsung, Lenovo Group, and Toshiba Corporation. Embedded notebooks and netbooks can be purchased from a number of retailers including Best Buy, Fry’s and Dell.com.

Embedding 4G mobile broadband chipsets into consumer electronic devices, such as notebook computers and netbooks, is expected to provide greater exposure to potential subscribers who will be able to purchase devices compatible with our network through the vendors’ and manufacturers’ existing distribution channels. We believe that embedding 4G mobile broadband technology into consumer electronic devices will enable those who purchase these devices to have the option to immediately activate services within our market coverage areas without the need for an external modem, professional installation or a separate visit to a Clearwire retail or other location.

Customer Service and Technical Support

We are focused on providing a simple, yet comprehensive, set of set-up and self-service tools. The intent is to support an environment where subscribers acquire their 4G mobile broadband devices from a variety of distribution channels and have the option to easily subscribe and initiate self-activation through an online web-based portal. However, while pursuing a self-service strategy, there will still be a need for live support for technical and non-technical subscriber issues.

We believe reliable customer service and technical support are critical to attracting and retaining subscribers, and we currently provide the following support for all retail subscribers:

•	toll-free, live telephone and email-based assistance available seven days a week;

•	resources on our website that cover frequently asked questions and provide signal and networking tips;

•	online account access and, for VoIP telephony subscribers, web-based resources that allow them to control their telephony features and settings; and

We operate two call centers in the United States, which are staffed with our own employees. In addition, we provide support services utilizing service contracts with vendors.

Our Networks

Overview

Our 4G mobile broadband network is a telecommunications system designed to support fixed, portable and mobile service offerings over a single network architecture. This telecommunications system consists of three primary elements, including the radio access network, which we refer to as RAN, the network core and the backhaul network.

As of December 31, 2010, we operated a 4G mobile broadband network in 71 of our markets in the United States, covering an estimated population of 112 million people. We also operate our 4G mobile broadband network in 2 markets in Europe. We currently operate a network based on Pre-4G radio access technology in 17 of our markets in the United States and 2 of our markets in Europe. We believe that both our Pre-4G network and our 4G mobile broadband network have certain key advantages over 2G/3G technologies that are currently available, such as:

•	simple self-installation by subscribers and provisioning of modems;

•	supports fixed, portable and mobile service offerings using a single network architecture;

•	flexible and scalable IP- based architecture capable of very high capacity and efficient Quality of Service;

•	a radio access technology that can service large metropolitan or small rural areas;

•	ability to provide overlapping coverage from multiple sites for reliable and robust connectivity; and

•	enhanced reliability and reduced latency provided by linking our towers via a microwave ring topology that carries the majority of our backhaul traffic over licensed and unlicensed frequencies.

Additionally, we will continue to evaluate the option to deploy other technologies on our network that are complementary or, in certain cases, alternatives to mobile WiMAX. Technologies, such as Wi-Fi, may complement our network by allowing us to offer additional services to consumers. Additionally, we may elect to deploy alternative technologies to mobile WiMAX, if and when they become available, on our network either together with, or in place of, mobile WiMAX. We believe that due to our spectrum depth, common network core and inherent flexibility in the radio access architecture, deploying other technologies on our network would be easier and at a lower cost than building a new network.

Technology

Both our mobile WiMAX and Pre-4G networks are wireless IP-based, Ethernet platforms that are also built around orthogonal frequency-division multiplexing, which we refer to as OFDM, and Time Division Duplex, which we refer to as TDD, both of which allow us to address two challenges that face wireless carriers, namely non-line of sight, which we refer to as NLOS, performance and frequency utilization. Our Pre-4G network, in both our domestic and international markets, relies on Expedience, a proprietary technology, which supports delivery of any IP-compatible broadband applications, including high-speed Internet access and fixed VoIP telephony services.

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

Relative to the other commercially available next generation wireless technologies, we believe mobile WiMAX also has the following advantages:

•	Open Standard. Mobile WiMAX technology is based on the 802.16e Institute of Electrical and Electronics Engineers, which we refer to as IEEE, standard. It is an open standard that builds off the success of the 802.11 IEEE family of standards more commonly known as Wi-Fi.

•	Time-to-Market. Mobile WiMAX had a unique head start over other 4G technologies. Commercial LTE equipment did not start becoming widely deployed until the fourth quarter of 2010.

•	Expansive and Diverse Ecosystem. There are now more than 592 WiMAX deployments in approximately 150 countries. While the device ecosystem for 2G and 3G cellular is primarily focused on telecommunications, the WiMAX ecosystem extends beyond telecommunications and includes the consumer electronics and PC industries.

Radio Access Network Components

Our RAN covers the “last mile” and connects our subscribers with our tower sites. Our RAN is comprised of base station transceivers and end user devices used by our subscribers. One of the end user devices is the customer premise equipment, which we refer to as CPE. The CPE is a NLOS wireless modem that connects to any IP-based device, such as a computer or a Wi-Fi router, using a standard Ethernet connection. It is simple to install and requires no service provider configuration or support and no software download or installation, a subscriber only needs to connect the CPE to an external power source and to their computer. In addition to the CPE, we also offer WiMAX USB dongles that connect to our subscribers’ PCs in all of our domestic markets. A number of PC original equipment manufacturers, which we refer to as OEMs, have also started embedding WiMAX chipsets in their laptop models in 2010 and making them available for sale in major retail stores like Best Buy as well as online. The laptop subscribers can in turn sign up for 4G services on our network. Starting in mid-2010, one of our wholesale partners also started offering multi-mode 3G/4G smartphones on our network.

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

We also use a network management system that incorporates a complete set of management tools to enable the configuration, management, monitoring and reporting of all network status elements. This system provides secure, centralized and remote configuration of base stations, end user devices, switches and other network elements. The system reports to and alerts our system administrators to alarms and faults, and monitors system performance down to the individual end user device. It supports customizable report generation to track network performance, utilization and capacity.

Eventually, we anticipate manufacturers to sell an increasingly growing number of handheld communications and consumer electronic devices with embedded mobile WiMAX chipsets that will be enabled to communicate using our 4G mobile broadband network, such as notebook computers, netbooks, MIDs, PDAs, gaming consoles and MP3 players. Currently, there are a number of subscriber devices that are mobile WiMAX certified already, and many more are in the mobile WiMAX certification process.

Backhaul Network

Our backhaul network is responsible for transmitting data and voice traffic between our tower sites and the network core. Operators have previously relied primarily upon wireline backhaul networks to handle this traffic. However, in most of our markets, whether the networks utilize Pre-4G, mobile WiMAX or some other technology, we rely primarily upon microwave backhaul. Our microwave backhaul network wirelessly transmits data traffic from one location to another, such as from our tower locations to our network core. We believe that microwave backhaul significantly reduces our overall backhaul expenses and improves our ability to scale our backhaul network as the amount of data traffic over our network grows, while at the same time maintaining the same or better reliability than wireline based backhaul networks.

Network Core

The network core routes the data traffic from our backhaul network to the Internet or, for our voice services, the public switched telephone network, which we refer to as PSTN. The primary functions of the mobile WiMAX core include:

•	authenticating and authorizing subscribers;

•	aggregating and routing traffic to and from the Internet;

•	subscriber provisioning and billing;

•	controlling IP addresses and connecting to the Internet; and

•	offering value-added services such as live video, location-based services, and music broadcast programming.

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

United States

We hold approximately 140 MHz of spectrum on average across our national spectrum footprint and approximately 160 MHz of spectrum on average in the 100 largest markets in the United States. Our deep spectrum position in most of our markets is expected to enable us to offer our subscribers significant mobile data bandwidth, with potentially higher capacity than is currently available from other carriers.

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

We have designed our network in the United States to operate primarily on spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for Broadband Radio Service, which we refer to as BRS, and Educational Broadband Service, which we refer to as EBS. Most BRS and EBS licenses are allocated to specific Geographic Service Areas. Other BRS licenses provide for 493 separate Basic Trading Areas, which we refer to as BTAs. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, apart from a few EBS licenses we acquired under an old EBS rule, we access EBS spectrum through long-term leasing arrangements with EBS license holders. EBS leases entered into before January 10, 2005 may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases and the applicable FCC rules and regulations. The initial term of EBS leases entered into after January 10, 2005 is required by FCC rules to be coterminous with the term of the license. In addition, these leases typically give the leaseholder the right to participate in and monitor compliance by the license holder with FCC rules and regulations. EBS leases entered into after July 19, 2006 that exceed 15 years in length must give the licensee the right to reassess their educational use requirements every five years starting in year 15. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party’s offer to lease the same spectrum. Our leases are generally transferable, assuming we obtain required governmental approvals.

We have BRS licenses and leases, as well as EBS leases, in a large number of markets across the United States. We believe that our significant spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band will be optimal for delivering our 4G mobile broadband services. As of December 31, 2010, we believe we were the largest holder of licensed wireless spectrum in the United States. As of December 31, 2010, we owned or leased, or had entered into agreements to acquire or lease, over 46 billion MHz-POPs of spectrum in the United States. Of this over 46 billion MHz-POPs of spectrum in the United States, we estimate that we own approximately 42% of those MHz-POPs with the remainder being leased from third parties, generally under lease terms that extend up to 30 years. As of December 31, 2010, the weighted average remaining life of these spectrum leases based on the value of all payments that we are amortizing over the life of the spectrum leases was approximately 25 years, including renewal terms.

Our pending spectrum acquisition and lease agreements are subject to various closing conditions, some of which are outside of our control and, as a result, we may not acquire or lease all of the spectrum that is subject to these agreements. Nearly all of such closing conditions relate either to licensee or FCC consents, which we expect are likely to be granted. A limited number of our pending acquisition agreements are subject to closing conditions involving the resolution of bankruptcy or similar proceedings. As of December 31, 2010, we had minimum purchase commitments of approximately $9.9 million to acquire new spectrum. Under our current business plans, we do not anticipate making any further material spectrum acquisitions without additional funding.

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

International

As of December 31, 2010, we held spectrum rights in Belgium, Germany and Spain. We also held minority investments in companies that holds spectrum in Mexico and Ireland. In each of Germany and Spain, our licenses cover the entire country. Our licenses in Belgium cover a significant portion of the country’s population. A summary of the international spectrum rights held by our subsidiaries is below, including the frequency band in which the spectrum is held, an estimate of the population covered by our spectrum in each country and the total MHz-POPs of our spectrum.

	Frequency	Licensed
Country	(GHz)	population(1)	MHz-POPs(2)
		(In millions)	(In millions)

Belgium	3.5	7.2	720.8
Germany	3.5	82.8	3,477.6
Spain	3.5	45.5	1,820.0

(1)	Estimates based on country population data derived from the Economist Intelligence Unit database.

(2)	Represents the amount of our spectrum in a given area, measured in MHz, multiplied by the estimated population of that area.

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

The International Telecommunications Union has approved the technical requirements for 4G technology and has recommended that 4G technologies need at least 40 MHz of spectrum, and preferably up to 100 MHz of spectrum in each market, regardless of the frequency used, in order to provide sufficient channel width to enable the data throughput that 4G mobile broadband services will demand. Our current spectrum holdings in most of our planned markets in the United States and in most of our international markets satisfy these standards.

Research and Development

Our research and development efforts have focused on the design of our networks, enhancements to the capabilities of our networks and the evolution of our service offerings. A significant portion of our research and development efforts involves working with the suppliers of our network infrastructure and subscriber equipment. We are currently working with Intel, Motorola, Samsung, Huawei Technologies Co., Ltd, which we refer to as Huawei, Cisco Systems Inc., which we refer to as Cisco, and other vendors to further develop network components and subscriber equipment for our 4G mobile broadband network.

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

Suppliers

For our 4G mobile broadband network, we are using a number of suppliers for our network components and subscriber equipment, including Motorola, Samsung, Huawei, Intel and Cisco, among others. Motorola is currently the only supplier of certain network components and subscriber equipment for the Expedience system deployed on our Pre-4G network. Because we will not be building any more markets with Pre-4G technology, the potential adverse impact of Motorola’s position as our sole supplier of such network components and equipment is expected to be reduced.

We are also parties to a Customer Care and Billing Services Agreement with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs is the exclusive provider of a customer care and billing platform for both our retail and wholesale businesses.

Competition

The market for broadband services is highly competitive and includes companies that offer a variety of services using a number of different technological platforms, such as 3G cellular, 4G, cable, DSL, satellite and other emerging technologies. We compete with these companies on the basis of the ease of use, portability, speed, reliability, and price of our respective services.

Our principal competitors include other wireless providers, cable and DSL operators, Wi-Fi, other 4G service providers, satellite providers and others.

Cellular and PCS Services

Cellular and personal communications services, which we refer to as PCS, carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. With their existing 2G and 3G networks, these providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. Furthermore, several of these carriers have begun deploying or have deployed 4G services on their networks. Carriers such as AT&T Inc., which we refer to as AT&T, and Verizon Wireless Inc., which we refer to as Verizon Wireless, among others, have either begun to deploy, or announced plans to deploy, LTE, which may deliver performance that is similar to, or better than, or may be more widely accepted than the mobile WiMAX technology we are currently deploying on our network. Verizon Wireless launched LTE in December 2010 and has announced plans to cover its entire existing 3G footprint with LTE by the end of 2013. AT&T has announced it will begin to deploy LTE on its network by the middle of 2011. Additionally, both AT&T and T-Mobile have upgraded the networks to HSPA+ technology, which they are currently marketing as a 4G technology. The mobility and coverage offered by these carriers under their existing networks, combined with their new 4G networks, will provide even greater competition than we currently face.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Time Warner Cable and Comcast, as well as incumbent telephone companies, such as AT&T, Qwest Communications International, Inc. (to be acquired by CenturyLink, Inc.) and Verizon Communications, Inc.

Wireless Broadband Service Providers

We also will face competition from other wireless broadband service providers that use licensed spectrum. Moreover, if we are successful, we expect these and other competitors to adopt or modify our technology or develop a technology similar to ours. We believe that, as network infrastructure based on 4G technologies becomes more widely available and manufacturers develop and sell handheld communications and consumer electronic devices that are enabled to communicate using these networks, other network operators will introduce 4G mobile broadband services comparable to ours in both our domestic and international markets. For example, a new company named LightSquared has announced plans to build a 4G wireless broadband network that will be wholesale-only. They are planning to build an integrated LTE-satellite network. While the network has not yet launched, LightSquared announced that it anticipates it will launch commercially in mid-2011, and that it has plans to cover over 90% of the United States population by 2015. If LightSquared’s network is built and is successful, it may provide significant additional competition for our wholesale business.

Satellite

Satellite providers like WildBlue Communications, Inc. and Hughes Communications, Inc. (to be acquired by Echostar Corporation) offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge the ability to provide some services, such as VoIP, and reduces the size of the addressable market. Additionally, there is a pending request of mobile satellite services operators for relief from gating requirements; such relief would allow them to move away from a primary satellite service to a terrestrial offering that could compete more directly with us. In fact, the FCC recently approved the application of LightSquared, which holds spectrum that was originally intended to be used in conjunction with mobile satellite services, to provide wholesale service to broadband providers without requiring the full integration of satellite and terrestrial services. If various conditions to the approval are satisfied by LightSquared, this may allow LightSquared to offer wholesale subscribers a terrestrial only service that directly competes with us.

WISPs and Wi-Fi

We also compete with other wireless Internet service providers, which we refer to as WISPs, which use unlicensed spectrum for services over Wi-Fi networks. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing Wi-Fi networks over unlicensed spectrum, in some cases at no cost to the user. Unlicensed spectrum may be subject to interference from other users of the spectrum, which can result in disruptions and interruptions of service. We rely exclusively on licensed spectrum for our networks and do not expect significant competition from providers using unlicensed spectrum to deliver services to their customers.

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

Other

We believe other emerging technologies may also enter the broadband services market. For example, certain Internet service providers are working with electric distribution utilities to install broadband over power line, which we refer to as BPL, technology on electric distribution lines to provide broadband services. These Internet service and BPL providers are potential competitors. In addition, when the FCC submitted its National Broadband Plan to Congress last year, it committed to identifying an additional 500 MHz of spectrum for wireless broadband networks.

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

Broadband Internet Access Regulation

The FCC has classified Internet access services generally as interstate “information services” regulated under Title I of the Communications Act, rather than as “telecommunications services” regulated under Title II. Accordingly, many regulations that apply to telephone companies and other common carriers currently do not apply to our mobile broadband Internet access service. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to the Universal Service Fund, which we refer to as USF, used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. Internet access providers also are not required to file tariffs with the FCC, setting forth the rates, terms and conditions of their Internet access service offerings. In addition, potentially burdensome state regulations governing telecommunications carriers do not apply to our wireless broadband Internet access service, although the service is subject to generally applicable state and federal consumer protection laws enforced by state Attorneys General and general Federal Trade Commission consumer protection rules.

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

On March 22, 2007, the FCC initiated an inquiry into the performance of the broadband marketplace under the FCC’s 2005 Internet Policy Statement, which we refer to as the Policy Statement that put in place principles intended to ensure that broadband networks are widely deployed, open, affordable and accessible. On August 20,

2008, the FCC released an enforcement order — referred to as the Comcast Order — finding that under the specific facts of a complaint before it, a certain network management practice of a broadband provider violated the Policy Statement. The Comcast Order was appealed by the carriers subject to the enforcement action primarily on the grounds that the FCC had failed to establish the jurisdictional source for its actions with regard to broadband Internet access providers. In October 2009, the FCC issued a Notice of Proposed Rulemaking, which we refer to as NPRM, proposing the codification of the Policy Statement and the addition of two new principles applicable to broadband Internet access providers related to non-discrimination and transparency. This proceeding is known as the “Open Internet” proceeding or the “Net Neutrality” proceeding. In April, 2010, the U.S. Court of Appeals for the District of Columbia granted Comcast’s petition for review and vacated the FCC’s Comcast Order throwing into question not only the jurisdictional basis for the FCC’s specific enforcement action, but also the degree to which it more generally had authority to regulate broadband Internet access services. In light of the court’s ruling, in July 2010, the FCC sought further comment in its “Open Internet” proceeding, and finally, in December 2010, the FCC adopted its new rules with its release of a Report and Order. The new rules create a new Part 8, which fall into three primary categories: transparency; no blocking, and non-discrimination. Under the Report and Order, mobile wireless carriers like Clearwire are subject to a less burdensome regulatory regime than fixed broadband providers. The key obligations that apply to mobile service providers, including transparency, or disclosure of network management practices and device certification procedures, and no blocking of lawful content/applications that compete with carrier provided voice and/or video services, appear to be generally consistent with Clearwire’s existing practices. In addition, the Report and Order explicitly recognizes that wireless network operators face unique challenges in managing their networks and that this is reflected in what constitutes “reasonable network management’ under the Report and Order for wireless carriers. In imposing the rules on broadband Internet providers, the Commission turned to its existing sources of jurisdictional authority rather than reclassifying broadband Internet access service as common carrier service. It is expected that the Report and Order will be the subject of protracted litigation and, possibly Congressional action, but in the meanwhile it is not expected to have a significant impact on our operations.

The American Recovery and Reinvestment Act of 2009, which we refer to as the Recovery Act, was signed into law on February 17, 2009. Under the Recovery Act, the FCC delivered to Congress in March, 2010 a wide-ranging National Broadband Plan that has as its statutory goal to ensure all people of the United States have access to broadband capability and to establish benchmarks for meeting that goal. In conjunction with its development of the National Broadband Plan, the FCC has initiated a series of wide-ranging inquiries into issues including whether there is enough spectrum available for wireless services, assessing the state of competition in the wireless sector, economic issues in broadband competition, deployment of wireless services, broadband technology applications and devices, consumer protection issues associated with broadband; and consumer content. The FCC has also launched specific inquiries into the status of broadband innovation and competition. It is possible that these inquiries will be the foundation for future proposed rulemakings that likely will apply to broadband carriers including us.

The FCC also is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal USF mechanisms. In September 2009, the FCC initiated an inquiry into truth-in-billing issues that asks whether the FCC’s current truth-in-billing regulations should be applied to broadband Internet access services. The notice also seeks comment on whether carriers should be required to provide consumers with information regarding service quality, equipment quality and specific disclosures regarding service features and plans. Again, it is possible that this inquiry will be the foundation for a future proposed rulemaking. The FCC is also considering whether to impose automatic roaming obligations on wireless broadband service providers similar to the obligations currently imposed on CMRS providers. On October 14, 2010, the FCC issued an NPRM proposing that mobile service providers provide usage alerts and information to assist consumers in avoiding unexpected charges on their bills. The FCC released an Order and NPRM extending its Hearing Aid Compatibility (HAC) requirements that already apply to CMRS carriers to other wireless service providers such as Clearwire. The Order requires carriers such as Clearwire to comply with HAC requirements within two years of the introduction of a handset using a new air interface, such as WiMAX or WiFi or within two years of the adoption of an industry-wide HAC standard for that air interface, whichever is later. The rules do not apply to devices that are not handsets. The rules also require specific labeling regarding HAC, including disclosures of limitations that may exist for certain multi-mode handsets where industry-wide HAC standards do not yet exist. In late 2010 and 2011, the FCC is tasked with implementing the Twenty-First Century Communications & Video Accessibility Act of 2010, which we refer to as the Accessibility Act, which was signed into law in October 2010. The Accessibility Act is designed to ensure that individuals with disabilities have access to emerging IP-based communication and video programming technologies. Section 716 of the Accessibility Act requires service providers of advanced communications services and manufacturers of equipment and software used with those services ensure that their equipment and services will be accessible to people with disabilities, unless not achievable. There are also reporting requirements included in the new law. The FCC is expected to issue an NPRM detailing the requirements of the new law, and its proposals on how to implement it in early 2011.

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

The FCC is conducting a comprehensive proceeding to address all types of IP-enabled services, including interconnected VoIP service, and to consider what regulations should be applied to such services. The FCC has imposed E911-related requirements on interconnected VoIP, including our service that require providers to transmit, via the wireline E911 network, all 911 calls, as well as a call-back number and the caller’s registered location for each call, to the appropriate public safety answering point. In addition, all interconnected VoIP providers must obtain a subscriber’s registered location before activating service and allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to advise subscribers of the differences between dialing 911 using VoIP service from dialing 911 using traditional telephone service, and to provide warning labels with VoIP CPE. On May 31, 2007, the FCC initiated a proceeding proposing to adopt additional E911 obligations for providers of portable, nomadic or mobile interconnected VoIP service, including a requirement to identify subscribers’ physical locations through an automatic location technology that meets the same accuracy standards that apply to providers of CMRS. The FCC has also proposed to tighten the current accuracy standards into a single, technology neutral standard and to clarify the geographic area over which wireless E911 providers must satisfy the E911 accuracy requirements. If adopted, these rules likely will apply to Clearwire’s interconnected VoIP service. E911 service for interconnected VoIP service is also subject to E911 funding obligations in certain states. In December 2010 the Commission also launched a Notice of Inquiry regarding the framework for “Next Generation E-9-1-1 Services. In presenting the item, the Commission emphasized the increasingly prominent role of mobile wireless services for contacting 9-1-1 in emergencies. The Commission noted that the proceeding is intended to encourage the upgrade of the nation’s legacy 9-1-1 system to utilize IP-based technologies and services like text, photo and streaming video to assist consumers and enhance situational awareness in emergencies.

The FCC also has imposed Customer Proprietary Network Information, which we refer to as CPNI, obligations on interconnected VoIP providers, including Clearwire. The CPNI rules govern the manner in which carriers handle and protect call detail information about a customer gained by the service provider as a result of providing the service, and include such information as telephone numbers called, duration of such calls, and calling patterns. The

FCC also adopted new rules requiring interconnected VoIP service and equipment providers to comply with disability-access regulations also applicable to traditional telephony service and equipment providers under Section 255 of the Communications Act. The FCC also adopted requirements that interconnected VoIP providers contribute to the Telecommunications Relay Service, which we refer to as TRS, fund, and provide 711-dialing for hearing and speech-impaired individuals to reach a local TRS provider pursuant to Section 225 of the Communications Act. As discussed above, interconnected VoIP service is subject to CALEA obligations.

On March 24, 2008 FCC rules became effective extending local number portability requirements to interconnected VoIP providers and clarifying that local exchange carriers and CMRS providers have an obligation to port numbers to VoIP providers. In May 2009, the FCC also extended new 24-hour service discontinuance rules to VoIP providers. On November 5, 2010, the FCC released a Declaratory Ruling stating that it is lawful for states to impose intrastate USF contribution obligations on the intrastate revenues of nomadic interconnected VoIP providers, provided that the assessment methodology uses the federal methodology for allocating revenues between the interstate and intrastate jurisdictions (64.9% safe harbor, traffic studies, or actual allocations), and guards against duplicative assessment of the same intrastate VoIP revenues by multiple states. While this ruling does not have immediate impact on Clearwire, it will likely be significant in the future, as states begin imposing USF obligations upon nomadic interconnected VoIP providers, consistent with the FCC’s ruling.

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

On April 27, 2006, the FCC released a further order revising and clarifying its BRS/EBS rules. The FCC generally reaffirmed the flexible technical and operational rules on which our systems are designed and operating and clarified the process of transitioning from the old spectrum plan to the new spectrum plan, but reduced the transition area from large “major economic areas,” to smaller, more manageable “basic trading areas.” Proponents seeking to initiate a transition to the new band plan were be given a 30-month timeframe to notify the FCC of their intent to initiate a transition, followed by a three-month planning period and an 18-month transition completion period. In markets where no proponent initiates a transition, licensees may self-transition to the new band plan. The FCC adopted a procedure whereby the proponent is reimbursed for the value it adds to a market through reimbursement by other commercial operators in a market, on a pro-rata basis, after the transition is completed and the FCC has been notified. The transition has been substantially completed.

The FCC also clarified the procedure by which BRS and EBS licensees must demonstrate substantial service, and required them to demonstrate substantial service by May 1, 2011. Substantial service showings demonstrate to the FCC that a licensee is not warehousing spectrum. If a BRS or EBS licensee fails to demonstrate substantial service by May 1, 2011, its license may be canceled and made available for re-licensing. For our spectrum, we believe that we will satisfy the substantial service requirements for all owned and leased licenses associated with each of our commercially launched markets, whether Pre-4G or 4G. For licenses covering areas outside of our commercially launched markets, we are in the process of executing a plan to comply with the substantial service requirement by the deadline. Our ability, however, to meet the substantial service deadline for every owned or leased license in areas outside of our launched markets is uncertain, and we will likely seek waivers or extensions of the deadline from the FCC in some circumstances.

The FCC released a Notice of Proposed Rulemaking on May 25, 2010 proposing modifications to its renewal, permanent discontinuance of service, and partitioning and disaggregation rules. Although the FCC has proposed that the new rules would not apply to BRS/EBS spectrum until after the May 1, 2011 substantial service deadline, the proposed changes may apply to our operations in the future. Clearwire and the wireless industry in general have opposed the proposed changes because they would require additional, more complex, processes and paperwork that would add to the regulatory burdens already facing wireless carriers. This proceeding remains pending.

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

The FCC determined that it would use its existing auction rules to auction the 78 unassigned BRS BTA spectrum licenses. The auction started on October 27, 2009 and concluded shortly thereafter. Of the 78 BTAs available for auction, we successfully bid for 42. We have made all necessary payments related to the licenses and our applications for the licenses were granted by the FCC. These licenses have a substantial service deadline of May 11, 2014.

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

Clearwire/Sprint Transaction Regulation

The FCC’s order approving the Transactions was released on November 7, 2008. A “Petition for Reconsideration” of the order was filed by the Public Interest Spectrum Coalition, which we refer to as PISC, on December 8, 2008 and is currently pending at the FCC. In its petition, PISC expressed its support for the FCC’s decision to approve the Transactions but asked the FCC on reconsideration to 1) remove BRS spectrum from the screen the FCC used to analyze the competitive effect of the proposed transaction; and 2) impose a condition on us to ensure that we follow through on our commitment to build and operate an open network consistent with the FCC’s Policy Statement by subjecting Clearwire’s third-party contractual arrangements to review. We opposed PISC’s petition but also noted that the PISC petition’s narrow scope eliminated any need for the FCC to subject its decision to approve the Transactions to further review.

In connection with the FCC’s approval of the Transactions, we committed to meet the Sprint Nextel Merger Order conditions that require Sprint to offer service in the 2.5 GHz band to a population of no less than 15 million Americans by August 7, 2009. This deployment included areas within a minimum of nine of the nation’s most populous 100 BTAs and at least one BTA less populous than the nation’s 200th most populous BTA. In these ten BTAs, the deployment covered at least one-third of each BTA’s population. On August 4, 2009, we filed a letter with the FCC providing notice that we have fulfilled this commitment. The parties further committed to offer service in the 2.5 GHz band to at least 15 million more Americans in areas within a minimum of nine additional BTAs in the 100 most populous BTAs, and at least one additional BTA less populous than the nation’s 200th most populous BTA, by August 7, 2011. In these additional ten BTAs, the deployment had to cover at least one-third of each BTA’s population. In May 2010, we filed a letter with the FCC providing notice that we fulfilled the second and final part of the build-out condition more than a year ahead of the deadline.

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, and subsequently renewed and extended until November 2014, imposed a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium “grandfathered” states that taxed Internet access before October 1998 to allow them to continue to do so. The moratorium does not apply to taxes levied or measured on net income, net worth or property value and does not extend to a tax on telecommunications services. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states’ taxes are being contested. State tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of our services and could materially and adversely affect our business.

Intellectual Property

We review our technological developments with our technology staff, legal counsel and business units to identify and capture innovative and novel features of our core and non-core technology developments that provide us with commercial advantages and file patent applications as necessary to protect these features both in the United States and elsewhere. We hold 40 issued United States patents, and we also have a significant number of pending patent applications in the United States and abroad. We currently hold 24 issued patents in various foreign jurisdictions and we also have a significant number of pending patent applications in non-United States jurisdictions.

With respect to trademarks, “Clearwire”, “Clear”, and the associated logos are among our registered trademarks in the United States, and we have issued and pending trademark registrations covering additional marks in the United States as well as a number of other jurisdictions.

Employees

As of December 31, 2010, we had approximately 3,500 employees in the United States and approximately 100 employees in our international operations.

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

We have incurred and expect to continue to realize significant net losses for the foreseeable future.

We have recorded net losses in each reporting period since our inception, and we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to continue to incur significant net losses for the foreseeable future as we develop our network, expand our services and pursue our business strategy. In addition, at this stage of our development we are subject to the following risks:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in Class A Common Stock;

•	we may be unable to maintain our next generation 4G mobile broadband network, expand our services, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	our wholesale partners may not perform as we expect, and we may not generate the revenues we expect to receive from our wholesale partnerships, due to our wholesale pricing disputes with Sprint, or other issues;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions;

•	we may continue to experience higher churn than we expect, which would adversely affect our results of operations (churn is an industry term we use to measure the rate at which subscribers terminate service); and

•	our network and related technologies may fail or the quality and number of services we are able to provide may decline if our network operates at maximum capacity for an extended period of time or fails to perform to our expectations.

If we are unable to execute our business strategy, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be materially and adversely affected.

If our business fails to perform as we expect or if we elect to pursue new or alternative business plans and strategies, we may require substantial additional capital, which may not be available on acceptable terms or at all.

As of December 31, 2010, we had available cash and short-term investments of approximately $1.74 billion. We do not expect our operations to generate positive cash flow in 2011, but our current business plan involves taking actions that we believe will cause our business to generate positive cash flows in the next few years, without the need for additional capital. These actions involve continuing to grow our wholesale subscriber base, increasing our operating efficiencies, and continuing cost reduction initiatives. However, the amount of capital that we will require to implement our current business plan depends on a number of factors, many of which are difficult to predict and outside of our control. In preparing our plans, we made certain assumptions, which may prove to be inaccurate, as to the future performance of our business. These assumptions include, among other things, a favorable resolution of the current wholesale pricing disputes with Sprint, continued increases in sales of our services by Sprint and our other wholesale partners, our ability to cause the services we offer over our 4G mobile broadband network to remain competitive with service offerings from our competitors, and our ability to reduce our operating expenses and capital expenditures. If any of the assumptions underlying our plans prove to be incorrect and, as a result, our business fails to perform as we expect, we may require substantial additional capital in the near and long-term.

Further, we plan to seek to raise additional capital to continue the expansion of our business and the development of our 4G mobile broadband network. Additionally, we could use the additional capital raised to cover any cash needs that may arise if the assumptions underlying our current plans prove to be inaccurate. Additional capital could also be utilized to, among other things, expand the markets in which we deploy our 4G mobile broadband network, augment our network coverage in markets we have already launched, and/or introduce new products and services. We also may elect to deploy alternative technologies to mobile WiMAX, such as LTE, on our network either together with, or in place of, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services. Additionally, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also significantly increase our capital requirements in the near and/or long term.

The amount and timing of obtaining additional capital is difficult to estimate at this time. A special committee of our board of directors has been formed to explore available sources of additional capital and to pursue other strategic alternatives for our business. Sources of additional capital could include issuing additional equity securities in public or private offerings or seeking additional debt financing. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders or our interest in Clearwire Communications. We may also decide to sell additional equity or debt securities issued by us or our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities. We may also elect to sell certain assets, including excess spectrum, which we believe are not essential to our business, to raise additional capital. We previously initiated a process to seek bids for the potential sale of certain excess spectrum; however, we are still in the process of evaluating bids that we received, and there can be no assurances that such a sale will occur.

We expect the future revenues generated from our wholesale partner agreements to become an increasingly larger percentage of our overall revenues, and if we do not receive the amount of revenues we expect from those agreements it could materially and adversely affect our business prospects, results of operations and financial condition, and/or require us to revise our current business plans.

Under our current business plans, the success of our business will rely to a greater extent on the growth of our wholesale subscriber base and wholesale revenues. This element of our current business strategy is subject to a number of risks and uncertainties. Under our 4G wholesale agreements, which we refer to as the 4G MVNO Agreements, Sprint and the other Initial Wholesale Partners have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees. However, nothing in the 4G MVNO Agreement requires Sprint or any of the other Initial Wholesale Partners to resell any of these services, and they may elect not to do so or to curtail such sales activities. Additionally, Sprint or the other Initial Wholesale Providers may elect to offer their services over another provider’s 4G network, or develop and deploy their own 4G network. Further, in the course of implementing the terms of the 4G MVNO Agreement, we have incurred and expect to continue to incur expenses in connection with designing billing, usage tracking and other systems which are necessary to facilitate such sales. Last, subject to certain qualifications, Sprint and the other Initial Wholesale Partners are entitled to more favorable economic and non-economic terms for the 4G services provided by us than we can offer to another potential wholesale partner. This provision could limit or hinder our ability to execute agreements with new wholesale partners.

As we expect our primary subscriber growth to come from our wholesale subscribers, if the Initial Wholesale Partners, especially Sprint, who has the vast majority of our current wholesale subscribers, fail to resell our services in the manner and amounts we expect, or we fail to enter into agreements with new wholesale partners, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition. Additionally, our plans to reduce our retail subscriber acquisition costs could result in us receiving fewer revenues from our retail subscribers than we currently expect, which could also require us to revise our current business plans and projections and/or materially and adversely affect our business prospects, results of operation and financial condition.

We are currently involved in pricing disputes with Sprint relating to 4G usage by Sprint under our commercial agreements, and if the disputes are not resolved favorably to us, it could materially and adversely affect our business prospects, results of operations and financial condition, and/or require us to revise our current business plans.

We are currently involved in arbitration proceedings and related negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G usage under our commercial agreements with Sprint. See the section entitled “Legal Proceedings” elsewhere in this report. The primary dispute between the parties relates to the pricing to be paid to us for smartphone usage by Sprint and Sprint’s subscribers over our 4G network. In particular, the parties are disputing the proper interpretation and enforceability of the 4G MVNO Agreement with respect to the options for such smartphone pricing. Sprint has also initiated an arbitration process to resolve additional issues related to wholesale pricing for non-smartphone 4G multi-mode device usage under our commercial agreements. Although we currently anticipate that we and Sprint will resolve these pricing disputes in the near term, if we are unable to reach a satisfactory resolution of these issues, end up agreeing to receive fees that are lower than what we believe we are entitled to receive under the 4G MVNO Agreement, or the arbitration process is not resolved in our favor, we could end up receiving substantially less in future wholesale revenues than we expect or for which we have planned. Such an outcome could also require us to revise our current business plans and projections and could also materially and adversely affect our business prospects, results of operations and financial condition.

We have deployed a wireless broadband network using mobile WiMAX technology and would incur significant costs to deploy alternative technologies.

We have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology. We depend on OEMs to continue to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in launched markets covering approximately 112 million people in the United States as of December 31, 2010, we cannot assure you that vendors will continue to develop and produce new mobile WiMAX subscriber devices in the long term, which may require us to consider deploying alternative technologies.

Additionally, as we continue to build our subscriber base, mobile WiMAX may not continue to perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. We also may discover unanticipated costs associated with maintaining our network or delivering services we must offer in order to remain competitive. The development of the mobile WiMAX ecosystem, including the adoption of mobile WiMAX by other companies and the availability of mobile WiMAX devices, has not occurred as quickly or extensively as we planned. Other competing technologies, including technologies such as LTE and HSPA+, that may have advantages over mobile WiMAX, have been or will likely be developed, and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than we can deploy our network, which could allow those operators to compete more effectively, assuming they have adequate spectrum resources. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn.

Alternatively, we could decide that we need to elect to deploy such alternative technologies, either in addition to, or in place of, mobile WiMAX, and such deployment would result in additional costs and risks to us. The additional risks involved in switching technologies would include how quickly we could deploy an alternative technology and whether our competitors could offer such technology at a faster rate than us, the possibility of customer service disruptions during the deployment process, and the fact that deployment to a new technology could be more difficult than we expect. Possible costs of such transfer would include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the transfer to the new technology. Without substantial additional capital, it is unlikely that we could undertake a widespread deployment of alternative technologies.

If third parties fail to develop and deliver the equipment that we need for our networks, we may be unable to execute our business strategy or operate our business.

For our existing 4G mobile broadband markets and any future 4G mobile broadband deployment, we rely on third parties to continue to develop and deliver in sufficient quantities the network components and subscriber devices necessary for us to build and operate our 4G mobile broadband network. As 4G mobile broadband is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their continuing development efforts. The development process for new 4G mobile broadband network components and subscriber devices may be lengthy, has been subject to some short-term delays and may still encounter more significant delays. The lack of WiMAX deployments in the United States by other companies has also hampered development of mobile WiMAX components and devices. If 4G mobile broadband fails to perform as we expect, we may be unable to execute our business strategy and our prospects and results of operations would be harmed.

We may experience difficulties in maintaining and upgrading our 4G network, which could adversely affect subscriber satisfaction, increase subscriber churn and costs incurred, and decrease our revenues.

Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in maintaining our network. As we learn more about the performance of our 4G network, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we expect to need to upgrade our network to maintain or improve the quality of our services. For example, we have experienced extremely high subscriber demand for data usage in certain parts of our markets. To address this demand we would be required to increase the capacity of our network. Adding such additional capacity would result in additional, unanticipated costs to us. Due to our current funding constraints, we may not be able to make the improvements necessary to add such additional capacity to our network. If we are unable to add such capacity, we could risk subscriber dissatisfaction or loss from poor customer service, or we may have to consider curtailing sales activities in the affected areas.

We may also need to upgrade our 4G network to stay competitive with new technologies introduced by our competitors. These upgrades could include, among other things, increasing the density of our network by building more sites in our markets, or deciding to pursue other, alternative 4G technologies in the future, and we could incur substantial costs in undertaking these actions. If we do not successfully construct, maintain and implement future upgrades to our network, the quality of our services may decline and the rate of our subscriber churn may increase.

Making network upgrades such as increasing our network capacity or network density would involve substantial costs to us Given our limited capital resources at this time, we may be constrained from making all the network improvements or enhancements that we deem necessary to maintain our network quality and preserve subscriber satisfaction.

We also may face challenges in managing and operating our 4G network. These challenges could include ensuring the availability of subscriber devices that are compatible with our network and managing sales, advertising, subscriber support, and billing and collection functions of our business while providing reliable network service that meets our subscribers’ expectations. Our failure in any of these areas could adversely affect customer satisfaction, increase subscriber churn, increase our costs, decrease our revenues and otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

We also outsource some operating functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses. For example, Amdocs Software Systems Limited, which we refer to as Amdocs, provides our customer care and billing systems for our retail and wholesale subscribers. Any failure by Amdocs to operate our customer care and billing systems could materially affect our ability to timely and accurately bill our subscribers and record, process and report information, and as a result, our business, system of internal controls, financial condition or results of operations could be materially and adversely affected.

We have significant investments in long-lived assets. During 2010, we incurred significant charges resulting from the abandonment and write-off of certain network equipment and cell site development costs. If we are unable to improve our results of operations, or are unsuccessful in our efforts to raise sufficient additional funding necessary to complete network projects-in-process, we face the possibility of additional charges for abandonments of long-lived assets.

To date, we have invested heavily in building, deploying and augmenting our network. In connection with the deployment of our network and the substantial completion of our prior build plan, we recorded a substantial loss resulting from the abandonment of projects that no longer meet management’s strategic network plans. During 2010, due to the uncertainty of the extent and timing of future expansion of the network, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned, resulting in a charge of approximately $180.0 million for the year. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology changes and industry trends, additional projects could be identified for abandonment, for which the associated write-offs could be material.

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

Sprint, the Investors and Eagle River own a majority of the voting power of Clearwire through ownership of Class A Common Stock or Class B Common Stock. Sprint, the Investors and Eagle River may have interests that diverge from those of other holders of Clearwire’s capital stock. Each of Sprint, the Investors and Eagle River are a party to the Equityholders’ Agreement, which requires, among other things, the approval of:

•	75% of the voting power of all outstanding stock of Clearwire for certain actions, including any merger, consolidation, share exchange or similar transaction and any issuance of capital stock that would constitute a change of control of Clearwire or any of its subsidiaries;

•	each of Sprint, Intel and the representative for Comcast, Time Warner Cable, Bright House Networks and Google, who we collectively refer to as the Strategic Investors, as a group, so long as each of Sprint, Intel and the Strategic Investors, as a group, respectively, owns securities representing at least 5% of the outstanding voting power of Clearwire, in order to:

•	amend the Clearwire’s Amended and Restated Certificate of Incorporation, which we refer to as the Charter, the bylaws of Clearwire, which we refer to as the Bylaws, or the Amended and Restated Operating Agreement governing Clearwire Communications, which we refer to as the Operating Agreement;

•	change the size of the Clearwire board of directors;

•	liquidate Clearwire or Clearwire Communications or declare bankruptcy of Clearwire or its subsidiaries;

•	effect any material capital reorganization of Clearwire or any of its material subsidiaries, including Clearwire Communications, other than a financial transaction (including securities issuances) in the ordinary course of business;

•	take any action that could cause Clearwire Communications or any of its material subsidiaries to be taxed as a corporation for federal income tax purposes; and

•	subject to certain exceptions, issue any Class B Common Stock or any equity interests of Clearwire Communications;

•	Eagle River, for so long as Eagle River owns at least 50% of the shares of the Clearwire common stock received by it in the Merger Transactions, and the proposed action would disproportionately and adversely affect Eagle River, the public stockholders of Clearwire or Clearwire in its capacity as a member of Clearwire Communications, in order to amend the Charter, the Bylaws or the Operating Agreement or to change the size of the Clearwire board of directors; and

•	each of Sprint, Intel and the Strategic Investors, as a group, so long as each of Sprint, Intel and the Strategic Investors, as a group, respectively, owns both (1) at least 50% of the number of shares of Clearwire common stock received by it in the Transactions and (2) securities representing at least 5% of the outstanding voting power of Clearwire, in order for Clearwire to enter into a transaction involving the sale of a certain percentage of the consolidated assets of Clearwire and its subsidiaries to, or the merger of Clearwire with, certain specified competitors of the Investors.

The Equityholders’ Agreement also contains provisions related to restrictions on transfer of Class A Common Stock and Class B Common Stock, rights of first offer and pre-emptive rights.

As a result, Sprint, the Investors and Eagle River may be able prevent the taking of actions that align with your best interests as a stockholder. The interests of Sprint, the Investors and Eagle River may not be aligned with your interests as a stockholder.

Clearwire and its subsidiaries may be considered subsidiaries of Sprint under certain of Sprint’s agreements relating to its indebtedness.

Sprint owned approximately 53.9% of the voting power of Clearwire as of December 31, 2010. As a result, Clearwire and its subsidiaries may be considered subsidiaries of Sprint under certain of Sprint’s agreements relating to its indebtedness. Those agreements govern the incurrence of indebtedness and certain other activities of Sprint’s subsidiaries. Thus, our actions may result in a violation of covenants in Sprint’s debt obligations, which may cause Sprint’s lenders to declare due and payable some or all of Sprint’s outstanding loan obligations, thereby severely harming Sprint’s financial condition, operations and prospects for growth. The determination of whether or not we would be considered a subsidiary under Sprint’s debt agreements is complex and subject to interpretation. Under the Equityholders’ Agreement, if we intend to take any action that may be prohibited under the terms of certain Sprint debt agreements, then Sprint will be obligated to deliver to us an officer’s certificate, which we refer to as a Compliance Certificate, and legal opinion from a nationally recognized law firm stating that our proposed actions do not violate those debt agreements. If Sprint notifies us that it cannot deliver the Compliance Certificate and legal opinion, Sprint will be obligated to take certain actions to ensure that Clearwire is no longer considered a subsidiary under its debt agreements. These actions may include surrendering board seats and voting stock of Clearwire. The unusual nature of this arrangement may make it more difficult for us to obtain financing on favorable terms or at all. Moreover, regardless of whether we receive a Compliance Certificate and legal opinion as described above, we cannot be sure our actions will not violate Sprint’s debt covenants, and, if there is a violation that Sprint’s lenders will waive such non-compliance and forbear from enforcing their rights, which could include accelerated collection of Sprint’s obligations.

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

Our commercial agreements with Sprint and the other Investors were each entered into concurrently with purchases of shares of our capital stock by such parties or their affiliates. In addition, our various commercial agreements with Sprint and the other Investors provide for, among other things, access rights to towers that Sprint owns or leases, resales by us and certain other Investors of bundled 2G and 3G services from Sprint, resales by Sprint and certain other Investors of our 4G services, most favored reseller status with respect to economic and non-economic terms of certain service agreements, collective development of new 4G services, creation of desktop and mobile applications on our network, the embedding of 4G mobile WiMAX chips into various of our network devices and the development of Internet services and protocols. Except for the agreements with Google and Intel, none of these agreements restricts these parties from entering into similar arrangements with other parties, but rights could be lost if a party enters into a similar relationship. For additional information regarding these relationships, see “Certain relationships and related party transactions.”

Clearwire is a “controlled company” within the meaning of the NASDAQ Marketplace Rules and relies on exemptions from certain corporate governance requirements.

Sprint beneficially owned approximately 53.9% of the outstanding voting power of Clearwire as of December 31, 2010. In addition, the Investors collectively owned approximately 27.8% and Eagle River owned approximately 3.9% of the outstanding voting power of Clearwire. For further information, please see “Certain relationships and related party transactions — Relationships among certain stockholders, directors and officers of Clearwire.” The Equityholders’ Agreement governs the voting of shares of Class A Common Stock and Class B Common Stock held by each of the parties thereto in certain circumstances, including with respect to the election of the individuals nominated to the Clearwire board of directors by Sprint, the Investors and Eagle River.

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

The Charter contains provisions related to corporate opportunities that may be of interest to both Clearwire and certain of its stockholders, including the Investors and Eagle River, who are referred to in the Charter as the Founding Stockholders. These provisions provide that unless a director is an employee of Clearwire, such person does not have a duty to present to Clearwire a corporate opportunity of which he or she becomes aware, except where the corporate opportunity is expressly offered to such person primarily in his or her capacity as a director of Clearwire.

In addition, the Charter expressly provides that the Founding Stockholders may, and have no duty not to, engage in any businesses that are similar to or competitive with that of Clearwire, do business with Clearwire competitors, subscribers and suppliers, and employ Clearwire’s employees or officers. The Founding Stockholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Further, we may also compete with the Founding Stockholders or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the Founding Stockholders to themselves or their other affiliates or we lose key personnel to them.

We may sustain financial losses if Sprint fails to fulfill its indemnification obligations to us.

Under the Transaction Agreement, Sprint must indemnify us against certain losses relating to, among other things, any breach of certain of Sprint’s representations as to the Sprint WiMAX Business, any pre- Closing taxes incurred by any of Sprint’s subsidiaries, litigation related to certain of Sprint’s affiliates and any liabilities unrelated to the Sprint WiMAX Business. These indemnification obligations generally continue until the statute of limitations for the applicable claim has expired. The indemnification obligations regarding Sprint’s representations as to the Sprint WiMAX Business and for liabilities unrelated to the Sprint WiMAX Business, however, each survive for three years from the Closing. Sprint’s indemnification obligations are generally unlimited, with the exception of a $25 million deductible for claims based on a breach of representation that Sprint’s subsidiaries that hold the Sprint WiMAX Business have, subject to certain limited exceptions, a specific, limited set of liabilities at the Closing.

We cannot provide any assurances that Sprint will fulfill its indemnification obligations in accordance with the Transaction Agreement. If it turns out that the representations made by Sprint as to the Sprint WiMAX Business, for which Sprint is obligated to indemnify us under the Transaction Agreement, are inaccurate, we may sustain significant financial losses. If Sprint fails to fulfill its indemnification obligations under the Transaction Agreement to indemnify and defend us for any such financial loss or claim, as the case may be, it could adversely affect our financial condition, cash flows and results of operations. In addition, if the time period for any indemnification claims has expired by way of the statute of limitations or by operation of the three-year period in the Transaction Agreement, our business, prospects, operating results and financial condition may be adversely affected.

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

For example, during the quarter ended December 31, 2009 and continuing through the quarter ended September 30, 2010, we reported a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in internal control over financial reporting related to control deficiencies in our procedures for recording and monitoring the movement of network infrastructure equipment.

Throughout 2010, we implemented certain process improvements and internal controls designed to strengthen the control environment and remediate the material weakness. In the fourth quarter of 2010, we determined that in light of improvements we had made we no longer had a material weakness. During the fourth quarter, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that such control enhancements sufficiently remediate the material weakness identified in the tracking and recording of our network infrastructure equipment and the remaining deficiencies do not rise to the level of a material weakness. We are in the process of implementing an integrated materials resource planning and warehouse management system, which we expect will automate existing manual processes and consolidating warehouse locations to further strengthen the internal controls and transaction integrity in our supply chain. Although we believe we have made sufficient progress in remediating these deficiencies so that they no longer represent a material weakness, in the future we may determine that we have other deficiencies in our internal controls that could harm our business operations or cause us to fail to meet our reporting obligations.

Many of our competitors are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers.

The market for broadband access, voice and related services is highly competitive and we compete with several other companies within each of our markets. Some of our competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services.

Our current competitors include:

•	cellular, PCS and other wireless providers offering wireless broadband services and capabilities, including offering broadband services over new technologies such as LTE or HSPA+, which may enable these providers to offer services that are comparable or superior to ours;

•	incumbent and competitive local exchange carriers providing DSL services over their existing wide, metropolitan and local area networks;

•	wireline operators offering high-speed Internet connectivity services and voice communications over cable or fiber optic networks;

•	satellite and fixed wireless service providers offering or developing broadband Internet connectivity and VoIP and other telephony services;

•	municipalities and other entities operating Wi-Fi networks, some of which are free or subsidized;

•	electric utilities and other providers offering or planning to offer broadband Internet connectivity over power lines; and

•	resellers, mobile virtual network operators, which we refer to as MVNOs, or wholesalers providing wireless Internet or other wireless services using infrastructure developed and operated by others, including Sprint and certain of the Investors who have the right to sell services purchased from us under the 4G MVNO Agreement.

Our residential voice service will also face significant competition. Primarily, our VoIP service offering will compete with many of our current competitors that also provide voice communications services. Additionally, we may face competition from companies that offer VoIP telephony services over networks operated by third parties.

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. AT&T, Verizon Wireless and T-Mobile have begun to deploy alternative technologies such as LTE and HSPA+, with T-Mobile and AT&T launching HSPA+ service and Verizon Wireless launching LTE service. AT&T has also announced plans to launch LTE service as well. Additionally, a new potential competitor, LightSquared, has announced its plans to launch a nationwide LTE and satellite network beginning in the middle of 2011 and to offer wholesale LTE services to other communications services providers. These services may provide significant competition as they become more widely available in the future.

The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and changing regulatory requirements. Additionally, demand for our 4G mobile WiMAX network depends in part on the continued development and delivery of new subscriber devices based on the 4G mobile WiMAX standard from third-party suppliers. We believe that our success depends on our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on future technological development, such as:

•	existing service providers may use more traditional and commercially proven means to deliver similar or alternative services;

•	new and existing service providers may use more efficient and/or less expensive technologies, that become more widely adopted, such as LTE;

•	consumers may not subscribe to our services or may not be willing to pay the amount we expect to receive for our services;

•	we may not be able to realize economies of scale;

•	our subscribers may elect to cancel our services at rates that are greater than we expect;

•	we may be unable to respond successfully to advances in competing technologies in a timely and cost-effective manner;

•	we may lack the financial and operational resources necessary to enable the development and deployment of network components and software that do not currently exist and that may require substantial upgrades to or replacements of existing infrastructure; and

•	existing, proposed or undeveloped technologies may render our existing or planned services less profitable or obsolete.

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

Using licensed spectrum, whether owned or leased, poses additional risks to us, including:

•	inability to satisfy build-out or service deployment requirements on which some of our spectrum licenses or leases are, or may be, conditioned, which may result in the loss of our rights to the spectrum subject to the requirements, including spectrum held in foreign countries;

•	adverse changes to regulations governing our spectrum rights;

•	inability to use a portion of the spectrum we have acquired or leased due to interference from licensed or unlicensed operators in our band or in adjacent bands or due to international coordination issues;

•	refusal by the FCC, or one or more foreign licensing authorities to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

•	inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•	inability to obtain or lease more spectrum in the future due to the possible imposition of limits or caps on our spectrum holdings;

•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

•	failure of the FCC or other regulators to renew our spectrum licenses or those of our lessors as they expire;

•	failure to obtain extensions or renewals of spectrum leases, or an inability to renegotiate such leases, on terms acceptable to us before they expire, which may result in the loss of spectrum we need to operate our network in the market covered by the spectrum leases;

•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum both in the United States and internationally; and

•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

As an example of these risks, most licenses of 2.5 GHz spectrum in the United States, whether it is a BRS or EBS license, are subject to a requirement imposed by the FCC that the holder of the license demonstrates substantial service by May 1, 2011. If a holder fails to demonstrate substantial service by the deadline, the spectrum license may be canceled and made available for re-licensing unless the holder obtains a waiver from the FCC. The FCC has the discretion to grant, reject or otherwise limit such waiver requests. In addition, if the spectrum was leased from a third party, any failure to satisfy the substantial service requirement, whether or not such failure results in a loss of spectrum, may subject us to claims from the holder of the license that we are in breach of our obligations under the lease, which if adversely determined against us could result in the termination of the lease and/or the payment of monetary damages to the holder. For our spectrum, we believe that we will satisfy the substantial service requirements for all owned and leased licenses associated with each of our commercially launched markets, whether Pre-4G or 4G. For licenses covering areas outside of our commercially launched markets, we are in the process of executing a plan to comply with the substantial service requirement by the deadline. Our ability, however, to meet the substantial service deadline for every owned or leased license in areas outside of our launched markets is uncertain, and we will likely seek waivers or extensions of the deadline from the FCC in some circumstances.

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

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the notes issued in connection with our recent debt offerings, which we refer to as the Notes.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2010, we have approximately $4.31 billion of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business.

For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures for improving and expanding our network, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	make it more difficult to satisfy our financial obligations, including payments on the Notes;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

Restrictive covenants in the indentures governing the Notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indentures governing the Notes, which we refer to as the Indentures, contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The Indentures, among other things, limits our ability to:

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

A breach of the covenants or restrictions under the Indentures could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross default provision applies. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been pledged as collateral for the benefit of the holders of the Notes. In addition our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of additional financing.

The market price of our Class A Common Stock has been and may continue to be volatile.

The trading price of our Class A Common Stock could be subject to significant fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors, either alone or in comparison to analyst’s expectations;

•	announcements by us or our competitors of acquisitions, new products or services,

•	significant contracts, commercial relationships or capital commitments;

•	the outcome of our dispute with Sprint regarding wholesale pricing issues, which could have a material impact on the revenues we generate from our wholesale subscribers;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	disruption to our operations or those of other companies critical to our network operations;

•	the emergence of new competitors or new technologies;

•	market perceptions relating to the deployment of 4G mobile networks by other operators;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations in our subscriber base;

•	commencement of, or our involvement in, litigation;

•	availability of additional spectrum;

•	dilutive issuances of our stock or the equity of our subsidiaries, including on the exercise of outstanding warrants and options, or the incurrence of additional debt;

•	changes in our board or management;

•	adoption of new accounting standards;

•	Sprint’s performance may have an effect on the market price of our Class A Common Stock even though we are a separate, stand-alone company;

•	changes in governmental regulations or the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements regarding mobile WiMAX and other technical standards;

•	the availability or perceived availability of additional capital and market perceptions relating to our access to such capital; and

•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for shares of technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We believe the price of our Class A Common Stock may be subject to continued volatility. In addition, in the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation or stockholder derivative suits have often been instituted against those companies. Such litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources.

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

Although we are compliant with the FCC’s November 28, 2005 mandate that all interconnected VoIP providers transmit all 911 calls to the appropriate public safety answering point, our VoIP emergency calling service is significantly more limited than the emergency calling services offered by traditional telephone companies. Our VoIP emergency calling service can transmit to a dispatcher at a public safety answering point only the location information that the subscriber has registered with us, which may at times be different from the actual location at the time of the call due to the portability of our services. As a result, if our subscribers fail to properly register or update their registered locations, our emergency calling systems may not assure that the appropriate public safety answering point is reached and may cause significant delays, or even failures, in callers’ receipt of emergency assistance. Our failure to develop or operate an adequate emergency calling service could subject us to substantial liabilities and may result in delays in subscriber adoption of our VoIP services or our other services, abandonment of our services by subscribers, and litigation costs, damage awards and negative publicity, any of which could harm our business, prospects, financial condition or results of operations. In addition, our deployment of mobile interconnected VoIP services faces additional E911 regulatory uncertainty, as discussed in the “Business — Regulatory Matters — Interconnected VoIP Services Regulation” section of this filing.

Finally, potential changes by the FCC to current intercarrier compensation mechanisms could result in significant changes to our costs of providing VoIP telephony, thereby eliminating pricing benefits between VoIP telephony services and traditional telephone services and our potential profitability.

If our data security measures are breached or subscriber data is compromised, subscribers may perceive our network and services as not secure.

Our network security and the authentication of our subscriber credentials are designed to prevent unauthorized access to data on our network. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against us, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome our network security and obtain access to data on our network, including on a device connected to our network. In addition, because we operate and control our network and our subscribers’ Internet connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by our subscribers. An actual or perceived breach of network security, regardless of our responsibility, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain subscribers, expose us to significant liability and adversely affect our business prospects.

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

In order to provide “interconnected” VoIP service, we need to obtain, on behalf of our subscribers, North American Numbering Plan telephone numbers, the availability of which may be limited in certain geographic areas of the United States and subject to other regulatory restrictions. As an “interconnected” VoIP and facilities-based wireless broadband provider, we are required under FCC rules to comply with the Communications Assistance for Law Enforcement Act, which requires service providers to build certain capabilities into their networks and to accommodate wiretap requests from law enforcement agencies. We are also required to comply with FCC number portability and discontinuance of service rules.

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

We could be subject to claims that we have infringed on the intellectual property rights of others, which claims would likely be costly to defend, could require us to pay damages and could limit our ability to use necessary technologies in the future.

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on legacy or 4G mobile WiMAX technology, or to offer additional services, such as VoIP, or competitors may develop or patent such technologies or processes in the future. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of 4G mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of 4G mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims can be time consuming, distracting and costly, even if the claims prove to be without merit. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.

Our retail business depends, in part, on a strong brand, and if we do not develop, maintain and enhance our brands, our ability to attract and retain retail subscribers may be impaired and our retail business and operating results may be adversely affected.

We believe that our brands are an important part of our retail business. Maintaining and enhancing our brands may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and maintain strong brands, or if we incur significant expenses to promote the brands and are still unsuccessful in maintaining a strong brand, the prospects, operating results and financial condition of our retail business may be adversely affected.

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

Under the Operating Agreement, Clearwire Communications will make distributions to its members, generally on a pro rata basis in proportion to the number of Clearwire Communications Class A Common Units and Clearwire Communications Class B Common Units, which we refer to collectively as the Clearwire Communications Non-Voting Units, held by each member, in amounts so that the aggregate portion distributed to Clearwire in each instance will be the amount necessary to pay all taxes then reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications (including any items of income, gain, loss or deduction allocated to Clearwire under the principles of Section 704(c) of the United States Internal Revenue Code of 1986, as amended, which we refer to as the Code, after taking into account all net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire. These mandatory tax distributions, which must be made on a pro rata basis to all members even if those members are allocated less income, proportionately, than is Clearwire, may deprive Clearwire Communications of funds that are required in its business.

The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation. If use of its net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire.

Any limitation on the ability of Clearwire to use its net operating losses, which we refer to as NOLs, to offset income of Clearwire Communications allocable to Clearwire increases the likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire. If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional distributions and, as discussed below, possible additional tax loans to Sprint.

At present, Clearwire has substantial NOLs for United States federal income tax purposes. In particular, we believe that Clearwire’s cumulative tax loss as of December 31, 2010, for United States federal income tax purposes, was approximately $2.19 billion. A portion of Clearwire’s NOLs is subject to certain annual limitations imposed under Section 382 of the Code. Subject to the existing Section 382 limitations, and the possibility that further limitations under Sections 382 and 384 may arise in the future, Clearwire’s NOLs generally will be available to offset items of income and gain allocated to Clearwire by Clearwire Communications. The use by Clearwire of its NOLs may be further limited if Clearwire undergoes an “ownership change,” within the meaning of Section 382 of the Code. Broadly, Clearwire will have an ownership change if, over a three-year period, the portion of the stock of Clearwire, by value, owned by one or more “five-percent stockholders” increases by more than 50 percentage points. An exchange by an Investor of Class B Common Units of Clearwire Communications and Class B Common Stock for Class A Common Stock, or the exchange by a holder of the 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes, of such notes for shares of Class A Common Stock of Clearwire, may cause or contribute to an ownership change of Clearwire. Clearwire has no control over the timing of any such exchange. If Clearwire undergoes an ownership change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the ownership change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the ownership change and a specified rate based on long-term tax-exempt bond yields.

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

Under the Operating Agreement, if Clearwire Communications or any of its subsidiaries enters into a transaction that results in the recognition of any portion of the built-in gain with respect to a former Sprint asset (other than in connection with the dissolution of Clearwire Communications or the disposition of certain specified Sprint assets), Clearwire Communications will be required, upon delivery by Sprint of a timely request therefor, to make a tax loan to Sprint on the terms set forth in the Operating Agreement. The principal amount of any tax loan to Sprint will be the amount by which the built-in gain recognized by Sprint on the sale of former Sprint assets exceeds any tax losses allocated by Clearwire Communications to Sprint in the taxable year in which the sale of such built in gain assets occurs, multiplied by then-highest marginal federal and state income tax rates applicable to corporations resident in the state in which Sprint’s principal corporate offices are located (taking into account the deductibility of state taxes for federal income tax purposes). Interest on any tax loan will be payable by Sprint to Clearwire Communications semiannually at a floating rate equal to the higher of (a) the interest rate for Clearwire Communications’ unsecured floating rate indebtedness and (b) the interest rate for Sprint’s unsecured floating rate indebtedness plus 200 basis points. Principal on any tax loan to Sprint is payable in equal annual installments from the tax loan date to the later of (x) the 15th anniversary of the Closing or (y) the first anniversary of the tax loan date. Any tax loan that Clearwire Communications is required to make to Sprint may deprive Clearwire Communications of funds that are required in its business.

The tax allocation methods adopted by Clearwire Communications are likely to result in disproportionate allocations of taxable income.

Clearwire and Sprint have contributed to Clearwire Communications assets that have a material amount of built-in gain for income tax purposes — meaning that the fair market value ascribed to those assets at the time of contribution, as reflected in the initial capital account balances and percentage interests in Clearwire Communications received by Clearwire and Sprint, is greater than the current basis of those assets for tax purposes. For this purpose, the fair market value ascribed to those assets at the time of contribution was calculated based upon a value of $17 per Clearwire Communications Non-Voting Unit plus liabilities assumed by Clearwire Communications at the time of contribution. We refer to contributed assets that have a fair market value that exceeds the tax basis of those assets on the date of contribution as built-in gain assets. Under Section 704(c) of the Code, items of income, gain, loss or deduction of Clearwire Communications must be allocated among its members for tax purposes in a manner that takes account of the difference between the tax basis and the fair market value of the built-in gain assets. The built-in gain assets of Clearwire Communications with the largest amounts of built-in gain are spectrum and other intangible assets.

Clearwire Communications maintains a capital account for each member, which reflects the fair market value of the property contributed by that member to Clearwire Communications and the amount of which generally corresponds to the member’s percentage interest in Clearwire Communications. For capital account purposes, Clearwire Communications amortizes the value of the contributed built-in gain assets, generally on a straight-line basis over a period of up to 15 years, and each member is allocated amortization deductions, generally on a pro rata basis in proportion to the number of Clearwire Communications Non-Voting Units held by the member as compared to the total number of Clearwire Communications Non-Voting Interests. Tax amortization on a built-in gain asset, which is based on the tax basis of that asset, is allocated first to the non-contributing members (meaning members other than Clearwire, in the case of former Clearwire assets, and members other than Sprint, in the case of former Sprint assets), in an amount up to the capital account amortization allocated to that member with respect to that asset. Thus, the consequence of the built-in gain is that Clearwire, in the case of former Clearwire assets, is allocated amortization deductions for tax purposes that are less than its share of the capital account amortization with respect to those assets. In this circumstance, Clearwire is recognizing over time, in the form of lower tax amortization deductions, the built-in gain for which it was given economic credit at the time of formation of Clearwire Communications.

If there is not enough tax basis in a built-in gain asset to make tax allocations of amortization deductions to the non-contributing members in an aggregate amount equal to their capital account amortization with respect to that asset, then the regulations under Section 704(c) of the Code permit the members to choose one of several methods to account for this difference. Under the Operating Agreement all of the built-in gain assets contributed by Clearwire and 50% of the built-in gain in the assets contributed by Sprint are accounted for under the so-called “remedial” method. Under that method, the non-contributing members are allocated “phantom” tax amortization deductions in the amount necessary to cause their tax amortization deductions to be equal to their capital account amortization on the built-in gain asset, and the contributing member (Clearwire, in the case of Old Clearwire assets) is allocated a matching item of phantom ordinary income. The remedial method is intended to ensure that the entire tax burden with respect to the built-in gain on a built-in gain asset is borne by the contributing member. Under the Operating Agreement, the remaining 50% of the built-in gain in the assets contributed by Sprint is accounted for under the so-called “traditional” method. Under that method, the tax amortization deductions allocated to the non-contributing members with respect to a built-in gain asset are limited to the actual tax amortization arising from the built-in gain asset. The effect of the traditional method is that some of the tax burden with respect to the built-in gain on a built-in gain asset is shifted to the non-contributing members, in the form of reduced tax amortization deductions.

The use of the remedial method for all of the Old Clearwire assets, but for only a portion of the former Sprint assets, means that Clearwire will bear the entire tax burden with respect to the built-in gain on the Old Clearwire assets, and will have shifted to it a portion of the tax burden with respect to the built-in gain on the former Sprint assets. Accordingly, Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and Clearwire may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire’s NOLs under Section 382 and Section 384 of the Code, Clearwire’s NOLs are generally expected to be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See “Risk Factors — The ability of Clearwire to use its NOLs to offset its income and gain is subject to limitation. If use of its NOLs is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire.” Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” and “Certain Relationships and Related Transactions, and Director Independence” .

Sales of certain former Clearwire assets by Clearwire Communications may trigger taxable gain to Clearwire.

If Clearwire Communications sells, in a taxable transaction, an Old Clearwire asset that had built-in gain at the time of its contribution to Clearwire Communications, then, under Section 704(c) of the Code, the tax gain on the sale of the asset generally will be allocated first to Clearwire in an amount up to the remaining (unamortized) portion of the built-in gain on the Old Clearwire asset. Under the Operating Agreement, unless Clearwire Communications has a bona fide non-tax business need (as defined in the Operating Agreement), Clearwire Communications will not enter into a taxable sale of Old Clearwire assets that are intangible property and that would cause Clearwire to be allocated under Section 704(c) more than $10 million of built-in gains during any 36-month period. For this purpose, Clearwire Communications will have a bona fide non-tax business need with respect to the sale of Old Clearwire assets, if (1) the taxable sale of the Old Clearwire assets will serve a bona fide business need of Clearwire Communications’ wireless broadband business and (2) neither the taxable sale nor the reinvestment or other use of the proceeds is significantly motivated by the desire to obtain increased income tax benefits for the members or to impose income tax costs on Clearwire. Accordingly, Clearwire may recognize built-in gain on the sale of Old Clearwire assets (1) in an amount up to $10 million, in any 36-month period, and (2) in greater amounts, if the standard of bona fide non-tax business need is satisfied. If Clearwire Communications sells Old Clearwire assets with unamortized built-in gain, then Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire’s NOLs under Section 382 and Section 384 of the Code, Clearwire’s NOLs are generally expected to be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See the section titled “Risk Factors — The ability of Clearwire to use its net operating losses to offset its income and gain is subject to limitation. If use of its NOLs is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire”. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business” and “Certain Relationships and Related Transactions, and Director Independence”.

Sprint and the Investors may shift to Clearwire the tax burden of additional built-in gain through a holding company exchange.

Under the Operating Agreement, Sprint or an Investor may affect an exchange of Clearwire Communications Class B Common Units and Class B Common Stock for Class A Common Stock by transferring to Clearwire a holding company that owns the Clearwire Communications Class B Common Units and Class B Common Stock in a transaction intended to be tax-free for United States federal income tax purposes (which the Operating Agreement refers to as a holding company exchange). In particular, if Clearwire, as the managing member of Clearwire Communications, has approved a taxable sale by Clearwire Communications of former Sprint assets that are intangible property and that would cause Sprint to be allocated under Section 704(c) of the Code more than $10 million of built-in gain during any 36-month period, then, during a specified 15-business-day period, Clearwire Communications will be precluded from entering into any binding contract for the taxable sale of the former Sprint assets, and Sprint will have the right to transfer Clearwire Communications Class B Common Units and Class B Common Stock to one or more holding companies, and to transfer those holding companies to Clearwire in holding company exchanges. In any holding company exchange, Clearwire will succeed to all of the built-in gain and other tax characteristics associated with the transferred Clearwire Communications Class B Common Units, including (1) in the case of a transfer by Sprint, any remaining portion of the built-in gain existing at the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Units, and any Section 704(c) consequences associated with that built-in gain, and (2) in the case of any transfer, any built-in gain arising after the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Units. Section 384 of the Code may limit the ability of Clearwire to use its NOLs arising before the holding company exchange to offset any built-in gain of Sprint or an Investor to which Clearwire succeeds in such an exchange. Accordingly, Clearwire may incur a material liability for taxes as a result of a holding company exchange, even if it has substantial NOLs. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the sections titled “Risk Factors — Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business”.

Applicable accounting rules relating to the exchange features of the Exchangeable Notes may result in increased non-cash interest expense and may cause volatility in our results of operations due to the requirement to adjust any derivative liability associated with the exchange features to fair value each quarter.

The exchange features contained within the Exchangeable Notes may be deemed to be an embedded derivative under ASC Topic 815, Derivatives and Hedging, which we refer to as ASC 815. In accordance with ASC 815, an embedded derivative related to the exchange features may require bifurcation from the debt component of the Exchangeable Notes and a separate valuation. If bifurcation is required, we would recognize the embedded derivative as a liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value within our results of operations each quarter. We would estimate the fair value of the embedded derivative primarily using the Black-Scholes model and other valuation methodologies. The Black-Scholes model and other valuation methodologies are complex and require significant judgments. Additionally, given the volatility of the Clearwire Corporation stock price and the stock price of other comparable companies, which have a direct impact on our valuation, future changes in the estimated fair value of the exchange features of the Exchangeable Notes may have a material impact on our results of operations. As a result of any required bifurcation of the embedded derivative related to the exchange features of the Exchangeable Notes under ASC 815, the carrying value of the Exchangeable Notes at issuance would be less than the par value of the Exchangeable Notes. The difference between the par value and the carrying value of the Exchangeable Notes as of the date of issuance would be reflected as an increase to our interest expense using the effective interest rate method over the term of the Exchangeable Notes. This discount accretion would result in a significantly higher rate of noncash interest expense within our results of operations over the stated interest rate of the Exchangeable Notes and a corresponding decrease to our net income.

ITEM 1B.	Unresolved Staff Comments

There were no unresolved staff comments as of the date of this filing.

ITEM 2.	Properties

Our executive offices are located in the Kirkland, Washington area, where we lease approximately 242,000 square feet of space. The leases for our executive offices expire at various dates through 2019.

We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our current facilities have sufficient capacity to meet the projected needs of our business for the next 12 months.

The following table lists our significant leased properties and the square footage of those properties:

Approximate Size
City, State (Function)	(Square Feet)

Kirkland, WA area (headquarters and administrative)	242,000
Herndon, VA (administrative and WiMAX lab)	130,000
Las Vegas, NV (call center)	55,000
Henderson, NV (administrative and warehouse space)	53,000
Milton, FL (call center)	40,000

We lease additional office space in many of our current and planned markets. We also lease approximately 167 retail stores and mall kiosks. Our retail stores, excluding mall kiosks, range in size from approximately 480 square feet to 2,800 square feet, with leases having terms typically from three to seven years. Internationally, as of December 31, 2010, we also have offices in Brussels, Belgium and Madrid, Spain.

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

On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. Oral argument before the Ninth Circuit Court of Appeals took place on November 3, 2010. The Court has not yet ruled on the appeal. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, which we refer to as BOR, a purported collection agency, as a co-defendant. The parties have stipulated that plaintiff may file a Fourth Amended Complaint adding two new class representatives. Clearwire’s response to the Fourth Amended Complaint is due March 3, 2011. Plaintiffs’ motion for class certification is due April 7, 2011. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

We have been engaged in ongoing negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage under our commercial agreements with Sprint. On October 29, 2010, we received a notice from Sprint initiating an arbitration process to resolve these issues. On November 22, 2010, in response to the notice, we commenced an arbitration action against Sprint with the American Arbitration Association, which we refer to as AAA. The primary dispute between the parties relates to the pricing to be paid to us for smartphone usage by Sprint and Sprint’s subscribers over our 4G network. In particular, the parties are disputing the proper interpretation and enforceability of the 4G MVNO Agreement with respect to the options for such smartphone pricing. We filed our Statement of Claim against Sprint on December 14, 2010. On January 21, 2011, Sprint

answered the Statement of Claim and asserted counterclaims seeking related relief under the 4G MVNO Agreement. On February 7, 2011, Clearwire filed its reply to Sprint’s counterclaims, denying all material allegations in Sprint’s response and counterclaims and asserting various affirmative defenses. The action will proceed before a single arbitrator, but no arbitrator has been appointed yet and no final hearing dates have been scheduled. Finally, while not part of this arbitration action, the parties have served on each other various notices preserving their rights to arbitrate certain invoices relating to multi-mode devices submitted by both parties under the 3G MVNO and 4G MVNO Agreements. But no arbitration action has been commenced with regard to any of those invoices at this time. The process is in the early stages, and its outcome is unknown.

On November 15, 2010 a purported class action was filed by Angelo Dennings against Clearwire in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include violations of the Computer Fraud and Abuse Act, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. Plaintiff had indicated that it will file an Amended Complaint adding additional class representatives by March 3, 2011. If the Amended Complaint is filed, Clearwire’s responsive motions are due March 31, 2011. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol “CLWR.” Prior to the closing of the Transactions, we were not publicly listed. The following table sets forth the quarterly high and low sales prices of Class A Common Stock as reported on the NASDAQ Global Select Market for the trading period of January 1, 2009 through December 31, 2010:

	High	Low

Year Ended December 31, 2009:
First Quarter	$5.38	$2.64
Second Quarter	$6.59	$4.05
Third Quarter	$9.42	$5.01
Fourth Quarter	$8.48	$5.35
Year Ended December 31, 2010:
First Quarter	$8.55	$5.89
Second Quarter	$8.60	$6.87
Third Quarter	$8.82	$5.99
Fourth Quarter	$8.31	$4.63

The last reported sales price of our Class A Common Stock on the NASDAQ Global Select Market on February 16, 2011 was $5.38.

As of February 16, 2011 there were 118 holders of record of Class A Common Stock. As many shares of Class A Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of Class A Common Stock represented by these record holders.

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

The table below presents information as of December 31, 2010 for our equity compensation plans, which was previously approved by Old Clearwire’s stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	To Be Issued Upon		Under Equity
	Exercise of		Compensation Plans
	Outstanding Options		(Excluding
	And Vesting of	Weighted Average	Securities
	Restricted	Exercise Price	Reflected in the
Plan Category	Stock Units	of Options(2)	First Column)

Equity compensation plans approved by stockholders	31,118,894 (1)	$11.80	55,324,492

(1)	Our equity compensation plans authorize the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Of these shares, 16,443,241are to be issued upon the exercise of outstanding options and 14,675,653 are to be issued pursuant to the vesting of outstanding restricted stock units.

(2)	As there is no exercise price for restricted stock units, this price represents the weighted average exercise price of stock options only.

Dividend Policy

We have not declared or paid any cash dividends on our Class A Common Stock since the closing of the Transactions. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes (as defined below) impose significant restrictions on our ability to pay dividends to our stockholders.

Performance Graph

The graph below compares the annual percentage change in the cumulative total return on our Class A Common Stock with the NASDAQ Composite Index and the NASDAQ Telecom Index. The graph shows the value as of December 31, 2010, of $100 invested on December 1, 2008, the day our stock was first publicly traded, in Class A Common Stock, the NASDAQ Composite Index and the NASDAQ Telecom Index.

Comparison of Cumulative Total Returns
Among Clearwire, NASDAQ Composite Index, and NASDAQ Telecom Index

	12/1/2008	12/31/2008	12/31/2009	12/31/2010
Clearwire	$100.00	$65.91	$90.37	$68.85
NASDAQ Composite Index	$100.00	$112.80	$162.30	$189.80
NASDAQ Telecom Index	$100.00	$112.14	$166.24	$172.76

ITEM 6.	Selected Financial Data

The information set forth below should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008(1)	2007(1)
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$556,826	$274,458	$20,489	$—
Cost of goods and services and network costs (exclusive of items shown separately below)	927,455	428,348	132,525	48,865
Selling, general and administrative expense	907,793	553,915	149,904	99,490
Depreciation and amortization	466,112	208,263	58,146	3,979
Spectrum lease expense	279,993	259,359	90,032	60,051
Loss from abandonment and impairment of network and other assets	190,352	7,916	—	—
Transaction related expenses	—	—	82,960	—

Total operating expenses	2,771,705	1,457,801	513,567	212,385

Operating loss	(2,214,879)	(1,183,343)	(493,078)	(212,385)

Other income (expense):
Interest income	4,965	9,691	1,091	—
Interest expense	(152,868)	(69,468)	(16,545)	—
Gain (loss) on derivative instruments	63,255	(6,976)	(6,072)	—
Other income (expense), net	(3,723)	(3,038)	(16,136)	4,022

Total other income (expense), net	(88,371)	(69,791)	(37,662)	4,022

Loss before income taxes	(2,303,250)	(1,253,134)	(530,740)	(208,363)
Income tax benefit (provision)	156	(712)	(61,607)	(16,362)

Net loss	(2,303,094)	(1,253,846)	(592,347)	(224,725)
Less: non-controlling interests in net loss of consolidated subsidiaries	1,815,657	928,264	159,721	—

Net loss attributable to Clearwire Corporation	$(487,437)	$(325,582)	$(432,626)	$(224,725)

Net loss per Clearwire Corporation Class A Common Share(2):
Basic	$(2.19)	$(1.72)	$(0.16)

Diluted	$(2.46)	$(1.74)	$(0.28)

Other Financial Data:
Capital expenditures	$2,664,750	$1,540,030	$574,957	$329,469

(1)	The year ended December 31, 2008 includes the results of operations for the Sprint WiMAX Business for the first eleven months of 2008 prior to the closing of the Transactions and the results of the combined operations of the Sprint WiMAX Business and Old Clearwire operations subsequent to the Closing. The 2007 operations data represents the Sprint WiMAX Business’ historical results of operations.

(2)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008 and for the years ended December 31, 2009 and 2010.

	As of December 31,
	2010	2009	2008	2007
	(In thousands)

Operating Data:
Subscribers:
United States:
Retail(1)	1,099	595	424	—
Wholesale(2)	3,246	46	—	—
International — Retail	40	47	51	—

(1)	Represents the number of household individuals and business or governmental entities receiving wireless broadband connectivity through our networks.

(2)	Represents the number of devices on our networks.

	As of December 31,
	2010	2009	2008	2007
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$1,233,562	$1,698,017	$1,206,143	$—
Investments (short- and long-term)	517,567	2,194,348	1,920,723	—
Property, plant and equipment, net	4,464,534	2,596,520	1,319,945	491,896
Spectrum licenses, net	4,417,492	4,495,134	4,471,862	2,642,590
Total assets	11,040,486	11,267,853	9,124,167	3,144,158
Long-term debt, net	4,017,019	2,714,731	1,350,498	—
Non-controlling interests	4,546,788	6,181,525	5,436,618	—
Total stockholders’ equity	5,869,998	7,772,368	7,502,810	2,464,936

CLEARWIRE CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements in this Annual Report on Form 10-K represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business. The factors or uncertainties that could cause actual results, performance or achievement to differ materially from forward-looking statements contained in this report are described in Item 1A, Risk Factors, and elsewhere in this report.

Overview

We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband network provide a connection anywhere within our coverage area.

During 2010, we focused on building out and augmenting our networks, increasing our retail and wholesale subscriber bases, expanding our wholesale partnerships, and obtaining additional capital. We increased the number of people covered by our networks by over 72.4 million in 2010, and increased our total subscriber base by almost 3.7 million subscribers. Additionally, we added new wholesale partners such as Best Buy and CBeyond during the year. As of December 31, 2010, our networks covered an estimated 117.1 million people in the United States and Europe. We offered our services in 88 markets in the United States covering an estimated 114.2 million people, including an estimated 112.0 million people covered by our 4G mobile broadband network in 71 markets. We ended the year with approximately 1.1 million retail and 3.3 million wholesale subscribers. Approximately 27% of our wholesale subscribers were users of multi-mode 3G/4G devices residing in areas where we have not yet launched 4G service, but from whom we currently receive nominal revenue. By the end of 2010, our 71 4G mobile broadband markets in the United States included major metropolitan areas such as Atlanta, Baltimore, Boston, Chicago, Cincinnati, Cleveland, Columbus, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Los Angeles, Miami, New York, Philadelphia, Pittsburg, Orlando, Salt Lake City, San Antonio, San Francisco, Seattle, St. Louis and Washington D.C. As of December 31, 2010, the remaining 17 markets in the United States continue to operate with a legacy network technology. Internationally, as of December 31, 2010, our networks covered an estimated 2.9 million people. We offer 4G mobile broadband services in Seville and Malaga, Spain.

In 2010, we raised approximately $1.7 billion in additional funding. In the fourth quarter of 2009, we distributed subscription rights at a price of $7.33 per share that were exercisable for up to 93,903,300 shares of our Class A common stock, which we refer to as the Rights Offering. The Rights Offering expired on June 21, 2010 and. rights to purchase 39.6 million shares of Class A Common Stock were exercised for an aggregate purchase price of $290.3 million. During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the Senior Secured Notes. During December 2010, we issued an additional $175.0 million

CLEARWIRE CORPORATION AND SUBSIDIARIES — (Continued)

of Senior Secured Notes, completed an offering of $500 million 12% second-priority secured notes, and completed offerings of aggregate $729.2 million 8.25% exchangeable notes, which we refer to as the Exchangeable Notes. The proceeds from these notes issuances and various vendor financing initiatives will allow us to focus on improving the operating performance of our business while seeking to raise additional capital.

In 2011, we plan to focus on improving the operating performance of our business and we do not expect to materially expand the coverage of our 4G mobile broadband network absent additional funding. We currently believe that the actions we are taking will cause our current business to generate positive cash flows over the next few years without the need for additional capital. We expect to do this by increasing the operating efficiencies related to our retail subscribers and continuing to grow our wholesale subscriber base. The success of our current plans will depend to a large extent on whether we succeed in growing our wholesale subscriber base and generating the revenue levels we currently expect for that portion of our business. However, our current plans are based on a number of assumptions about our future performance, which may prove to be inaccurate. These assumptions include, among other things, a favorable resolution of the current wholesale pricing disputes with Sprint, continued increases in sales of our services by Sprint and our other Initial Wholesale Partners, our ability to cause the services we offer over our 4G mobile broadband network to remain competitive with service offerings from our competitors, and our ability to reduce our operating expenses and capital expenditures. If any of the assumptions underlying our plans prove to be incorrect and, as a result, our business fails to perform as we expect, we may require substantial additional capital in the near and long-term to be able to continue to operate.

For the year ended December 31, 2010, substantially all of our wholesale subscribers and revenues came from Sprint with whom we are currently engaged in arbitration proceedings and related negotiations to resolve issues related to wholesale pricing under our commercial agreements with them. See “Legal Proceedings.” Although we currently anticipate that we and Sprint will resolve the pricing disputes in the near term, if we are unable to reach a satisfactory resolution of our current negotiations with them, or if Sprint fails to resell our services in the manner and amounts we expect, it could adversely affect our business prospects and results and we could be required to revise our current business plans. See “Risk Factors — We are currently involved in pricing disputes with Sprint relating to 4G usage by Sprint under our commercial agreements, and if the disputes are not resolved favorably to us, it could materially and adversely affect our business prospects, and results of operations and financial condition, and/or require us to revise our current business plans.” To execute our current plans, we must also successfully reduce our expenses by implementing various cost savings initiatives. Our actions have already included workforce reductions in 2010, which are expected to reduce labor and other costs by approximately $60.0 million annually. Furthermore, we intend to materially decrease our retail subscriber acquisition costs by focusing our sales efforts on lower cost channels such as indirect dealers and online sales, to reduce the amount we spend on marketing our retail services, to delay the launch of new devices, including smartphones and to outsource our customer care operations. We believe these initiatives will likely result in slower growth in our retail subscriber base in 2011 compared to prior periods as we pace our retail growth in an effort to maximize our financial resources.

We are also actively pursuing a number of alternatives for raising additional capital. Any additional capital may be used to cover any cash needs that may arise if the assumptions underlying our current plans prove to be inaccurate and to continue the development of our 4G mobile broadband network. Any additional capital available for network development will likely be used, among other things, to augment our network coverage and capacity in our existing markets, to expand the coverage of our 4G mobile broadband network to new markets, and to introduce new products or services into our retail business. Additionally, we may use a portion of any additional capital we raise to deploy alternative technologies to mobile WiMAX, such as LTE, on our networks either together with, or in place of, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services.

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, which we refer to as the CODM, in

CLEARWIRE CORPORATION AND SUBSIDIARIES — (Continued)

deciding how to allocate resources and in assessing performance. Operating segments can be aggregated for segment reporting purposes so long as certain aggregation criteria are met. We define the CODM as our Chief Executive Officer. As our business continues to mature, we assess how we view and operate our business. Based on the nature of our operations, we market a service that is basically the same service across our United States and international markets. Our CODM assesses and reviews our performance and makes resource allocation decisions at the domestic and international levels. For the years ended December 31, 2010, 2009 and 2008, we have identified two reportable segments: the United States and the International business.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to long-lived assets and intangible assets, including spectrum, derivatives and deferred tax asset valuation allowance.

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

We have identified the following accounting policies and estimates that involve a higher degree of judgment or complexity and that we believe are key to an understanding of our financial statements:

Spectrum Licenses

We have three types of arrangements for spectrum licenses: owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives and spectrum leases. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. As discussed in “Risk Factors — If we do not obtain and maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could adversely affect our ability to execute our business strategy,” most of our spectrum licenses in the United States are subject to substantial service requirements imposed by the FCC by May 1, 2011. We are in the process of implementing a plan to comply with the substantial service requirements by the deadline and we will likely seek waivers or extensions of the deadline from the FCC in some circumstances. Changes in these factors or our ability to meet the substantial service requirements may have a significant effect on our assessment of the useful lives of our owned spectrum licenses and failure to meet the substantial service requirements may result in a write-off of the carrying value of the associated spectrum licenses.

We assess the impairment of intangible assets with indefinite useful lives, consisting of spectrum licenses, at least annually, or whenever an event or change in circumstances indicates that the carrying value of such asset or group of assets may be impaired. Our annual impairment testing is performed as of each October 1st and we perform a review of the existence of events or changes in circumstances related to the impairment of our intangible assets with indefinite useful lives on a quarterly basis. Factors we consider important, any of which could trigger an impairment review, include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in our use of the assets or the strategy for our overall business; and

CLEARWIRE CORPORATION AND SUBSIDIARIES — (Continued)

•	significant negative industry or economic trends.

The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of the intangible asset with its carrying amount. We calculate the fair value of spectrum using a discounted cash flow model (the Greenfield Approach), which approximates value by assuming a company is started owning only the spectrum licenses, and then makes investments required to build an operation comparable to the one in which the licenses are presently utilized. We utilized a 10 year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out of a nationwide network. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures and timing of build out, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans. The discount rate used in the model represents a weighted average cost of capital taking into account the cost of debt and equity financing weighted by the percentage of debt and equity in a target capital structure and the perceived risk associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace’s long term growth rate. We validate the fair value obtained from the Greenfield Approach against market data, when available. We had no impairment of our indefinite lived intangible assets in the United States in any of the periods presented. If the projected buildout to the target population coverage was delayed by one year and the buildout rate of preceding periods were to decline by 5%, the fair values of the licenses, while less than currently projected, would still be higher than their book values. However, if there is a substantial adverse decline in the operating profitability of the wireless service industry, we could have material impairment charges in future years which could adversely affect our results of operations and financial condition.

Impairments of Long-lived Assets

We review our long-lived assets to be held and used, including property, plant and equipment, which we refer to as PP&E, and intangible assets with definite useful lives, which consists primarily of spectrum licenses with definite lives and subscriber relationships, for recoverability whenever an event or change in circumstances indicates that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Such circumstances include, but are not limited to the following:

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

We evaluate quarterly, or as needed, whether such events and circumstances have occurred. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. When such events or circumstances exist, we determine the recoverability of the asset’s carrying value by estimating the undiscounted future net cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use of the asset. Recoverability analyses, when performed, are based on probability-weighted forecasted cash flows that consider our business and technology strategy, management’s views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, an impairment, if any, is recognized for the difference between the fair value of the asset and its carrying value.

CLEARWIRE CORPORATION AND SUBSIDIARIES — (Continued)

Our long-lived assets, consisting of PP&E and definite-lived intangible assets such as subscriber relationships and our spectrum licenses in the United States, are combined into a single asset group for purposes of testing impairment because management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with the management’s strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network. Internationally, our long-lived assets, consisting of PP&E, definite-lived intangible assets such as subscriber relationships, and our spectrum assets are primarily combined into a single asset group for each country in which we operate for purposes of testing impairment.

In the third quarter of 2010, due to our continued losses and significant uncertainties surrounding our ability to obtain required liquidity to fund our operating and capital needs, management concluded that an adverse change in circumstances existed requiring us to assess the recoverability of the carrying value of our long-lived assets. Based on this assessment, we determined that the carrying value of our long-lived assets in the United States was recoverable, primarily supported by the fair value of our spectrum licenses. Management has determined that a similar assessment was not necessary in the fourth quarter.

Property, Plant & Equipment

A significant portion of our total assets is PP&E. PP&E represented $4.46 billion of our $11.04 billion in total assets as of December 31, 2010. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we periodically review these factors to assess the remaining life of our asset base. When these factors indicate that an asset’s useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life.

We capitalize certain direct costs, including certain salary and benefit costs and overhead costs, incurred to prepare the asset for its intended use. We also capitalize interest associated with certain acquisition or construction costs of network-related assets. Capitalized interest and direct costs are reported as part of the cost of the network-related assets and as a reduction in the related expense in the statement of operations.

We periodically assess certain assets that have not yet been deployed in our networks, including network equipment and cell site development costs. This assessment includes the write-off of network equipment for estimated shrinkage experienced during the deployment process and the write-down of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet our strategic network plans and will not be deployed. With the substantial completion of our prior build plans and due to the uncertainty of the extent and timing of future expansion of our networks, we reviewed all network projects in process. Any network projects in process that no longer fit within management’s strategic network plans were abandoned and the related costs written down. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology and industry trends, additional projects could be identified for abandonment, for which the associated write-downs could be material.

Derivative Valuation

Derivative financial instruments are recorded as either assets or liabilities on our consolidated balance sheet at their fair value on the date of issuance and are remeasured to fair value on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as Other income or expense. At December 31, 2010, derivative financial instruments requiring revaluation are composed primarily of the exchange options, which we refer to as Exchange Options, embedded in our Exchangeable Notes issued in December 2010 that were required to be accounted for separately from the debt host contract.

CLEARWIRE CORPORATION AND SUBSIDIARIES — (Continued)

Valuation of the Exchange Options requires assumptions involving judgment as they are embedded derivatives within host contracts and consequently are not traded on an exchange. We estimate the fair value using a trinomial option pricing model based on the individual characteristics of the exchange feature, observable market-based inputs for stock price and risk-free interest rate, and an assumption for volatility. Estimated volatility is a measure of risk or variability of our stock price over the life of the option. The estimated volatility is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for the general conditions of the market as well as company-specific factors such as our market trading volume and the expected future performance of the company. Our stock’s volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $51.5 million, or a gain of $53.6 million, respectively.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. Deferred tax asset valuations require significant management judgment in making such determination. In doing so, we consider all available positive and negative evidence, including our limited operating history, scheduled reversals of deferred tax liabilities, projected future taxable income/loss, tax planning strategies and recent financial performance. We believe that our estimates are reasonable; however, actual results could differ from these estimates.

Results of Operations

The following table sets forth as reported operating data for the periods presented (in thousands, except per share data).

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008(1)

Revenues	$556,826	$274,458	$20,489
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	927,455	428,348	132,525
Selling, general and administrative expense	907,793	553,915	149,904
Depreciation and amortization	466,112	208,263	58,146
Spectrum lease expense	279,993	259,359	90,032
Loss from abandonment and impairment of network and other assets	190,352	7,916	—
Transaction related expenses	—	—	82,960

Total operating expenses	2,771,705	1,457,801	513,567

Operating loss	(2,214,879)	(1,183,343)	(493,078)
Other income (expense):
Interest income	4,965	9,691	1,091
Interest expense	(152,868)	(69,468)	(16,545)
Gain (loss) on derivative instruments	63,255	(6,976)	(6,072)
Other expense, net	(3,723)	(3,038)	(16,136)

Total other income (expense), net	(88,371)	(69,791)	(37,662)

Loss before income taxes	(2,303,250)	(1,253,134)	(530,740)
Income tax benefit (provision)	156	(712)	(61,607)

Net loss	(2,303,094)	(1,253,846)	(592,347)
Less: non-controlling interests in net loss of consolidated subsidiaries	1,815,657	928,264	159,721

Net loss attributable to Clearwire Corporation	$(487,437)	$(325,582)	$(432,626)

Net loss attributable to Clearwire Corporation per Class A Common Share(2):
Basic	$(2.19)	$(1.72)	$(0.16)

Diluted	$(2.46)	$(1.74)	$(0.28)

(1)	The year ended December 31, 2008 includes the results of operations for the Sprint WiMAX Business for the first eleven months of 2008 prior to the closing of the Transactions and the results of our operations subsequent to the Closing.

(2)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008 and for the years ended December 31, 2010 and 2009.

Revenues

Retail revenues are primarily generated from subscription and modem lease fees for our 4G and Pre-4G services, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services. Wholesale revenues are primarily generated from monthly service fees for our 4G services.

	Year Ended			Percentage	Percentage
	December 31,			Change 2010	Change 2009
(In thousands, except percentages)	2010	2009	2008	Versus 2009	Versus 2008

Retail revenue	$502,293	$269,373	$20,489	86.5%	1214.7%
Wholesale revenue	50,593	2,503	—	1921.3%	N/M
Other revenue	3,940	2,582	—	52.6%	N/M

Total revenues	$556,826	$274,458	$20,489	102.9%	1239.5%

The increase in revenues for 2010 compared to 2009 is due primarily to the continued expansion of our retail and wholesale subscriber base as we expanded our networks into new markets. As of December 31, 2010, we offered our services in areas in the United States and Europe covering an estimated 117.1 million people, compared to 44.7 million people as of December 31, 2009. We had approximately 1.1 million retail and 3.3 million wholesale subscribers as of December 31, 2010, compared to approximately 642,000 retail and 46,000 wholesale subscribers as of December 31, 2009. As of December 31, 2010, approximately 27% of our wholesale subscribers consisted of subscribers on multi-mode 3G/4G devices that resided outside of our currently launched 4G markets, but for whom we receive nominal revenue. Wholesale revenue in 2010 is based upon minimal wholesale rate and usage assumptions due to unresolved issues around wholesale pricing for wholesale transactions with Sprint. Revenues in the United States represented 96% and international represented 4% of total revenues for the year ended December 31, 2010, compared to 88% for the United States and 12% for international for the year ended December 31, 2009.

The increase in revenues for 2009 compared to 2008 is primarily due to twelve months of revenues received from our operation of markets in 2009, compared to one month for 2008 following the Closing on November 28, 2008, when we acquired all of the Old Clearwire markets and subscribers. We also launched 10 new 4G markets in 2009, primarily in the latter half of the year, and began offering our services through Wholesale Partners in all of our 4G markets. As of December 31, 2009, we operated our services in 57 domestic and 4 international markets, compared to 47 domestic and 4 international markets as of December 31, 2008. Total subscribers in all markets were approximately 688,000 as of December 31, 2009, compared to 475,000 as of December 31, 2008. Revenues in the United States represented 88% and international represented 12% of total revenues for the year ended December 31, 2009, compared to 87% for the United States and 13% for international for the year ended December 31, 2008.

We expect revenues to continue to increase in future periods primarily due to expected growth in wholesale subscribers and the full year benefit of subscribers acquired during 2010.

Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs primarily includes tower costs including rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP, and charges for the write-off of network equipment due to identified differences between recorded amounts and the results of physical counts and excess and obsolescence. Cost of goods and services also includes the cost of CPE sold to subscribers. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites.

	Year Ended			Percentage	Percentage
	December 31,			Change 2010	Change 2009
(In thousands, except percentages)	2010	2009	2008	Versus 2009	Versus 2008

Cost of goods and services and network costs	$927,455	$428,348	$132,525	116.5%	223.2%

For the year ended December 31, 2010, we incurred approximately $519.7 million in tower costs and $94.7 million in network costs, compared to approximately $279.4 million in tower costs and $33.0 million in network costs in the prior year. These increases are primarily due to an increase in the number of tower leases and an increase in related backhaul and network expenses resulting from our network expansion activities and the launch of 44 new 4G markets during 2010.

During the year ended December 31, 2010, we incurred approximately $159.2 million in charges related to obsolete CPE, write-offs of identified differences between recorded amounts and the results of physical counts of network base station equipment and an increase in our reserve for excess and obsolete equipment. Shrinkage of network base station equipment primarily represents losses experienced during the deployment process, while the reserves for excess and obsolete equipment represents the costs of equipment that exceeds our current needs, or is no longer being deployed in the networks due to obsolescence. Write-offs of CPE primarily represent leased modems not expected to be recovered from former subscribers. During 2009, we incurred approximately $53.0 million due to write-offs of CPE, identified differences between recorded amounts and the results of physical counts of network base station equipment and an increase in reserves for excess and obsolete equipment.

For the year ended December 31, 2009, we incurred approximately $279.4 million in tower costs and $33.0 million in network costs, compared to approximately $48.7 million in tower costs and $21.9 million in network costs in 2008. These increases are primarily due to an increase in the number of tower leases and an increase in related backhaul and network expenses resulting from the launch of 27 new 4G markets during 2009. We incurred twelve months of tower costs and related backhaul and network expenses during 2009, compared to one month for 2008 following the Closing on November 28, 2008, when we acquired all of the Old Clearwire tower leases and backhaul agreements.

We expect costs of goods and services and network costs, excluding the impact of write-offs and obsolescence allowance described above, to continue to increase in future periods as we operate our networks in our launched markets for a full year.

Selling, General and Administrative Expense

Selling, general and administrative, which we refer to as SG&A, expenses include all of the following: costs associated with salaries and benefits; advertising, trade shows, public relations, promotions and other market development programs; facilities costs; third-party professional service fees; customer care; sales commissions; bad debt expense; and administrative support activities, including executive, finance and accounting, IT, legal, human resources, treasury and other shared services.

	Year Ended			Percentage	Percentage
	December 31,			Change 2010	Change 2009
(In thousands, except percentages)	2010	2009	2008	Versus 2009	Versus 2008

Selling, general and administrative expense	$907,793	$553,915	$149,904	63.9%	269.5%

The increase in SG&A expenses for the year ended December 31, 2010 as compared to the same period in 2009 is primarily due to the higher sales and marketing and customer care expenses as well as additional resources, headcount and shared services that we utilized as we launched our 4G mobile broadband services in additional markets in 2010. Marketing and advertising costs increased $115.0 million, or 116%, in 2010 from 2009 due to the increase in gross subscriber additions and costs incurred in support of the launch of 44 new 4G markets during 2010. Employee related costs increased $181.4 million, or 55%, in 2010 compared to 2009 primarily due to an increase in headcount during the year. Prior to the workforce reductions announced in November 2010, we had approximately 4,200 employees. Our average employee headcount increased approximately 46% for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

The increase in SG&A expenses in 2009 compared to 2008 is consistent with the additional resources, headcount and shared services that we utilized as we continued to build and launch our 4G mobile broadband services in additional markets, especially the higher sales and marketing and customer care expenses in support of the launch of new markets. Employee headcount increased at December 31, 2009 to approximately 3,440 employees compared to approximately 1,635 employees at December 31, 2008.

We expect SG&A expense to decrease in future periods as we decrease our retail subscriber acquisition costs by focusing our sales efforts on lower cost channels and we experience the full year effects of our recent cost containment measures, including the workforce reductions announced in November 2010.

Depreciation and Amortization

	Year Ended			Percentage	Percentage
	December 31,			Change 2010	Change 2009
(In thousands, except percentages)	2010	2009	2008	Versus 2009	Versus 2008

Depreciation and amortization	$466,112	$208,263	$58,146	123.8%	258.2%

Depreciation and amortization expense primarily represents the depreciation recorded on PP&E and amortization of intangible assets and definite-lived owned spectrum. The increase during the year ended December 31, 2010 as compared to the same period in 2009 is primarily a result of new network assets placed into service to support our launched markets.

The increase in 2009 is primarily a result of new network assets placed into service to support our launches and continued network expansion. The increase is also due to 12 months depreciation and amortization expense recorded on assets acquired in connection with our acquisition of Old Clearwire, compared to approximately one month in 2008 for the period after the Closing on November 28, 2008.

We expect depreciation and amortization will continue to increase during 2011 as we record a full year of depreciation for assets put into service during 2010 in our new 4G markets.

Spectrum Lease Expense

	Year Ended			Percentage	Percentage
	December 31,			Change 2010	Change 2009
(In thousands, except percentages)	2010	2009	2008	Versus 2009	Versus 2008

Spectrum lease expense	$279,993	$259,359	$90,032	8.0%	188.1%

Total spectrum lease expense increased $20.6 million in 2010 compared to 2009 as a result of an increase in the number of spectrum leases held by us.

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

While we do not expect to add a significant number of new spectrum leases in 2011, we do expect our spectrum lease expense to increase. As we renegotiate the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.

Loss from Abandonment and Impairment of Network and Other Assets

	Year Ended
	December 31,
(In thousands, except percentages)	2010	2009	2008

Loss from abandonment and impairment of network and other assets	$190,352	$7,916	$—

To date, we have invested heavily in building, deploying and augmenting our networks. In connection with the deployment of our networks, we have incurred substantial losses resulting from the abandonment of projects that cease to fit within management’s strategic plans. We identified projects undertaken in connection with our network build-out for abandonment if they were not incorporated into our networks at launch and no longer fit within our future build plans. For projects that were abandoned, the related costs were written down, resulting in a charge of approximately $180.0 million. During 2009, we incurred approximately $7.9 million for the abandonment of network projects that no longer met management’s strategic network plans. There were no charges recorded for abandonment of network projects for the year ended December 31, 2008. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology and industry trends additional projects could be identified for abandonment, for which the associated write-downs could be material.

Additionally, during the year ended December 31, 2010, we recorded an impairment charge of $2.6 million related to our indefinite-lived spectrum assets in Ireland in conjunction with our sale of those operations, as well as impairment losses of $7.8 million related to network and other intangible assets in our international operations. There were no impairment losses recorded in the years ended December 31, 2009 and 2008.

Transaction Related Expenses

	Year Ended
	December 31,
(In thousands, except percentages)	2010	2009	2008

Transaction related expenses	$—	$—	$82,960

Transaction related expenses in 2008 include a one-time $80.6 million settlement loss resulting from the termination of spectrum lease agreements under which Sprint leased spectrum to Old Clearwire prior to the Closing. As part of the Closing, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Closing, the spectrum lease agreements were effectively terminated, and the settlement of those agreements was accounted for as a separate element apart from the business combination. The settlement loss recognized from the termination was valued based on the amount by which the agreements were favorable or unfavorable to our business as compared to current market rates. We had no comparable expenses in 2010 or 2009.

Interest Expense

	Year Ended
	December 31,
(In thousands, except percentages)	2010	2009	2008

Interest expense	$(152,868)	$(69,468)	$(16,545)

We incurred $361.5 million and $209.6 million in gross interest costs during the years ended December 31, 2010 and 2009, respectively. Interest costs were partially offset by capitalized interest of $208.6 million and $140.2 million for the years ended December 31, 2010 and 2009, respectively. Interest expense also includes adjustments to accrete our debt to par value. The increase in interest expense for the year ended December 31, 2010 as compared to the same period in 2009 is due primarily to the issuance of the Senior Secured Notes in November 2009, which increased the outstanding principal balances by approximately $1.36 billion during 2010 as compared to 2009.

For the year ended December 31, 2009, we incurred twelve months of interest costs totaling $209.6 million, which were partially offset by capitalized interest of $140.2 million. Interest expense for 2008 included $7.9 million of interest expense recorded on the note payable to Sprint for the repayment of an obligation to reimburse Sprint for financing the Sprint WiMAX Business between April 1, 2008 and the Closing, which we refer to as the Sprint Pre-Closing Financing Amount, and one month of interest expense totaling $8.6 million on the long-term debt acquired from Old Clearwire.

We expect interest expense to increase next year compared to 2010 as we will incur a full year of interest costs for the additional $1.40 billion of debt issued during December 2010 and a full year of accretion of the significant discount on the Exchangeable Notes resulting from separation of the Exchange Options. In addition, capitalized interest is expected to be reduced as network expansion activities subside.

Gain (Loss) on Derivative Instruments

	Year Ended
	December 31,
(In thousands, except percentages)	2010	2009	2008

Gain (loss) on derivative instruments	$63,255	$(6,976)	$(6,072)

In connection with the issuance of the Exchangeable Notes in December 2010, we recognized a derivative liability relating to the Exchange Options embedded in those notes with an estimated fair value at issuance of $231.5 million. The change in estimated fair value is required to be recognized in earnings during the period. For the year ended December 31, 2010, we recorded a gain of $63.6 million for the change in estimated fair value of the Exchange Options. These instruments were not outstanding during 2009 and 2008. The $7.0 million and $6.1 million losses recorded during the years ended December 31, 2009 and December 31, 2008, respectively, were related to interest rate swap contracts which were used as economic hedges of the interest rate risk related to a portion of our Senior Term Loan Facility. We terminated these swap contracts during the fourth quarter of 2009 in connection with the retirement of our Senior Term Loan Facility.

We expect the gain (loss) on derivative instruments to fluctuate significantly in 2011 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as stock price and volatility. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Stock Price Risk.

Other Income (Expense), Net

	Year Ended
	December 31,
(In thousands, except percentages)	2010	2009	2008

Other-than-temporary impairment loss on investments	$—	$(10,015)	$(17,036)
Gain on debt extinguishment	—	8,252	—
Other	(3,723)	(1,275)	900

Total	$(3,723)	$(3,038)	$(16,136)

For the year ended December 31, 2010, the other expense is primarily related to the losses from equity investees, which was partially offset by gains from the disposition of certain foreign subsidiaries.

During 2009, we recorded an other-than-temporary impairment loss of $10.0 million on our other debt securities. During the year ended December 31, 2008, we incurred other-than-temporary impairment losses of $17.0 million related to these securities. We acquired our other debt securities as a result of the acquisition of Old Clearwire on November 28, 2008.

During November 2009, we recorded a gain of $8.3 million in connection with the retirement of our Senior Term Loan Facility and terminated the interest rate swap contracts.

Income Tax Benefit (Provision)

	Year Ended
	December 31,
(In thousands, except percentages)	2010	2009	2008

Income tax benefit (provision)	$156	$(712)	$(61,607)

The decrease in the income tax provision for 2010 compared to 2009 is primarily due to the change in our deferred tax position as a result of the disposition of certain foreign subsidiaries. These foreign subsidiaries had deferred tax liabilities associated with their ownership of spectrum. Upon the sale of these subsidiaries, the amount of deferred tax liability was reduced and a benefit obtained.

The significant decrease in the income tax provision for 2009 compared to 2008 is primarily due to the change in our deferred tax position as a result of the Closing. Prior to the Closing, the income tax provision was primarily due to increased deferred liabilities from additional amortization taken for federal income tax purposes by the Sprint WiMAX Business on certain indefinite-lived licensed spectrum. As a result of the Closing, the only United States temporary difference is the basis difference associated with our investment in Clearwire Communications, a partnership for United States income tax purposes.

Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Year Ended
	December 31,
(In thousands, except percentages)	2010	2009	2008

Non-controlling interests in net loss of consolidated subsidiaries	$1,815,657	$928,264	$159,721

The non-controlling interests in net loss represent the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, Comcast, Time Warner Cable, Intel, Bright House and Eagle River of Clearwire Communications Class B Common Units. As of December 31, 2010, 2009 and 2008, the non-controlling interests share in net loss was 75%, 79% and 73%, respectively. Approximately one month of losses was allocated to the non-controlling interests in 2008 as there were no non-controlling interests prior to the Closing.

Liquidity and Capital Resource Requirements

To date we have invested heavily in building and augmenting our 4G mobile broadband network. During 2010, we continued to develop and launch our 4G mobile broadband network in large metropolitan areas in the United States, including the fourth quarter launches of New York, San Francisco and Los Angeles. In 2011, we plan to focus on improving the operating performance of our business while seeking to raise additional capital to continue the operation and expansion of our business and the development of our 4G mobile broadband network.

In 2010, we received aggregate proceeds of approximately $290.3 million from a rights offering that expired in June 2010. Additionally, we entered into vendor financing and capital lease facilities allowing us to obtain up to $254.0 million of financing. Notes may be entered into under a $155.3 million vendor financing facility until January 31, 2012. We utilized $60.3 million of this vendor financing facility in 2010. The proceeds were used to acquire equipment for the deployment of our 4G mobile broadband network. Capital leases with 4 year lease terms may be entered into under a $99.0 million capital lease facility until August 16, 2011. In addition to the above facilities, we also lease certain network construction equipment under capital leases with 12 year lease terms. As of December 31, 2010, approximately $132.4 million of our outstanding debt, comprised of vendor financing and capital lease obligations, is secured by assets classified as Network and base station equipment.

During December 2010, Clearwire Communications issued additional $175.0 million of Senior Secured Notes with the same terms as the Senior Secured Notes issued in December 2009, and we completed an offering of $500 million 12% Second-Priority Secured Notes due 2017. The Second-Priority Secured Notes provide for bi-annual payments of interest in June and December and bear interest at the rate of 12% per annum. During December 2010, we also completed an offering of $729.2 million 8.25% Exchangeable Notes due 2040. The Exchangeable Notes may be redeemed in approximately 7 years because the holders have the right, as of December 17, 2017, to require us to repurchase the notes and we have the right to redeem the notes at that time. The Exchangeable Notes provide for bi-annual payments of interest in June and December and bear interest at the rate of 8.25%.

During the year ended December 31, 2010, we incurred $2.30 billion of net losses. We utilized $1.17 billion of cash in operating activities and spent $2.66 billion on capital expenditures in the development of our networks. We do not expect our operations to generate positive cash flows during the next twelve months. As of December 31, 2010, we had available cash and short-term investment of approximately $1.74 billion. We believe that, as of December 31, 2010, we have cash and short-term investments sufficient to cause our estimated liquidity needs to be satisfied for at least the next 12 months based on our current plans as further discussed below.

Over the next few years, we currently expect the actions we are taking will enable our current business to generate positive cash flows without the need for additional capital. However, our current plans are based on a number of assumptions about our future performance, many of which are outside of our control and which may prove to be inaccurate. These assumptions include, among other things, a favorable resolution of the current wholesale pricing disputes with Sprint, continued increases in our wholesale subscriber base and increased usages by such subscribers, our ability to cause the services we offer over our 4G mobile broadband network to remain competitive with service offerings from our competitors, and our ability to reduce our operating expenses and capital expenditures. If any of the assumptions underlying our plans prove to be incorrect and, as a result, our business fails to perform as we expect, we may require substantial additional capital in the near and long-term to be able to continue to operate.

Although our primary focus in 2011 is on operating our current business, we are seeking additional capital that would allow us to continue the development of our 4G mobile broadband network. We will also continue to evaluate our plans and strategies, which may result in changes to our plans that could be material and that may significantly increase our capital requirements in the near and/or long term. These changes may include, among other things, improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area, modifying our sales and marketing strategy and/or acquiring additional spectrum. We also may elect to deploy alternative technologies to mobile WiMAX, such as LTE, either in place of, or together with, mobile WiMAX if we determine it is necessary to cause the 4G mobile broadband services we offer to remain competitive or to expand the number and types of devices that may be used to access our services.

The amount and timing of any additional financings to satisfy our additional capital needs are difficult to estimate at this time. If we are unable to raise sufficient additional capital that we may determine is necessary or desirable for our business, our business prospects, financial condition and results of operations may be adversely affected. A special committee of our board of directors has been formed to explore sources of additional capital and to pursue other strategic alternatives for our business. Sources of additional capital could include issuing additional equity securities in public or private offerings or seeking additional debt financing. Any additional equity financing would be dilutive to our stockholders. With our existing indebtedness, including the financing completed in 2010, it may be difficult for us to obtain additional debt financing on acceptable terms or at all. If we were successful in obtaining additional debt financing it would increase our future financial commitments. We may also decide to sell additional equity or debt securities in our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities.

Further, to satisfy our need for additional capital, as discussed above, we may elect to sell certain assets, which we believe are not essential to our business. In the second half of 2010, we initiated a process to seek bids for the potential sale of certain excess spectrum. During the process, we received offers to purchase varying amounts of our spectrum from multiple parties, some of whom also expressed interest in exploring other strategic transactions. Currently, we are evaluating the offers received for our spectrum and holding discussions with the interested parties. As a result, we have not yet made a determination as to whether to proceed with a sale, if any.

Lastly, recent distress in the financial markets has resulted in extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that external factors have not had a significant impact to our financial position or liquidity during 2010. If the national or global economy or credit market conditions in general were to deteriorate in the future, it is possible that such changes could adversely affect our ability to obtain additional external financing.

Cash Flow Analysis

The following analysis includes the sources and uses of cash for the Sprint WiMAX Business for the first eleven months of 2008 prior to the Closing and the sources and uses of cash for Clearwire subsequent to the Closing.

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

The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net cash used in operating activities	$(1,168,713)	$(472,484)	$(406,306)
Net cash used in investing activities	(1,013,218)	(1,782,999)	(2,245,830)
Net cash provided by financing activities	1,718,001	2,745,847	3,857,755
Effect of foreign currency exchange rates on cash and cash equivalents	(525)	1,510	524

Total net cash flows	(464,455)	491,874	1,206,143
Cash and cash equivalents at beginning of period	1,698,017	1,206,143	—

Cash and cash equivalents at end of period	$1,233,562	$1,698,017	$1,206,143

Operating Activities

Net cash used in operating activities increased $696.2 million for the year ended December 31, 2010 as compared to the prior year primarily due to payments for operating expense as we continue to expand and operate our business. The increased operating expense payments were partially offset by an increase in cash collections from subscribers of approximately 96% year over year.

Net cash used in operating activities was $472.5 million for the year ended December 31, 2009 compared to $406.3 million in 2008. The increase is primarily due to an increase in all operating expenses, as we continue to expand and operate our business, and interest payments to service debt. This is partially offset by $268.1 million in cash received from subscribers, which increased as we grew our subscribers and launched additional markets.

Investing Activities

During the year ended December 31, 2010, net cash used in investing activities decreased $769.8 million as compared to the prior year. This change was due primarily to net dispositions of available-for-sale investments of $1.68 billion partially offset by increased capital expenditures related to the expansion of our networks of $2.66 billion.

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

Financing Activities

Net cash provided by financing activities was $1.72 billion for the year ended December 31, 2010, resulting primarily from $290.3 million of proceeds received from the Rights Offering, $684.1 million of cash received from the issuance of the Senior Secured Notes and Second Priority Notes and $729.2 million of cash received from the issuance of the Exchangeable Notes.

Net cash provided by financing activities was $2.75 billion for the year ended December 31, 2009, resulting primarily from $1.48 billion of cash received from the Private Placement, $2.47 billion received from the issuance of the Senior Secured Notes and the Rollover Notes, $12.2 million in proceeds from the issuance of shares of Class A Common Stock to CW Investments Holdings LLC and proceeds from exercises of Class A Common Stock options. These are partially offset by payments of $1.17 billion on our Senior Term Loan Facility, which was retired on November 24, 2009.

Our payment obligations under the Senior Secured Notes, Rollover Notes and Second Priority Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The Senior Secured Notes, Rollover Notes and Second Priority Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guaranteeing indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets. At December 31, 2010, we were in compliance with our debt covenants.

Net cash provided by financing activities was $3.86 billion for the year ended December 31, 2008, resulting primarily from $3.20 billion of cash received from the Investors, $532.2 million pre-transaction funding from Sprint and $392.2 million from the Sprint Pre-Closing Financing Amount, up through the Closing. These are partially offset by $213.0 million paid to Sprint for partial reimbursement of the pre-closing financing, a $50.0 million debt financing fee and a $3.6 million payment on our Senior Term Loan Facility.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2010. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of December 31, 2010 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$4,236,995	$15,062	$40,168	$2,952,515	$1,229,250
Interest payments	3,997,363	474,514	950,972	947,799	1,624,078
Operating lease obligations(1)	13,630,873	391,193	887,770	918,670	11,433,240
Spectrum lease obligations	5,950,009	156,579	325,094	335,631	5,132,705
Spectrum service credits	107,682	1,130	2,260	2,260	102,032
Capital lease obligations(2)	126,297	12,450	25,753	25,534	62,560
Signed spectrum agreements	9,925	9,925	—	—	—
Network equipment purchase obligations(3)	40,222	40,222	—	—	—
Other purchase obligations(4)	188,557	68,043	80,541	21,954	18,019

Total(5)	$28,287,923	$1,169,118	$2,312,558	$5,204,363	$19,601,884

(1)	Includes executory costs of $36.2 million.

(2)	Payments include $54.1 million representing interest.

(3)	Network equipment purchase obligations represent purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.

(4)	Other purchase obligations include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. The amounts actually paid under some of these “other” agreements will likely be higher than the minimum commitments due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors.

(5)	In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods or services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We will adopt the new accounting guidance beginning January 1, 2011. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, our stock price risk, foreign currency exchange rates and changes in the market value of investments due to credit risk.

Interest Rate Risk

Our primary interest rate risk is associated with our cash equivalents and investment portfolio. We presently invest primarily in money market mutual funds and United States Government and Agency Issues maturing approximately 15 months or less from the date of purchase.

Our cash equivalent and investment portfolio has a weighted average maturity of 3.8 months and a market yield of 0.09% as of December 31, 2010. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.

We have long-term fixed-rate debt with a book value of $3.90 billion and $72.2 million of long-term fixed-rate capital lease obligations outstanding at December 31, 2010. The fair value of the debt fluctuates as interest rates change, however, there is no impact to earnings and cash flows as we expect to hold the debt, with the exception of the Exchangeable Notes, to maturity unless market and other factors are favorable. The Exchangeable Notes, with a carrying value of $499.1 million at December 31, 2010 and a maturity of 2040, are expected to be redeemed in approximately 7 years given on December 1, 2017, the holders have the right to require us to repurchase the notes and we have the right to redeem the notes.

We also have variable rate promissory notes which expose us to fluctuations in interest expense and payments caused by changes in interest rates. At December 31, 2010, we had $60.3 million aggregate principal outstanding of variable rate promissory notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $502,000.

Stock Price Risk

The Exchange Options embedded in the Exchangeable Notes issued in December 2010 constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock’s volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of $69.0 million or a gain of $59.7 million, respectively. Our stock’s volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $51.5 million or a gain of $53.6 million, respectively.

Foreign Currency Exchange Rate Risk

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

Credit Risk

At December 31, 2010, we held available-for-sale short-term and long-term investments with a fair value and carrying value of $517.6 million and a cost of $511.1 million, comprised of United States Government and Agency Issues and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. Approximately 34% of our investments at December 31, 2010 were concentrated in United States Treasury Securities that are considered the least risky investment available to United States investors. The remainder of our portfolio is primarily comprised of United States agency and other debentures. The estimated fair values of these investments are subject to fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.

Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of December 31, 2010 the total fair value and carrying value of our security interests in CDOs was $15.3 million and our cost was $9.0 million. We also own other debt securities, with a carrying value and cost of $0 at December 31, 2010, that are Auction Rate Market Preferred securities issued by a monoline insurance company. These securities are perpetual and do not have a final stated maturity.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2011

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$1,233,562	$1,698,017
Short-term investments	502,316	2,106,661
Restricted cash	1,050	1,166
Accounts receivable, net of allowance of $4,313 and $1,956	26,187	6,253
Notes receivable	4,899	5,402
Inventory, net	17,432	12,624
Prepaids and other assets	80,155	46,466

Total current assets	1,865,601	3,876,589
Property, plant and equipment, net	4,464,534	2,596,520
Restricted cash	30,524	5,620
Long-term investments	15,251	87,687
Spectrum licenses, net	4,417,492	4,495,134
Other intangible assets, net	62,908	91,713
Investments in affiliates	14,263	10,647
Other assets	169,913	103,943

Total assets	$11,040,486	$11,267,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$455,890	$496,233
Other current liabilities	230,963	47,194

Total current liabilities	686,853	543,427
Long-term debt, net	4,017,019	2,714,731
Deferred tax liabilities, net	5,564	6,353
Other long-term liabilities	461,052	230,974

Total liabilities	5,170,488	3,495,485
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 shares authorized; 243,544 and 196,767 shares issued and outstanding, respectively	24	20
Class B common stock, par value $0.0001, 1,000,000 shares authorized; 743,481 and 734,239 shares issued and outstanding, respectively	74	73
Additional paid-in capital	2,221,110	2,000,061
Accumulated other comprehensive income	2,495	3,745
Accumulated deficit	(900,493)	(413,056)

Total Clearwire Corporation stockholders’ equity	1,323,210	1,590,843
Non-controlling interests	4,546,788	6,181,525

Total stockholders’ equity	5,869,998	7,772,368

Total liabilities and stockholders’ equity	$11,040,486	$11,267,853

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues	$556,826	$274,458	$20,489
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	927,455	428,348	132,525
Selling, general and administrative expense	907,793	553,915	149,904
Depreciation and amortization	466,112	208,263	58,146
Spectrum lease expense	279,993	259,359	90,032
Loss from abandonment and impairment of network and other assets	190,352	7,916	—
Transaction related expenses	—	—	82,960

Total operating expenses	2,771,705	1,457,801	513,567

Operating loss	(2,214,879)	(1,183,343)	(493,078)
Other income (expense):
Interest income	4,965	9,691	1,091
Interest expense	(152,868)	(69,468)	(16,545)
Gain (loss) on derivative instruments	63,255	(6,976)	(6,072)
Other expense, net	(3,723)	(3,038)	(16,136)

Total other income (expense), net	(88,371)	(69,791)	(37,662)

Loss before income taxes	(2,303,250)	(1,253,134)	(530,740)
Income tax benefit (provision)	156	(712)	(61,607)

Net loss	(2,303,094)	(1,253,846)	(592,347)
Less: non-controlling interests in net loss of consolidated subsidiaries	1,815,657	928,264	159,721

Net loss attributable to Clearwire Corporation	$(487,437)	$(325,582)	$(432,626)

Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(2.19)	$(1.72)	$(0.16)

Diluted	$(2.46)	$(1.74)	$(0.28)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(2,303,094)	$(1,253,846)	$(592,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(1,192)	712	61,607
Losses from equity investees, net	1,971	1,202	174
Non-cash (gain)/loss on derivative instruments	(63,255)	(6,939)	6,072
Other-than-temporary impairment loss on investments	—	10,015	17,036
Accretion of discount on debt	6,113	66,375	1,667
Depreciation and amortization	466,112	208,263	58,146
Amortization of spectrum leases	57,433	57,898	17,109
Non-cash rent expense	200,901	108,953	—
Share-based compensation	47,535	27,512	6,465
Loss on settlement of pre-existing lease arrangements	—	—	80,573
Loss on property, plant and equipment	349,512	60,874	—
Gain on extinguishment of debt	—	(8,252)	—
Changes in assets and liabilities, net of effects of acquisition:
Inventory	(4,808)	(9,450)	(892)
Accounts receivable	(20,104)	(2,381)	402
Prepaids and other assets	(74,600)	(64,930)	6,354
Prepaid spectrum licenses	(3,294)	(23,861)	(63,138)
Accounts payable and other liabilities	172,057	355,371	(5,534)

Net cash used in operating activities	(1,168,713)	(472,484)	(406,306)
Cash flows from investing activities:
Capital expenditures	(2,656,503)	(1,450,238)	(534,196)
Payments for spectrum licenses and other intangible assets	(15,428)	(46,816)	(109,257)
Purchases of available-for-sale investments	(2,098,705)	(3,571,154)	(1,774,324)
Disposition of available-for-sale investments	3,776,805	3,280,455	—
Net cash acquired in acquisition of Old Clearwire	—	—	171,780
Other investing	(19,387)	4,754	167

Net cash used in investing activities	(1,013,218)	(1,782,999)	(2,245,830)
Cash flows from financing activities:
Principal payments on long-term debt	(876)	(1,171,775)	(3,573)
Proceeds from issuance of long-term debt	1,413,319	2,467,830	—
Debt financing fees	(53,285)	(44,217)	(50,000)
Equity investment by strategic investors	54,828	1,481,813	3,200,037
Proceeds from issuance of common stock	304,015	12,196	—
Net advances from Sprint Nextel Corporation	—	—	532,165
Sprint Nextel Corporation pre-closing financing	—	—	392,196
Repayment of Sprint Nextel Corporation pre-closing financing	—	—	(213,000)
Other financing	—	—	(70)

Net cash provided by financing activities	1,718,001	2,745,847	3,857,755
Effect of foreign currency exchange rates on cash and cash equivalents	(525)	1,510	524

Net (decrease) increase in cash and cash equivalents	(464,455)	491,874	1,206,143
Cash and cash equivalents:
Beginning of period	1,698,017	1,206,143	—

End of period	$1,233,562	$1,698,017	$1,206,143

Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$336,314	$119,277	$7,432
Swap interest paid, net	$—	$13,915	$—
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$120,025	$89,792	$40,761
Fixed asset purchases financed by long-term debt	$133,288	$—	$—
Spectrum purchases in accounts payable	$—	$—	$10,560
Common stock of Sprint Nextel Corporation issued for spectrum licenses	$—	$—	$4,000
Non-cash financing activities:
Conversion of Old Clearwire Class A shares into New Clearwire Class A shares	$—	$—	$894,433
Vendor financing obligations	$(60,251)	$—	$—
Capital lease obligations	$(73,037)	$—	$—

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2010, 2009 and 2008

							Accumulated
	Class A		Class B			Business Equity of	Other			Total
	Common Stock		Common Stock		Additional Paid In	Sprint WiMAX	Comprehensive	Accumulated	Non-controlling	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Business	Income	Deficit	Interests	Equity
	(In thousands)

Balances at January 1, 2008	—	$—	—	$—	$—	$2,464,936	$—	$—	$—	$2,464,936
Net advances from Sprint Nextel Corporation	—	—	—	—	—	451,925	—	—	—	451,925
Net loss	—	—	—	—	—	(402,693)	—	—	—	(402,693)

Comprehensive loss						—				(402,693)
Deferred tax liability retained by Sprint Nextel Corporation	—	—	—	—	—	755,018	—	—	—	755,018

Total Sprint Nextel Corporation contribution at November 28, 2008	—	—	—	—	—	3,269,186	—	—	—	3,269,186
Allocation of Sprint Nextel Corporation business equity at closing to Clearwire	—	—	—	—	—	(3,269,186)	—	—	—	(3,269,186)
Recapitalization resulting from strategic transaction	189,484	19	505,000	51	2,092,005	—	—	—	5,575,480	7,667,555
Net loss	—	—	—	—	—	—	—	(29,933)	(159,721)	(189,654)
Foreign currency translation adjustment	—	—	—	—	—	—	2,682	—	7,129	9,811
Unrealized gain on investments	—	—	—	—	—	—	512	—	1,361	1,873
Comprehensive loss

									(151,231)	(177,970)
Share-based compensation and other transactions	518	—	—	—	856	—	—	—	12,369	13,225

Balances at December 31, 2008	190,002	19	505,000	51	2,092,861	—	3,194	(29,933)	5,436,618	7,502,810
Net loss	—	—	—	—	—	—		(325,582)	(928,264)	(1,253,846)
Foreign currency translation adjustment	—	—	—	—	—	—	254	—	42	296
Unrealized gain on investments	—	—	—	—	—	—	297	—	1,622	1,919
Comprehensive loss

									(926,600)	(1,251,631)
Issuance of common stock, net of issuance costs, and other capital transactions	6,765	1	229,239	22	(104,148)	—	—	(57,541)	1,655,675	1,494,009
Share-based compensation and other transactions	—	—	—	—	11,348	—	—	—	15,832	27,180

Balances at December 31, 2009	196,767	20	734,239	73	2,000,061	—	3,745	(413,056)	6,181,525	7,772,368
Net loss	—	—	—	—	—	—		(487,437)	(1,815,657)	(2,303,094)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,180)	—	(5,042)	(6,222)
Unrealized gain on investments	—	—	—	—	—	—	437	—	1,917	2,354

Comprehensive loss									(1,818,782)	(2,306,962)
Issuance of common stock, net of issuance costs, and other capital transactions	46,777	4	9,242	1	208,385	—	(507)	—	150,123	358,006
Share-based compensation and other transactions	—	—	—	—	12,664	—	—	—	33,922	46,586

Balances at December 31, 2010	243,544	$24	743,481	$74	$2,221,110	$—	$2,495	$(900,493)	$4,546,788	$5,869,998

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In 2010, we focused on building out and augmenting our networks, increasing our retail and wholesale subscriber bases, expanding our wholesale partnerships, and obtaining additional capital. We increased the number of people covered by our networks by over 72.4 million in 2010, and increased our total subscriber base by almost 3.7 million subscribers. As of December 31, 2010, we offered our services in 88 markets in the United States covering an estimated 114.2 million people, including an estimated 112.0 million people covered by our 4G mobile broadband network in 71 markets. We ended the year with approximately 1.1 million retail and 3.3 million wholesale subscribers. We have deployed our mobile Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, technology, based on the IEEE 802.16e standard, in our launched markets using 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses. As of December 31, 2010, the remaining 17 markets in the United States continue to operate with a legacy network technology. Internationally, as of December 31, 2010, our networks covered an estimated 2.9 million people. We offer 4G mobile broadband services in Seville and Malaga, Spain and a pre-4G network in Brussels and Ghent, Belgium.

In 2011, we will focus on improving the operating performance of our business while seeking to raise additional capital to continue the operation and expansion of our business and the development of our 4G mobile broadband network.

Company Background

We started operations on January 1, 2007 as a developmental stage company representing a collection of assets, related liabilities and activities accounted for in various legal entities that were wholly-owned subsidiaries of Sprint Nextel Corporation, which we refer to as Sprint or the Parent. The nature of the assets held by the Sprint legal entities was primarily 2.5 GHz Federal FCC licenses and certain property, plant and equipment related to the WiMAX network. The acquisition of the assets was funded by the Parent. As Sprint had acquired significant amounts of FCC licenses on our behalf in the past, these purchases have been presented as part of the opening business equity as principal operations did not commence until January 1, 2007, at which time the operations qualified as a business pursuant to Rule 11-01(d) of Regulation S-X. From January 1, 2007 through November 28, 2008, we conducted our business as the WiMAX Operations of Sprint, which we refer to as the Sprint WiMAX Business, with the objective of developing a next generation wireless broadband network.

On May 7, 2008, Sprint announced that it had entered into a definitive agreement with the legacy Clearwire Corporation, which we refer to as Old Clearwire, to combine both of their next generation wireless broadband businesses to form a new independent company to be called Clearwire Corporation, which we refer to as Clearwire. In addition, five independent partners, including Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks LLC, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications LLC, which we refer to as Clearwire Communications. On November 28, 2008, which we refer to as the Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire, and the Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. Prior to the Closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire Communications at close in exchange for an equity interest in Clearwire. The transactions described above are collectively referred to as the Transactions. Immediately after the Transactions, we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its interests in Clearwire Communications.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On the Closing, Old Clearwire, and the Sprint WiMAX Business, combined to form a new independent company, Clearwire. The consolidated financial statements of Clearwire and subsidiaries are the results of the Sprint WiMAX Business, from January 1, 2008 through November 28, 2008 and include the results of the combined entities thereafter for the period from November 29, 2008 through December 31, 2010. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor. The assets acquired and liabilities assumed of Old Clearwire have been accounted for at fair value in accordance with the purchase method of accounting, and its results of operations have been included in our consolidated financial results beginning on November 29, 2008.

The accounts and financial statements of Clearwire for the period from January 1, 2008 through November 28, 2008 have been prepared from the separate records maintained by Sprint. Further, such accounts and financial statements include allocations of expenses from Sprint and therefore may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had we functioned as a stand-alone operation. Sprint directly assigned, where possible, certain costs to us based on our actual use of the shared services. These costs include network related expenses, office facilities, treasury services, human resources, supply chain management and other shared services. Cash management was performed on a consolidated basis, and Sprint processed payables, payroll and other transactions on our behalf. Assets and liabilities which were not specifically identifiable to us included:

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

Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and include net income (loss) attributable to our non-controlling interests in net income (loss). We allocate net income (loss), other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

even if that attribution results in a deficit non-controlling interest balance. See Note 14, Stockholders’ Equity, for further information.

Reclassifications — During 2010 we reclassified losses from abandonment and impairment of network and other assets from Cost of goods and services and network costs to a separate line item in the consolidated statements of operations. We also reclassified costs associated with ongoing maintenance of network assets that have been deployed from Selling, general and administrative expense to Cost of goods and services and network costs. Additionally, we reclassified certain amounts from Accounts payable and accrued expenses to Other current liabilities. To conform with the 2010 presentation, certain reclassifications have been made to the prior period amounts.

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

Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances, and valuation of derivatives.

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

Restricted Cash — Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or noncurrent asset based on its designated purpose. The majority of this restricted cash has been designated to satisfy certain vendor contractual obligations.

Investments — We have an investment portfolio comprised of U.S. Government and Agency Issues and other debt securities. The value of these securities is subject to market and credit volatility during the period the investments are held and until their sale or maturity. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments that are available for current operations are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.

We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any anticipated recovery in market value. If it is judged that a decline in fair value is other-than-temporary, a realized loss equal to the decline is reflected in the consolidated statement of operations, and a new cost basis in the investment is established.

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

Fair Value Measurements — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1:  Quoted market prices in active markets for identical assets or liabilities

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:  Unobservable inputs that are not corroborated by market data

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair values of other debt securities and derivatives are based upon internally developed or other available models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available. See Note 11, Fair Value, for further information.

Accounts Receivable — Accounts receivables are stated at amounts due from subscribers and our wholesale partners net of an allowance for doubtful accounts.

Inventory — Inventory primarily consists of customer premise equipment, which we refer to as CPE, and other accessories sold to subscribers and is stated at the lower of cost or net realizable value. Cost is determined under the average cost method. We record inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Property, Plant and Equipment — Property, plant and equipment, which we refer to as PP&E, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate PP&E category. We capitalize costs of additions and improvements, including salaries, benefits and related overhead costs associated with constructing PP&E and interest costs related to construction. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Maintenance and repairs are expensed as incurred.

PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we determine the recoverability of the asset’s carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value of the asset and its carrying value. For purposes of testing impairment, our long-lived assets, including PP&E and intangible assets with definite useful lives, and our spectrum license assets in the United States are combined into a single asset group. This represents the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities, and management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management’s strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide networks. Internationally, for purposes of testing impairment, our long-lived assets, consisting of PP&E, definite-lived intangible assets and our spectrum assets are primarily combined into a single asset group for each country in which we operate. In the third quarter of 2010, due to our continued losses and significant uncertainties surrounding our ability to obtain required liquidity to fund our operating and capital needs, management concluded that an adverse change in circumstances existed requiring us to assess the recoverability of the carrying value of our long-lived assets. Based on this assessment, we determined that the carrying value of our long-lived assets in the United States was recoverable, primarily supported by the fair value of our spectrum licenses. Management has determined that a similar assessment was not necessary in the fourth quarter. For the year ended December 31, 2010, we recorded impairment losses of $6.6 million relating to PP&E and other long-lived assets in our international operations. There were no PP&E impairment losses recorded in the years ended December 31, 2009 and 2008.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our networks, including equipment and cell site development costs. This assessment includes the provision for identified differences between recorded amounts and the results of physical counts and the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed. With the substantial completion of our prior build plans and due to the uncertainty of the extent and timing of future expansion of our networks, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned and the related costs written down, resulting in a charge of approximately $180.0 million. See Note 4, Property, Plant and Equipment, for further information.

Internally Developed Software — We capitalize costs related to computer software developed or obtained for internal use, and interest costs incurred during the period of development. Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, which is generally three years. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives, and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. Internationally, we recorded an impairment charge of $2.6 million during the year ended December 31, 2010 related to our indefinite-lived spectrum assets in Ireland in conjunction with our sale of those operations. Other than the Ireland impairment, we had no other impairment of our indefinite lived intangible assets in any of the periods presented.

Spectrum licenses with definite useful lives and favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of the definite lived licenses and spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for spectrum licenses with definite useful lives and favorable spectrum leases in the years ended December 31, 2010, 2009 and 2008.

Other Intangible Assets — Other intangible assets consist of subscriber relationships, trademarks, patents and other, and are stated at cost net of accumulated amortization. Amortization is calculated using either the straight-line method or an accelerated method over the assets’ estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2010, we recorded impairment losses of $1.5 million relating to our definite-lived intangible assets in Ireland in conjunction with our sale of those operations. There were no impairment losses for our other intangible assets in the years ended December 31, 2009 and 2008.

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

During December 2010, we issued exchangeable notes that included embedded exchange options which qualified as embedded derivative instruments that are required to be accounted for separately from the host debt instruments and recorded as derivative financial instruments at fair value. The embedded exchange options do not qualify for hedge accounting, and as such, all future changes in the fair value of these derivative instruments will be recognized currently in earnings until such time as the embedded exchange options are exercised or expire. See Note 10, Derivative Instruments, for further information.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Capitalization — We capitalize interest related to our owned spectrum licenses and the related construction of our network infrastructure assets, as well as the development of software for internal use. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use or when we suspend substantially all construction activity. Interest is capitalized on construction in progress, software under development and spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets or software assets and depreciated over the useful lives of those assets.

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

Revenue Recognition — We primarily earn revenue by providing access to our high-speed wireless networks. Also included in revenue are leases of CPE and additional add-on services, including personal and business email and static Internet Protocol. Revenue from retail subscribers is billed one month in advance and recognized ratably over the contracted service period. Revenues associated with the sale of CPE and other equipment to subscribers is recognized when title and risk of loss is transferred to the subscriber. Shipping and handling costs billed to subscribers are classified as revenue. Activation fees charged to the subscriber are deferred and recognized as revenues on a straight-line basis over the average estimated life of the subscriber relationship of 3 years.

Revenue from wholesale subscribers is billed one month in arrears and recognized ratably over the contracted service period. Revenues are generally recognized based on terms defined in our commercial agreements with our wholesale partners. We are currently engaged in ongoing negotiations with Sprint to resolve issues related to wholesale pricing under our commercial agreements. See Note 12, Commitments and Contingencies, for further information. As a result, the amount of revenue recognized during 2010 related to Sprint wholesale arrangements is based on pricing proposed by Sprint. We expect to collect the revenue recognized to date.

Revenue arrangements with multiple deliverables are divided into separate units of accounting based on the deliverables’ relative fair values if there is objective and reliable evidence of fair value for all deliverables in the arrangement. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, gross revenue is recorded. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as commissions earned. Promotional discounts treated as cash consideration are recorded as a reduction of revenue.

Advertising Costs — Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising expense was $213.9 million, $99.1 million and $7.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development — Research and development costs are expensed as incurred and primarily relate to costs incurred while assessing how external devices perform on our networks. Research and development expense was $7.0 million, $6.4 million and $350,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Net Loss per Share — Basic net loss per Class A Common Share is computed by dividing net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Shares outstanding during the

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Diluted net loss per Class A Common Share is computed by dividing net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Shares and dilutive Class A Common Share equivalents outstanding during the period. Class A Common Share equivalents generally consist of the Class A Common Shares issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive Class A Common Share equivalents are excluded from the calculation of diluted net loss per Class A Common Share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. The potential exchange of Clearwire Communications Class B common interests together with Class B common stock for Clearwire Class A common stock may have a dilutive effect on diluted net loss per share due to certain tax effects. On an “if converted” basis, shares issuable upon the conversion of the exchangeable notes may have a dilutive effect on diluted net loss per share. See Note 15, Net Loss Per Share, for further information.

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

Concentration of Risk — We believe that the geographic diversity of our subscriber base and retail nature of our product minimizes the risk of incurring material losses due to concentrations of credit risk.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We will adopt the new accounting guidance beginning January 1, 2011. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

Investments as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31, 2010				December 31, 2009
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$502,121	$198	$(3)	$502,316	$2,106,584	$231	$(154)	$2,106,661
Long-term
U.S. Government and Agency Issues	—	—	—	—	74,670	—	(154)	74,516
Other debt securities	8,959	6,292	—	15,251	8,959	4,212	—	13,171

Total long-term	8,959	6,292	—	15,251	83,629	4,212	(154)	87,687

Total investments	$511,080	$6,490	$(3)	$517,567	$2,190,213	$4,443	$(308)	$2,194,348

For the years ended December 31, 2009 and 2008 we recorded an other-than-temporary impairment loss of $10.0 million and $17.0 million, respectively, related to our other debt securities. No loss was recorded in 2010.

Other debt securities include investments in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. These are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. As of December 31, 2010, the total fair value and cost of our security interests in CDOs was $15.3 million and $9.0 million, respectively. The total fair value and cost of our security interests in CDOs as of December 31, 2009 was $13.2 million and $9.0 million, respectively. We also own Auction Market Preferred securities issued by a monoline insurance company which are perpetual and do not have a final stated maturity. In July 2009, the issuer’s credit rating was downgraded to CC and Caa2 by Standard & Poor’s and Moody’s rating services, respectively, and the total fair value and cost of our Auction Market Preferred securities was written down to $0. Current market conditions do not allow us to estimate when the auctions for our other debt securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our other debt securities are classified as long-term investments.

The cost and fair value of investments at December 31, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$502,121	$502,316
Due in ten years or greater	8,959	15,251

Total	$511,080	$517,567

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2010 and 2009 consisted of the following (in thousands):

	Useful	December 31,
	Lives (Years)	2010	2009

Network and base station equipment	5-15	$3,160,790	$901,814
Customer premise equipment	2	147,959	60,108
Furniture, fixtures and equipment	3-7	433,858	216,598
	Lesser of useful
Leasehold improvements	life or lease term	49,712	18,128
Construction in progress	N/A	1,299,244	1,623,703

		5,091,563	2,820,351
Less: accumulated depreciation and amortization		(627,029)	(223,831)

		$4,464,534	$2,596,520

	Year Ended December 31,
	2010	2009	2008

Supplemental information (in thousands):
Capitalized interest	$208,595	$140,168	$4,469
Depreciation expense	$435,236	$170,131	$54,811

We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At December 31, 2010, we have recorded capital lease assets with an original cost of $73.0 million within network and base station equipment.

Construction in progress is primarily composed of costs incurred during the process of completing network projects. The balance at December 31, 2010 also includes $289.8 million of network and base station equipment not yet assigned to a project, $56.6 million of CPE that we intend to lease and $97.9 million of costs related to information technology, which we refer to as IT, and other corporate projects.

We periodically assess certain assets that have not yet been deployed in our networks, including equipment and cell site development costs. This assessment includes the provision for identified differences between recorded amounts and the results of physical counts and the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed. With the substantial completion of our prior build plans and due to the uncertainty of the extent and timing of future expansion of our networks, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned and the related costs written down.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incurred the following losses associated with property, plant and equipment for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Loss from abandonment and impairment of network and other assets:
Abandonment of network projects	$180,001	$7,916	$—
Impairment of assets held by international subsidiaries(1)	10,351	—	—

Total loss from abandonment and impairment of network and other assets	190,352	7,916	—
Charges for identified differences between recorded amounts and the results of physical counts and excessive and obsolete equipment(2)	159,160	52,958	—

Total losses on property, plant and equipment	$349,512	$60,874	$—

(1)	Includes impairment losses of $7.4 million on spectrum licenses and other intangible assets.

(2)	Included in Cost of goods and services and network costs on the consolidated statements of operations.

5.	Spectrum Licenses

Owned and leased spectrum licenses as of December 31, 2010 and 2009 consisted of the following (in thousands):

		December 31, 2010			December 31, 2009
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived owned spectrum	Indefinite	$3,110,871	$—	$3,110,871	$3,082,401	$—	$3,082,401
Definite-lived owned spectrum	16-20 years	100,474	(8,630)	91,844	118,069	(6,268)	111,801
Spectrum leases and prepaid spectrum	25 years	1,320,309	(120,370)	1,199,939	1,323,405	(62,937)	1,260,468
Pending spectrum and transition costs	N/A	14,838	—	14,838	40,464	—	40,464

Total spectrum licenses		$4,546,492	$(129,000)	$4,417,492	$4,564,339	$(69,205)	$4,495,134

Indefinite and Definite-lived Owned Spectrum Licenses — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority in the applicable country. These licenses are considered indefinite-lived intangible assets, except for the licenses acquired in Spain and Germany, which are considered definite-lived intangible assets due to limited license renewal history in these countries.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008

Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$57,433	$57,898	$17,109
Amortization of definite-lived owned spectrum	$4,171	$5,689	$447

As of December 31, 2010, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2011	$52,849	$5,475	$58,324
2012	52,704	5,475	58,179
2013	52,036	5,475	57,511
2014	51,710	5,475	57,185
2015	51,584	5,475	57,059
Thereafter	939,056	64,469	1,003,525

Total	$1,199,939	$91,844	$1,291,783

We expect that all renewal periods in our leases will be renewed by us, and the costs to renew to be immaterial.

6.	Other Intangible Assets

Other intangible assets as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31, 2010				December 31, 2009
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 — 7 years	$115,418	$(57,001)	$58,417	$120,231	$(34,084)	$86,147
Trade names and trademarks	5 years	3,804	(1,585)	2,219	3,804	(824)	2,980
Patents and other	10 years	3,166	(894)	2,272	3,164	(578)	2,586

Total other intangibles		$122,388	$(59,480)	$62,908	$127,199	$(35,486)	$91,713

As of December 31, 2010, the future amortization of other intangible assets is expected to be as follows (in thousands):

2011	$21,465
2012	16,870
2013	12,293
2014	7,728
2015	3,861
Thereafter	691

Total	$62,908

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008

Supplemental Information (in thousands):
Amortization expense	$26,705	$32,443	$2,888

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

7.	Other Liabilities

Current liabilities

Current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009

Accounts payable and accrued expenses:
Accounts payable	$329,859	$377,890
Accrued interest	37,578	28,670
Salaries and benefits	52,636	44,326
Business and income taxes payable	21,456	25,924
Other accrued expenses	14,361	19,423

Total accounts payable and accrued expenses	455,890	496,233

Other current liabilities:
Derivative instruments	167,892	—
Deferred revenues	22,401	16,060
Current portion of long-term debt	19,364	—
Other	21,306	31,134

Total other current liabilities	230,963	47,194

Total	$686,853	$543,427

In connection with the cost reduction initiatives and associated workforce reductions announced in the fourth quarter of 2010, we have accrued approximately $4.7 million at December 31, 2010 related to severance costs in accounts payable and accrued expenses.

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2010	2009

Deferred rents associated with tower and spectrum leases	$394,495	$164,091
Other	66,557	66,883

Total	$461,052	$230,974

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The income tax provision consists of the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current taxes:
International	$335	$(389)	$325
Federal	—	—	—
State	700	148	—

Total current taxes	1,035	(241)	325
Deferred taxes:
International	(1,191)	953	(87)
Federal	—	—	51,686
State	—	—	9,683

Total deferred taxes	(1,191)	953	61,282

Income tax (benefit) provision	$(156)	$712	$61,607

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.7	0.8	(1.5)
Non-controlling interest	(27.6)	(25.9)	—
Other, net	0.1	0.7	0.2
Valuation allowance	(8.2)	(10.7)	(50.3)

Effective income tax rate	0.0%	(0.1)%	(16.6)%

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009

Noncurrent deferred tax assets:
Net operating loss carryforward	$932,818	$718,853
Capital loss carryforward	6,620	6,230
Other assets	7,307	13,573

Total deferred tax assets	946,745	738,656
Valuation allowance	(696,887)	(573,165)

Net deferred tax assets	249,858	165,491

Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	238,286	142,434
Spectrum licenses	16,164	19,437
Other intangible assets	659	9,937
Other	313	36

Total deferred tax liabilities	255,422	171,844

Net deferred tax liabilities	$5,564	$6,353

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, capital loss or tax credit carryforwards are utilized.

Pursuant to the Transactions, the assets of Old Clearwire and its subsidiaries were combined with the spectrum and certain other assets of the Sprint WiMAX Business. In conjunction with the acquisition of Old Clearwire by the Sprint WiMAX Business, these assets along with the $3.2 billion of capital from the Investors were contributed to Clearwire Communications. Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire Communications is treated as a partnership for United States federal income tax purposes and therefore does not pay income tax in the United States and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than balances associated with the timing of deductions for prepaid expenses and those associated with the non-United States operations, the only temporary difference for Clearwire after the Closing is the basis difference associated with our investment in the partnership. Consequently, we recorded a deferred tax liability for the difference between the financial statement carrying value and the tax basis we hold in our interest in Clearwire Communications as of the date of the Transactions.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will not fully reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income.

We file income tax returns for Clearwire and our subsidiaries in the United States Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2010, the tax returns for Clearwire for the years 2003 through 2009 remain open to examination by the Internal Revenue Service and various state tax authorities. In

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, Old Clearwire acquired United States and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and certain tax returns remain open to examination by United States and foreign tax authorities for tax years as far back as 1998.

As of December 31, 2010, we had United States federal tax net operating loss carryforwards of approximately $2.19 billion. A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The net operating loss carryforwards begin to expire in 2021. We had $327.2 million of tax net operating loss carryforwards in foreign jurisdictions; $166.8 million have no statutory expiration date, $160.3 million begins to expire in 2015, and the remainder of $97,000 begins to expire in 2011.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As December 31, 2010, we had no material uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

9.	Long-term Debt, Net

Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010
	Interest	Effective		Par	Net	Carrying
	Rates	Rate(1)	Maturities	Amount	Discount	Value

Notes:
Senior Secured Notes and Rollover Notes	12.00%	12.92%	2015	$2,947,494	$(42,387)	$2,905,107
Second-Priority Secured Notes	12.00%	12.39%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.65%	2040	729,250	(230,121)	499,129
Vendor Financing Notes	LIBOR based(2)	6.16%	2014	60,251	(264)	59,987
Capital lease obligations				72,160	—	72,160

Total debt, net				$4,309,155	$(272,772)	4,036,383

Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(19,364)

Total long-term debt, net						$4,017,019

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the consolidated balance sheet.

	2009
	Interest	Effective		Par	Net	Carrying
	Rates	Rate(1)	Maturities	Amount	Discount	Value

Notes:
Senior Secured Notes and Rollover Notes	12.00%	13.02%	2015	$2,772,494	$(57,763)	$2,714,731

Total long-term debt, net						$2,714,731

(1)	Represents weighted average effective interest rate based on year-end balances.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes

Senior Secured Notes and Rollover Notes — During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the Senior Secured Notes. We used $1.16 billion of the proceeds to retire indebtedness under the senior term loan facility that we assumed from Old Clearwire and recognized a gain on extinguishment of debt of $8.3 million, net of transaction costs. The Senior Secured Notes provide for bi-annual payments of interest in June and December. In connection with the issuance of the Senior Secured Notes, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the Senior Secured Notes, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility.

During December 2010, Clearwire Communications issued an additional $175.0 million of Senior Secured Notes with identical terms.

The holders of the Senior Secured Notes and Rollover Notes have the right to require us to repurchase all of the notes upon the occurrence of a change of control event or a sale of certain assets, at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Prior to December 1, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2012, we may redeem all or a part of the Senior Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.

Our payment obligations under the Senior Secured Notes and Rollover Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The Senior Secured Notes and Rollover Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.

Second-Priority Secured Notes — During December 2010, Clearwire Communications completed an offering of $500 million 12% second-priority secured notes due 2017, which we refer to as the Second-Priority Secured Notes. The Second-Priority Secured Notes provide for bi-annual payments of interest in June and December.

The holders of the Second-Priority Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of a change of control event or a sale of certain assets at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Second-Priority Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2014, we may redeem all or a part of the Second-Priority Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.

Our payment obligations under the Second-Priority Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a second-priority lien basis. The Second-Priority Secured Notes contain the same limitations on our activities as those of the Senior Secured Notes and Rollover Notes.

Exchangeable Notes — During December 2010, Clearwire Communications completed offerings of $729.2 million 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes. The Exchangeable Notes provide for bi-annual payments of interest in June and December. The Exchangeable Notes are subordinated to the Senior Secured Notes and Rollover Notes and rank equally in right of payment with the Second-Priority Secured Notes.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The holders of the Exchangeable Notes have the right to exchange their notes for Clearwire Corporation’s Class A common stock, which we refer to as Class A Common Stock, at any time, prior to the maturity date. We have the right to settle the exchange by delivering cash or shares of Class A Common Stock, subject to certain conditions. The initial exchange rate for each note is 141.2429 shares per $1,000 note, equivalent to an initial exchange price of approximately $7.08 per share, subject to adjustments upon the occurrence of certain corporate events. Upon exchange, we will not make additional cash payment or provide additional shares for accrued or unpaid interest, make-whole premium or additional interest.

The holders of the Exchangeable Notes have the right to require us to repurchase all of the notes upon the occurrence of a fundamental change event at a price of 100% of the principal amount plus any unpaid accrued interest to the repurchase date. The holders who elect to exchange the Exchangeable Notes in connection with the occurrence of a fundamental change will be entitled to additional shares that are specified based on the date on which such event occurs and the price paid per share of Class A Common Stock in the fundamental change, with a maximum number of shares issuable per note not to exceed 169.4915 shares. The holders of the Exchangeable Notes have the option to require us to repurchase for cash the Exchangeable Notes on December 1, 2017, 2025, 2030 and 2035 at a price equal to 100% of the principal amount of the notes plus any unpaid accrued interest to the repurchase date. On or after December 1, 2017, we may, at our option, redeem all or part of the Exchangeable Notes at a price equal to 100% of the principal amount of the notes plus any unpaid accrued interest to the redemption date.

Our payment obligations under the Exchangeable Notes are guaranteed by certain domestic subsidiaries in the same priority as the Second-Priority Secured Notes.

Upon issuance of the Exchangeable Notes, we recognized a derivative liability representing the embedded exchange feature with an estimated fair value of $231.5 million and an associated debt discount on the Exchangeable Notes. The discount is accreted over the expected life, approximately 7 years, of the Exchangeable Notes using the effective interest rate method. See Note 10, Derivative Instruments, for additional discussion of the derivative liability.

Vendor Financing Notes

During 2010, we entered into a vendor financing facility allowing us to obtain up to $160.0 million of financing by entering into notes, which we refer to as Vendor Financing Notes, until January 31, 2011. The Vendor Financing Notes have a coupon rate based on the 3-month LIBOR plus a spread of 5.50% which are due quarterly and mature in 2014. We utilized $60.3 million of this vendor financing facility in 2010.

On January 31, 2011, the vendor financing facility was amended to allow us to obtain up to an additional $95.0 million of financing until January 31, 2012. The coupon rate and terms of the notes under the amended facility are identical to those of the original Vendor Financing Notes except that they mature in 2015.

Capital Lease Obligations

During 2010, we have entered into capital lease facilities which allow us to obtain up to $99.0 million of financing with 4 year terms, until August 16, 2011. In addition, we also lease certain network construction equipment under capital leases with 12 year lease terms.

As of December 31, 2010, approximately $132.4 million of our outstanding debt, comprised of Vendor Financing Notes and capital lease obligations, is secured by assets classified as network and base station equipment.

Future Payments — For future payments on our long-term debt see Note 12, Commitments and Contingencies.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Interest coupon	$346,984	$145,453	$19,347
Accretion of debt discount and amortization of debt premium, net	14,479	64,183	1,667
Capitalized interest	(208,595)	(140,168)	(4,469)

	$152,868	$69,468	$16,545

10.	Derivative Instruments

The holders’ exchange rights contained in the Exchangeable Notes issued in December 2010 constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 103.0 million shares and mature in 2040. We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At December 31, 2010, the Exchange Options’ estimated fair value of $167.9 million was reported in other current liabilities on our consolidated balance sheet. For the year ended December 31, 2010, we recognized a gain of $63.6 million from the changes in the estimated fair value since inception in gain (loss) on derivative instruments in our consolidated statements of operations. See Note 11, Fair Value, for information regarding valuation of the Exchange Options.

During 2009, we had two interest rate swap contracts which were based on 3-month LIBOR with a combined notional of $600.0 million. We used these swaps as economic hedges of the interest rate risk related to a portion of our long-term debt. The interest rate swaps were used to reduce the variability of future interest payments on our LIBOR based debt. We were not holding these interest rate swap contracts for trading or speculative purposes. We did not apply hedge accounting to these swaps, therefore the gains and losses due to changes in fair value were reported in other income (expense), net in our consolidated statements of operations.

For the year ended December 31, 2009, we recognized a net loss of $7.0 million on undesignated swap contracts. During the fourth quarter of 2009, we terminated the swap contracts and paid the swap counterparties $18.4 million which consisted of $14.7 million mark to market losses and $3.7 million accrued interest.

11.	Fair Value

The following is a description of the valuation methodologies and pricing assumptions we used for financial instruments measured and recorded at fair value on a recurring basis in our financial statements and the classification of such instruments pursuant to the valuation hierarchy.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives

Derivatives are classified in Level 3 of the valuation hierarchy. To estimate the fair value, we use an income approach based on valuation models, including option pricing models and discounted cash flow models. We maximize the use of market-based observable inputs in the models and develop our own assumptions for unobservable inputs based on management estimates of market participants’ assumptions in pricing the instruments.

We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility. The stock price volatility is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance.

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2010 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,233,562	$—	$—	$1,233,562
Short-term investments	$502,316	$—	$—	$502,316
Long-term investments	$—	$—	$15,251	$15,251
Other assets — derivative assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities — derivative liabilities	$—	$—	$(167,892)	$(167,892)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2009 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,698,017	$—	$—	$1,698,017
Short-term investments	$2,106,661	$—	$—	$2,106,661
Long-term investments	$74,516	$—	$13,171	$87,687

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2010 (in thousands):

					Net Unrealized		Net Unrealized
					Gains (Losses)		Gains (Losses)
					Included in		Included in 2010
			Net Unrealized		Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)		Other		to Instruments Held
	January 1,	Issuances and	Included in		Comprehensive	December 31,	at December 31,
	2010	Settlements	Earnings		Income	2010	2010

Long-term investments:
Other debt securities	$13,171	$—	$—		$2,080	$15,251	$—
Other assets:
Derivatives	—	648	(356	)(1)	—	292	(356)
Other current liabilities:
Derivatives	—	(231,503)	63,611	(1)	—	(167,892)	63,611

(1)	Included in Gain (loss) on derivative instruments in the consolidated statements of operations.

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2009 (in thousands):

					Net Unrealized		Net Unrealized
					Gains (Losses)		Gains (Losses)
					Included in		Included in 2009
			Net Unrealized		Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)		Other		to Instruments Held
	January 1,	Issuances and	Included in		Comprehensive	December 31,	at December 31,
	2009	Settlements	Earnings		Income	2009	2009

Long-term investments:
Other debt securities	$18,974	$—	$(10,015	)(1)	$4,212	$13,171	$(10,015)
Other current liabilities:
Derivatives	(21,591)	14,652	6,939	(2)	—	—	—

(1)	Included in Other income (expense), net in the consolidated statements of operations.

(2)	Included in Gain (loss) on derivative instruments in the consolidated statements of operations.

During the year ended December 31, 2010, we recognized losses of $10.8 million on nonrecurring fair value measurements, which were categorized as Level 3 measurements, on certain assets held and used by international subsidiaries. We no longer hold these assets at December 31, 2010.

The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.

Debt Instruments

To estimate the fair value of the Senior Secured Notes and Rollover Notes, the Second-Priority Secured Notes and the Exchangeable Notes, we used the average indicative price from several market makers.

To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity and judgment was used to estimate an appropriate discount rate to calculate the present value of the estimated cashflows.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Notes:
Senior Secured Notes and Rollover Notes	$2,905,107	$3,180,662	$2,714,731	$2,810,616
Second-Priority Secured Notes	$500,000	$520,833
Exchangeable Notes(1)	$499,129	$746,107
Vendor Financing Notes	$59,987	$60,793

(1)	Carrying value as of December 31, 2010 is net of $230.1 million discount arising from the separation of the Exchange Options from the debt host instrument.

12.	Commitments and Contingencies

Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2010, are as follows (in thousands):

							Thereafter,
							including all
	Total	2011	2012	2013	2014	2015	renewal periods

Long-term debt obligations	$4,236,995	$15,062	$20,084	$20,084	$5,021	$2,947,494	$1,229,250
Interest payments	3,997,363	474,514	476,077	474,895	473,937	473,862	1,624,078
Operating lease obligations(1)	13,630,873	391,193	439,971	447,799	454,188	464,482	11,433,240
Spectrum lease obligations	5,950,009	156,579	163,057	162,037	170,480	165,151	5,132,705
Spectrum service credits	107,682	1,130	1,130	1,130	1,130	1,130	102,032
Capital lease obligations(2)	126,297	12,450	12,731	13,022	13,996	11,538	62,560
Signed spectrum agreements	9,925	9,925	—	—	—	—	—
Network equipment purchase obligations	40,222	40,222	—	—	—	—	—
Other purchase obligations	188,557	68,043	50,672	29,869	10,984	10,970	18,019

Total	$28,287,923	$1,169,118	$1,163,722	$1,148,836	$1,129,736	$4,074,627	$19,601,884

(1)	Includes executory costs of $36.2 million.

(2)	Payments include $54.1 million representing interest.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Spectrum lease expense	$222,560	$201,461	$72,923
Amortization of prepaid spectrum licenses	57,433	57,898	17,109

Total spectrum lease expense	$279,993	$259,359	$90,032

Operating lease expense	$481,631	$245,351	$51,345

Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2010, 2009 and 2008 we satisfied $987,000, $779,000 and $76,000, respectively, related to these commitments. The maximum remaining commitment at December 31, 2010 is $107.7 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

As of December 31, 2010, we have signed agreements to acquire approximately $9.9 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.

Network equipment purchase obligations — We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.

Other purchase obligations — We have purchase obligations that include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods or services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.

AMDOCS Agreement — On March 31, 2009, we entered into a Customer Care and Billing Services Agreement, as amended, which we refer to as the Amdocs Agreement, with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs will provide a customized customer care and billing platform, which we refer to as the Platform, to us. In connection with the provision of these services and the establishment of the Platform, Amdocs will also license certain of its software to us.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. Oral argument before the Ninth Circuit Court of Appeals took place on November 3, 2010. The Court has not yet ruled on the appeal. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, which we refer to as BOR, a purported collection agency, as a co-defendant. The parties have stipulated that plaintiff may file a Fourth Amended Complaint adding two new class representatives. Clearwire’s response to the Fourth Amended Complaint is due March 3, 2011. Plaintiffs’ motion for class certification is due April 7, 2011. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

We have been engaged in ongoing negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage under our commercial agreements with Sprint. On October 29, 2010, we received a notice from Sprint initiating an arbitration process to resolve these issues. On November 22, 2010, in response to the notice, we commenced an arbitration action against Sprint with the American Arbitration Association, which we refer to as AAA. The primary dispute between the parties relates to the pricing to be paid to us for smartphone usage by Sprint and Sprint’s subscribers over our 4G network. In particular, the parties are disputing the proper interpretation and enforceability of the 4G MVNO Agreement with respect to the options for such smartphone pricing. We filed our Statement of Claim against Sprint on December 14, 2010. On January 21, 2011, Sprint answered the Statement of Claim and asserted counterclaims seeking related relief under the 4G MVNO Agreement. On February 7, 2011, Clearwire filed its reply to Sprint’s counterclaims, denying all material allegations in Sprint’s response and counterclaims and asserting various affirmative defenses. The action will

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceed before a single arbitrator, but no arbitrator has been appointed yet and no final hearing dates have been scheduled. Finally, while not part of this arbitration action, the parties have served on each other various notices preserving their rights to arbitrate certain invoices relating to multi-mode devices submitted by both parties under the 3G MVNO and 4G MVNO Agreements. But no arbitration action has been commenced with regard to any of those invoices at this time. The process is in the early stages, and its outcome is unknown.

On November 15, 2010 a purported class action was filed by Angelo Dennings against Clearwire in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include violations of the Computer Fraud and Abuse Act, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. Plaintiff had indicated that it will file an Amended Complaint adding additional class representatives by March 3, 2011. If the Amended Complaint is filed, Clearwire’s responsive motions are due March 31, 2011. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.

Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable nor estimable.

13.	Share-Based Payments

In connection with the Closing, we assumed the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, the Old Clearwire 2007 Stock Compensation Plan, which we refer to as the 2007 Plan, and the Old Clearwire 2003 Stock Option Plan, which we refer to as the 2003 Plan. Share grants generally vest ratably over four years and expire no later than ten years after the date of grant. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired, or a combination thereof. At December 31, 2010, there were 55,324,492 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Closing, we granted RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

A summary of the RSU activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

		Weighted-
	Number of	Average
	RSU’s	Grant Price

Restricted stock units outstanding — January 1, 2008	—
Restricted stock units acquired in purchase accounting — November 28, 2008	3,216,500	$13.19
Granted	716,000	4.10
Forfeited	(43,000)	—
Released	(508,098)	5.18
Cancelled	(108,777)	—

Restricted stock units outstanding — December 31, 2008	3,272,625	$13.19
Granted	10,938,677	4.39
Forfeited	(1,217,857)	5.17
Released	(1,140,251)	6.95
Cancelled	—	—

Restricted stock units outstanding — December 31, 2009	11,853,194	$4.60
Granted	10,523,277	6.71
Forfeited	(3,613,124)	5.55
Released	(4,087,694)	4.22
Cancelled	—	—

Restricted stock units outstanding — December 31, 2010	14,675,653	$5.99

The total fair value of grants during 2010, 2009 and 2008 was $70.6 million, $48.0 million and $2.9 million, respectively. The intrinsic value of RSUs released during the years ended December 31, 2010, 2009 and 2008 was $29.5 million, $7.9 million and $3.2 million, respectively. As of December 31, 2010, there were 14,675,653 RSUs outstanding and total unrecognized compensation cost of approximately $50.3 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

For the years ended December 31, 2010, 2009 and 2008, we used a forfeiture rate of 7.15%, 7.75% and 7.50%, respectively, in determining compensation expense for RSUs.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity from January 1, 2008 through December 31, 2010 is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value As of
	Number of	Exercise	Term	12/31/2010
	Options	Price	(Years)	(In millions)

Options outstanding — January 1, 2008	—
Options acquired in purchase accounting — November 28, 2008	19,093,614	$14.38
Granted	425,000	4.10
Forfeited	(337,147)	11.64
Exercised	(9,866)	3.00

Options outstanding — December 31, 2008	19,171,601	$14.21	6.36
Granted	7,075,000	4.30
Forfeited	(4,084,112)	15.13
Exercised	(624,758)	3.51

Options outstanding — December 31, 2009	21,537,731	$11.09	6.39
Granted	996,648	7.37
Forfeited	(3,007,895)	12.79
Exercised	(3,083,243)	4.44

Options outstanding — December 31, 2010	16,443,241	$11.80	5.69	$7.7

Vested and expected to vest — December 31, 2010	15,773,721	$12.01	5.59	$7.2

Exercisable outstanding — December 31, 2010	11,074,772	$13.93	4.68	$3.3

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $10.5 million, $2.3 million and $15,000, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding stock options outstanding and exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Contractual	Weighted		Weighted
		Life	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	(Years)	Price	Options	Price

$2.25 — $3.00	454,701	1.25	$2.86	454,701	$2.86
$3.03	2,902,000	8.16	3.03	952,000	3.03
$3.53 — $5.45	562,625	6.61	4.34	237,875	4.31
$6.00	2,029,238	3.94	6.00	2,029,238	6.00
$6.07 — $7.66	1,940,656	8.64	7.13	410,625	7.24
$7.87 — $15.00	2,241,589	5.16	11.78	1,338,283	13.26
$16.02	138,625	2.60	16.02	125,875	16.02
$17.11	1,768,442	3.55	17.11	1,346,218	17.11
$18.00 — $20.16	1,667,621	4.50	18.09	1,663,871	18.08
$23.30 — 25.33	2,737,744	5.54	24.25	2,516,086	24.27

Total	16,443,241	5.69	$11.80	11,074,772	$13.93

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	58.80%-62.22%	63.35%-67.65%	66.52%
Expected dividend yield	—	—	—
Expected life (in years)	6.25	4.75 - 6.25	4.75
Risk-free interest rate	2.00%-3.15%	1.36% - 2.98%	1.93%
Weighted average fair value per option at grant date	$4.27	$2.63	$2.24

The fair value of option grants in 2010 and 2009 was $4.3 million and $18.6 million, respectively. In addition to options issued in exchange as part of the Transactions, the fair value of option grants during 2008 was $954,000. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $9.8 million, $5.8 million and $815,000, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2010 was approximately $5.8 million and is expected to be recognized over a weighted average period of approximately 1.3 years.

For the years ended December 31, 2010, 2009 and 2008, we used a forfeiture rate of 10.09%, 12.66% and 12.66% respectively, in determining compensation expense for options.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense recognized for all plans for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31.
	2010	2009	2009

Options	$16,749	$6,386	$2,371
RSUs	30,582	20,091	1,292
Sprint Equity Compensation Plans	204	1,035	2,802

	$47,535	$27,512	$6,465

During the years ended December 31, 2010, 2009 and 2008, we recorded $10.9 million, $2.4 million and $0, respectively, of additional compensation expense related to the accelerated vesting of options and RSUs.

Sprint Equity Compensation Plans

In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans, which we refer to collectively as the Sprint Plans. The underlying share for awards issued under the Sprint Plans is Sprint common stock. The Sprint Plans allow for continued plan participation as long as the employee remains employed by a Sprint subsidiary or affiliate. Under the Sprint Plans, options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest over a period of up to four years and have a contractual term of ten years. RSUs generally have both performance and service requirements with vesting periods ranging from one to three years. RSUs granted after the second quarter 2008 included quarterly performance targets but were not granted until performance targets were met. Therefore, at the grant date these awards only had a remaining service requirement and vesting period of six months following the last day of the applicable quarter. Employees who were granted RSUs were not required to pay for the shares but generally must remain employed with Sprint or a subsidiary, until the restrictions lapse, which was typically three years or less. At December 31, 2010, there were 35,257 unvested options and 66,451 unvested RSUs outstanding.

The share-based compensation associated with these employees is incurred by Sprint on our behalf. Sprint provided us with the fair value of the options and RSUs for each reporting period, which must be remeasured based on the fair value of the equity instruments at each reporting period until the instruments are vested. Total unrecognized share-based compensation costs related to unvested stock options and RSUs outstanding as of December 31, 2010 was $6,000 and $27,000, respectively, and is expected to be recognized over approximately one year.

14.	Stockholders’ Equity

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

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class B Common Stock

The Class B Common Stock represents non-economic voting interests in Clearwire, and holders of this stock are considered the non-controlling interests for the purposes of financial reporting. Identical to the Class A Common Stock, the holders of Class B Common Stock are entitled to one vote per share. However, they do not have any rights to receive distributions other than stock dividends paid proportionally to each outstanding Class A and Class B Common Stockholder or upon liquidation of Clearwire, an amount equal to the par value per share, which is $0.0001 per share.

Each holder of Class B Common Stock holds an equivalent number of Clearwire Communications Class B Common Interests, which, in substance, reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.

Private Placement

On November 9, 2009, we entered into an investment agreement, which we refer to as the Investment Agreement, with each of Sprint, Comcast Corporation, which we refer to as Comcast, Intel Corporation, which we refer to as Intel, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, and Eagle River Holdings LLC, which we refer to as Eagle River, who we collectively refer to as the Participating Equityholders, providing for additional equity investments by the Participating Equityholders and new debt investments by certain of these investors. The Investment Agreement sets forth the terms of the transactions pursuant to which the Participating Equityholders invested in Clearwire Communications an aggregate of approximately $1.564 billion in exchange for 213,369,711 shares of Clearwire Communications non-voting Class B Common Interest and Clearwire Communications voting interests, which we refer to as the Private Placement, and the investment by certain of the Participating Equityholders in Rollover Notes.

The Private Placement was consummated in three closings. On November 9, 2009, the Participating Equityholders contributed in aggregate approximately $1.057 billion in cash in exchange for 144,231,268 Clearwire Communications Class B Common Interests, and Clearwire Communications voting interests, which we collectively refer to as Clearwire Communications Interests, pro rata based on their respective investment amounts. We refer to this closing as the First Investment Closing. On December 21, 2009, the Participating Equityholders contributed in aggregate approximately $440.3 million in cash in exchange for 60,066,822 Clearwire Communications Interests. We refer to this closing as the Second Investment Closing. On March 2, 2010, the Participating Equityholders contributed in aggregate approximately $66.5 million in cash in exchange for 9,071,621 Clearwire Communications Interests. We refer to the consummation of this purchase as the Third Investment Closing.

In the Private Placement, the Participating Equityholders agreed to invest in Clearwire Communications a total of $1.564 billion in exchange for Clearwire Communications Interests in the following amounts (in millions, except for Interests):

Investor	Investment	Interests

Sprint	$1,176.0	160,436,562
Comcast	196.0	26,739,427
Time Warner Cable	103.0	14,051,841
Bright House	19.0	2,592,087
Intel	50.0	6,821,282
Eagle River	20.0	2,728,512

	$1,564.0	213,369,711

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Immediately following the receipt by the Participating Equityholders of Clearwire Communications Interests, each of the Participating Equityholders agreed to contribute to Clearwire its Clearwire Communications voting interests in exchange for an equal number of shares of Clearwire’s Class B Common Stock, par value $0.0001 per share.

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

At the Second Investment Closing, Clearwire Communications delivered a portion of the Over Allotment Fee, $6.9 million in cash and $9.5 million in Clearwire Communications Class B Common Interests, valued at $7.33 per interest, and an equal number of Clearwire Communications Voting Interests to Sprint, $2.7 million in cash to Comcast, $1.4 million in cash to Time Warner Cable and $275,000 in cash to Bright House. At the Third Investment Closing, Clearwire Communications paid the remaining Over Allotment Fee of $3.2 million, in the aggregate. Clearwire Communications delivered the applicable Over Allotment Fee to Sprint, one-half in cash and one-half in the form of Clearwire Communications Class B Common Interests valued at $7.33 per interest and an equal number of Clearwire Communications Voting Interests, and to Comcast, Time Warner Cable and Bright House Networks in cash.

Clearwire holds all of the outstanding Clearwire Communications Class A Common Interests, and all the outstanding Clearwire Communications voting interests, representing 25% of the economics and 100% of the voting rights of Clearwire Communications as of December 31, 2010.

The following table lists the interests in Clearwire as of December 31, 2010:

		Class A Common		Class B Common
	Class A	Stock %	Class B Common	Stock %		Total %
Investor	Common Stock	Outstanding	Stock(1)	Outstanding	Total	Outstanding

Sprint	—	—	531,724,348	71.5%	531,724,348	53.9%
Comcast	—	—	88,504,132	11.9%	88,504,132	8.9%
Time Warner Cable	—	—	46,404,782	6.2%	46,404,782	4.7%
Bright House	—	—	8,474,440	1.1%	8,474,440	0.9%
Intel	36,666,666	15.1%	65,644,812	8.9%	102,311,478	10.3%
Eagle River	35,922,958	14.7%	2,728,512	0.4%	38,651,470	3.9%
Google Inc.	29,411,765	12.1%	—	—	29,411,765	3.0%
Other Shareholders	140,954,238	57.9%	—	—	140,954,238	14.3%
CW Investment Holdings LLC	588,235	0.2%	—	—	588,235	0.1%

	243,543,862	100.0%	743,481,026	100.0%	987,024,888	100.0%

(1)	The holders of Class B Common Stock hold an equivalent number of Clearwire Communications Class B Common Interests.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sprint and the Investors, other than Google, Inc., which we refer to as Google, own shares of Class B Common Stock, which have equal voting rights to Clearwire’s $0.0001 par value, Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. Google owns shares of Class A Common Stock.

Under the Investment Agreement, Clearwire committed to a rights offering, pursuant to which rights to purchase shares of Class A Common Stock were granted to each holder of Class A Common Stock along with certain participating securities as of December 17, 2009, which we refer to as the Rights Offering. We distributed subscription rights which were exercisable for up to 93,903,300 shares of Class A Common Stock. Each subscription right entitled a shareholder to purchase 0.4336 shares of Class A Common Stock at a subscription price of $7.33 per share. The subscription rights expired if they were not exercised by June 21, 2010. The Participating Equityholders and Google waived their respective rights to participate in the Rights Offering with respect to shares of Class A Common Stock they each hold as of the applicable record date. In connection with the Rights Offering, rights to purchase 39.6 million shares of Class A Common Stock were exercised for an aggregate purchase price of $290.3 million.

Clearwire Communications Interests

Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A Common Interests representing 25% of the economics of Clearwire Communications as of December 31, 2010. The holders of the Class B Common Interests own the remaining 75% of the economic interests. The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

			Period From
			November 29,
	Year Ended	Year Ended	2008 to
	December 31,	December 31,	December 31,
	2010	2009	2008

Net loss attributable to Clearwire	$(496,875)	$(319,199)	$(29,621)
Decrease in Clearwire’s additional paid-in capital for issuance of Class A and B Common Stock related to the post-closing adjustment	—	(33,632)	—
Decrease in Clearwire’s additional paid-in capital for issuance of Class B Common Stock	(64,569)	(140,253)	—
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	301,849	17,957	161
Other effects of changes in Clearwire’s additional paid-in capital for issuance of Class A and Class B Common Stock	145,785	—	—

Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(113,810)	$(475,127)	$(29,460)

The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A Common Interests, all of which are held by Clearwire, or Clearwire Communications Class B Common Interests, which are held by Sprint and the Investors, with the exception of Google. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each holder of Clearwire Communications Class B Common Interests holds an equivalent number of shares of Clearwire’s Class B Common Stock and will be entitled at any time to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.

It is intended that at all times, the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire. Similarly, it is intended that, at all times, Sprint and each Investor, except Google, will hold an equal number of shares of Class B Common Stock and Clearwire Communications Class B Common Interests.

Dividend Policy

We have not declared or paid any cash dividends on Class A or Class B Common Stock since the Closing. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders. The distribution of subscription rights as part of the Rights Offering represents a stock dividend distribution.

Non-controlling Interests in Clearwire Communications

Clearwire Communications is consolidated into Clearwire because we hold 100% of the voting interest in Clearwire Communications. Therefore, the holders of the Clearwire Communications Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests. As of December 31, 2010, at the Clearwire level, non-controlling interests represent approximately 75% of the non-economic voting interests.

Warrants

All Old Clearwire warrants issued and outstanding at the Closing were exchanged on a one-for-one basis for warrants to purchase our Class A Common Stock with equivalent terms. The fair value of the warrants exchanged of $18.5 million was included in the calculation of purchase consideration using the Black-Scholes option pricing model and a share price of $6.62. Holders may exercise their warrants at any time, with exercise prices ranging from $3.00 to $48.00. Old Clearwire granted the holders of the warrants registration rights covering the shares subject to issuance under the warrants. As of December 31, 2010, there were 16,031,219 warrants outstanding with an expiration date of May 17, 2011, 1,400,001 warrants outstanding with an expiration date of March 12, 2012 and 375,000 warrants outstanding with an expiration date of November 13, 2012.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Net Loss Per Share

Basic Net Loss Per Share

The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

			Period From
			November 29,
	Year Ended	Year Ended	2008 to
	December 31,	December 31,	December 31,
	2010	2009	2008

Net loss	$(2,303,094)	$(1,253,846)	$(189,654)
Non-controlling interests in net loss of consolidated subsidiaries	1,815,657	928,264	159,721

	(487,437)	(325,582)	(29,933)
Distribution to warrant and restricted stock unit holders	—	(9,491)	—

Net loss attributable to Class A Common Stockholders	$(487,437)	$(335,073)	$(29,933)

Weighted average shares Class A Common Stock outstanding	222,527	194,696	189,921
Net loss per share	$(2.19)	$(1.72)	$(0.16)

The subscription rights we distributed on December 21, 2009 to purchase shares of Class A Common Stock to Class A Common Stockholders of record on December 17, 2009, warrant holders, and certain holders of RSUs represent a dividend distribution. Certain Participating Equityholders and Google, who were Class A Common Stockholders of record holding approximately 102 million shares and entitled to the subscription rights, agreed not to exercise or transfer their rights. The fair value of the rights distributed was $57.5 million or $0.51 per share of Class A Common Stock. Certain outstanding warrants meet the definition of participating securities as their terms provide for participation in distributions with Class A Common Stock prior to exercise. Therefore, the two-class method is used to compute the net loss per share and as a result, the fair value of the rights distributed to the warrant and RSU holders of $9.5 million increased the net loss attributable to Class A Common Stockholders.

Diluted Net Loss Per Share

The potential exchange of Clearwire Communications Class B Common Interests together with Class B Common Stock for Class A Common Stock will have a dilutive effect on diluted net loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire would be required to recognize a tax provision related to indefinite lived intangible assets.

Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of diluted net loss per share for the year ended December 31, 2010 on an “if converted” basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Options and interest expense on the Exchangeable Notes, were reversed for the period.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock and conversion of the Exchangeable Notes, is calculated based on the following information (in thousands, except per share amounts):

			Period From
			November 29,
	Year Ended	Year Ended	2008 to
	December 31,	December 31,	December 31,
	2010	2009	2008

Net loss attributable to Class A Common Stockholders	$(487,437)	$(335,073)	$(29,933)
Non-controlling interests in net loss of consolidated subsidiaries	(1,815,657)	(928,264)	(159,721)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,117)	(27,356)	(4,158)
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	(58,296)	—	—

Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	$(2,388,507)	$(1,290,693)	$(193,812)

Weighted average shares Class A Common Stock outstanding	222,527	194,696	189,921
Weighted average shares converted from Class B Common Stock outstanding	741,962	546,375	505,000
Weighted average shares converted from the Exchangeable Notes	6,276	—	—

Total weighted average shares Class A Common Stock outstanding (diluted)	970,765	741,071	694,921

Net loss per share	$(2.46)	$(1.74)	$(0.28)

Higher net loss per share on a diluted basis is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock and the conversion of the non-controlling interests discussed above as well as the hypothetical conversion of the Exchangeable Notes.

The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

			Period From
			November 29,
	Year Ended	Year Ended	2008 to
	December 31,	December 31,	December 31,
	2010	2009	2008

Stock options	18,380	22,154	19,317
Restricted stock units	12,414	9,488	3,054
Warrants	17,806	17,806	17,806
Subscription rights	22,657	—	—
Contingent shares	1,519	12,747	28,824

	72,776	62,195	69,001

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contingent shares for the year ended December 31, 2010 relate to Clearwire Communications Class B Common Interests and Clearwire Communications voting interests that were issued to Participating Equityholders upon the Third Investment Closing, as such interests can be exchanged for Class A Common Stock.

The contingent shares for the year ended December 31, 2009, primarily relate to Clearwire Communications Class B Common Interests and Clearwire Communications voting interests that were to be issued to Participating Equityholders upon the Second and Third Investment Closings as such interests, on a combined basis, can be exchanged for Class A Common Stock. The Second Investment Closing was December 21, 2009. The Third Investment Closing was March 2, 2010.

The contingent shares for the year ended December 31, 2008, relate to purchase price share adjustment of 28,235,294 million shares of Class A Common Stock and equity issuance to CW Investment Holdings of 588,235 shares of Class A Common Stock, all of which were issued in February of 2009.

We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire. Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008.

16.	Business Segments

Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of December 31, 2010, 2009 and 2008, we have identified two reportable segments: the United States and the international businesses.

We report business segment information as follows (in thousands):

	Year Ended December 31, 2010
	United States	International	Total

Revenues:
Retail revenue	$480,761	$21,532	$502,293
Wholesale revenue	50,593	—	50,593
Other revenue	3,749	191	3,940

Total revenues	535,103	21,723	556,826

Cost of goods and services and network costs (exclusive of items shown separately below)	912,774	14,681	927,455
Operating expenses	1,327,565	50,573	1,378,138
Depreciation and amortization	453,966	12,146	466,112

Total operating expenses	2,694,305	77,400	2,771,705

Operating loss	$(2,159,202)	$(55,677)	(2,214,879)

Other income (expense), net			(88,371)
Income tax benefit			156

Net loss			(2,303,094)
Non-controlling interest			1,815,657

Net loss attributable to Clearwire			$(487,437)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	United States	International	Total

Revenues:
Retail revenue	$238,687	$30,686	$269,373
Wholesale revenue	2,503	—	2,503
Other revenue	1,608	974	2,582

Total revenues	242,798	31,660	274,458

Cost of goods and services and network costs (exclusive of items shown separately below)	410,849	17,499	428,348
Operating expenses	780,266	40,924	821,190
Depreciation and amortization	190,273	17,990	208,263

Total operating expenses	1,381,388	76,413	1,457,801

Operating loss	$(1,138,590)	$(44,753)	(1,183,343)

Other income (expense), net			(69,791)
Income tax provision			(712)

Net loss			(1,253,846)
Non-controlling interest			928,264

Net loss attributable to Clearwire			$(325,582)

	Year Ended December 31, 2008
	United States	International	Total

Revenues:
Retail revenue	$17,775	$2,714	$20,489
Wholesale revenue	—	—	—
Other revenue	—	—	—

Total revenues	17,775	2,714	20,489

Cost of goods and services and network costs (exclusive of items shown separately below)	131,192	1,333	132,525
Operating expenses	236,468	3,468	239,936
Transaction related expenses	82,960	—	82,960
Depreciation and amortization	56,074	2,072	58,146

Total operating expenses	506,694	6,873	513,567

Operating loss	$(488,919)	$(4,159)	(493,078)

Other income (expense), net			(37,662)
Income tax provision			(61,607)

Net loss			(592,347)
Non-controlling interest			159,721

Net loss attributable to Clearwire			$(432,626)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008

Capital expenditures
United States	$2,654,612	$1,533,918	$573,537
International	10,138	6,112	1,420

	$2,664,750	$1,540,030	$574,957

	December 31,
	2010	2009

Total assets
United States	$10,921,885	$11,115,815
International	118,601	152,038

	$11,040,486	$11,267,853

17.	Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River, Switch & Data, Inc., Dashwire, Inc., Motorola, Inc. and Bell Canada, as well as others discussed below, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.

The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2010	2009

Accounts receivable	$22,297	$3,221
Accounts payable and accrued expenses	$11,161	$22,521

	Year Ended December 31,
	2010	2009	2008

Revenue	$50,808	$2,230	$—
Cost of goods and services and network costs (inclusive of capitalized costs) (COGS)	$104,883	$75,283	$118,331
Selling, general and administrative (SG&A)	$7,150	$10,773	$95,840
Total contributions and advances from Sprint	$—	$—	$451,925

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

Sprint Pre-Closing Financing Amount and Amended Credit Agreement — As a result of the Transactions, we assumed the liability to reimburse Sprint for the Sprint Pre-Closing Financing Amount. We were required to pay $213.0 million, plus related interest of $4.5 million, to Sprint in cash on the first business day after the Closing, with the remainder added as the Sprint Tranche under the Amended Credit Agreement for our senior term loan facility in

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of $179.2 million. During 2009, we repaid our senior term loan facility with proceeds from our Senior Secured Notes and Rollover Notes.

Sprint — Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $171.1 million in the year ended December 31, 2008. Additionally, we have entered into lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $36.4 million in the year ended December 31, 2008.

Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owns the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 54%, and the Investors collectively owned a 28% interest in Clearwire.

Eagle River is the holder of 35,922,958 shares of our outstanding Class A Common Stock and 2,612,516 shares of our Class B Common Stock, which represents an approximate 4% ownership interest in Clearwire. Eagle River Inc., which we refer to as ERI, is the manager of Eagle River. Each entity is controlled by Craig McCaw, a former director of Clearwire. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. It is likely Mr. McCaw and his affiliates will continue to make additional investments in telecommunications businesses.

As of December 31, 2010, Eagle River held warrants entitling it to purchase 613,333 shares of Class A Common Stock at an exercise price of $15.00 per share with an expiration date of May 17, 2011, and warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share with an expiration date of November 13, 2013.

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

Additionally, the wife of Mr. Salemme, our former Executive Vice President, Strategy, Policy and External Affairs, who is now serving as a consultant, is a Group Vice President at Time Warner Cable. She was not directly involved in any of our transactions with Time Warner Cable.

Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, who currently sits on our board of directors and is our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine LLP. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the years ended December 31, 2010, 2009 and 2008, we paid $3.2 million, $4.1 million and $907,000 to Davis Wright Tremaine LLP for legal services, respectively. This does not include fees paid by Old Clearwire.

Ericsson, Inc — Ericsson, Inc., which we refer to as Ericsson, provides network deployment services to us, including site acquisition and construction management services. Dr. Hossein Eslambolchi, who currently sits on

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the year ended December 31, 2010, we capitalized $8.9 million in costs paid to Ericsson to Network and Base Station Equipment, of which $1.8 million was included in Accounts payable and other current liabilities.

Master Site Agreement — We entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the Closing. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the years ended December 31, 2010, 2009 and 2008, we recorded rent expense of $52.7 million, $28.2 million and $2.8 million, respectively.

Master Agreement for Network Services — We entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but the lessee will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Investors that contain commitments that extend up to five years.

IT Master Services Agreement — We entered into an IT master services agreement with the Sprint Entities, which we refer to as the IT Master Services Agreement, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase IT application services from the Sprint Entities. We may order various IT application services from the Sprint Entities, including human resources applications, supply chain and finance applications, device management services, data warehouse services, credit/address check, IT help desk services, repair services applications, customer trouble management, coverage map applications, network operations support applications, and other services. The specific services requested by us will be identified in Statements of Work to be completed by the Sprint Entities and us. The Sprint Entities will provide service levels consistent with the service levels the Sprint Entities provide to their affiliates for the same services. Pricing will be specified in each separate Statement of Work for each type of service. The term of the IT Master Services Agreement is five years, but we have the right to extend the term for an additional five years.

4G MVNO Agreement — We entered into a non-exclusive 4G MVNO agreement at the Closing with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P., which we refer to as the 4G MVNO Agreement. We sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers marketing and reselling our wireless broadband services to their respective end user subscribers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We sell these services at prices defined in the 4G MVNO Agreement. We have been engaged in ongoing

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage under our commercial agreements. See Note 12, Commitments and Contingencies, for further information.

3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access, which we refer to as CDMA and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services.

Intel Market Development Agreement — We entered into a market development agreement with Intel, which we refer to as the Intel Market Development Agreement, pursuant to which we committed to deploy mobile WiMAX on our networks and to promote the use of certain notebook computers and mobile Internet devices on our networks, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on our networks. The Intel Market Development Agreement will last for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one year terms up to a maximum of 13 additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum 20-year term, the agreement will thereafter automatically renew for successive one year renewal periods until either party terminates the agreement. The agreement may be terminated by either party with 30 days written notice of termination. Under certain circumstances, we will pay to Intel a portion of the revenues received from certain retail subscribers using certain Intel-based notebook computers, or other mutually agreed on devices on our networks, for a certain period of time. Subject to certain qualifications, we will pay to Intel activation fees for each qualifying Intel-based device activated on our networks during the initial term.

Google Products and Services Agreement — We entered into a products and services agreement with Google, which we refer to as the Google Products and Services Agreement, pursuant to which Google and we will collaborate on a variety of products and services. Google will provide advertising services to us for use with certain websites and devices, and we will utilize these Google advertising services on an exclusive basis for its retail subscribers. Google will pay us a percentage of the revenue that Google generates from these advertising services. Google will also provide a suite of hosted communications services, including email, instant messaging and calendar functionality, to us for integration into our desktop portal offering. Furthermore, we will support the open-source Android platform, will work with Google to offer certain other Google applications, and will explore working with Google on a variety of other potential products and services. The Google Products and Services Agreement has a term of three years.

Google Spectrum Agreement — We entered into a spectrum agreement with Google, which we refer to as the Google Spectrum Agreement, pursuant to which we will make available to Google certain of our excess 2.5 GHz spectrum in various markets for experimental usage by Google, and for development of alternative applications by third-parties operating under the direction and approval of Google and us. The third-party use of our spectrum beyond that used for WiMAX technology cannot be in a manner that will interfere with our use of our spectrum for WiMAX technology, and will be subject to availability. The revenue generated from the spectrum usage other than for WiMAX technology will be shared by Google and us. In addition, both parties will agree to form a joint technology team to manage the activities outlined in the Google Spectrum Agreement. The Google Spectrum Agreement provides for an initial term of five years from the date of the agreement. The Google Spectrum Agreement will be terminable by either party on default of the other party.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total

2010 quarter:
Total revenues	$106,672	$122,521	$146,964	$180,669	$556,826
Operating loss	$(407,165)	$(520,769)	$(539,727)	$(747,218)	$(2,214,879)
Net loss	$(439,401)	$(547,142)	$(564,606)	$(751,945)	$(2,303,094)
Net loss attributable to Clearwire Corporation	$(94,092)	$(125,916)	$(139,420)	$(128,009)	$(487,437)
Net loss to Clearwire Corporation per Class A Common Share:
Basic	$(0.47)	$(0.61)	$(0.58)	$(0.53)	$(2.19)
Diluted	$(0.48)	$(0.61)	$(0.58)	$(0.81)	$(2.46)
2009 quarter:
Total revenues	$62,137	$63,594	$68,812	$79,915	$274,458
Operating loss	$(232,949)	$(241,404)	$(291,326)	$(417,664)	$(1,183,343)
Net loss	$(260,492)	$(264,044)	$(305,389)	$(423,921)	$(1,253,846)
Net loss attributable to Clearwire Corporation	$(71,055)	$(73,374)	$(82,427)	$(98,726)	$(325,582)
Net loss to Clearwire Corporation per Class A Common Share:
Basic	$(0.37)	$(0.38)	$(0.42)	$(0.55)	$(1.72)
Diluted	$(0.38)	$(0.38)	$(0.43)	$(0.55)	$(1.74)

19.	Parent Company Only Condensed Financial Statements

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

The following condensed parent-only financial statements of Clearwire account for the investment in Clearwire Communications under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of Clearwire and subsidiaries and notes thereto. As described in Note 1, Description of Business, Clearwire was formed on November 28, 2008 and therefore, the condensed statement of operation and the condensed statement of cash flow for 2008 only included activity from November 29, 2008 to December 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands)

ASSETS
Cash and cash equivalent	$11	$—
Other assets	3,321	4,577
Investments in equity method investees	1,552,932	1,597,585

Total assets	$1,556,264	$1,602,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,552	$11,183
Stockholders’ equity	1,554,712	1,590,979

Total liabilities and stockholders’ equity	$1,556,264	$1,602,162

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

			Period From
			November 29,
	Year Ended	Year Ended	2008 to
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Revenues	$—	$—	$—
Operating expenses	7,283	6,390	312

Operating loss	(7,283)	(6,390)	(312)
Other income (expense):
Loss from equity investees	(496,875)	(319,199)	(29,621)
Other income	16,784	7	—

Total other expense, net	(480,091)	(319,192)	(29,621)

Net loss	$(487,374)	$(325,582)	$(29,933)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

			Period From
			November 29,
	Year Ended	Year Ended	2008
	December 31,	December 31,	to December 31,
	2010	2009	2008
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,374)	$(325,582)	$(29,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investees	496,875	319,199	29,621
Changes in assets and liabilities, net:
Prepaids and other assets	1,256	(3,980)	150
Other liabilities	(10,469)	543	162

Net cash provided (used) in operating activities	288	(9,820)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(304,015)	(12,196)	(500,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Clearwire Communications	—	9,820	—
Proceeds from issuance of common stock	303,738	12,196	500,000

Net cash provided by financing activities	303,738	22,016	500,000

Net increase in cash and cash equivalents	11	—	—
Cash and cash equivalents:
Beginning of period	—	—	—

End of period	$11	$—	$—

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Kirkland, Washington

We have audited the internal control over financial reporting of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated February 22, 2011, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2011

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

During the fourth quarter of fiscal 2010, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Except as described below under “Changes in Internal Control Over Financial Reporting”, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009 and continuing through the quarter ended September 30, 2010, we reported a material weakness in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in internal control over financial reporting related to control deficiencies in our procedures for recording and monitoring the movement of network infrastructure equipment.

Throughout 2010, we implemented certain process improvements and internal controls designed to strengthen the control environment and remediate the material weakness. In the fourth quarter of 2010, we had made sufficient improvements to remediate the material weakness described above. In particular:

•	We have performed periodic physical counts of network infrastructure equipment and reconciled such physical counts to the amounts recorded in our accounting records.

•	We have added resources within various functions, including sourcing, procurement, fulfillment, logistics and capital asset accounting, and clarified roles and responsibilities to enable improved tracking and recording of network infrastructure equipment.

•	We have deployed resources to validate transaction information to independent source information, reconcile the information to accounting records, and resolve exceptions.

•	We have implemented processes to improve the tracking of network equipment in our distribution centers and local market warehouses.

During the fourth quarter of 2010, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that the control enhancements described above sufficiently remediate the material weakness identified in the tracking and recording of our network infrastructure equipment and that the remaining deficiencies do not rise to the level of a material weakness. We are in the process of implementing an integrated materials resource planning and warehouse management system, which we expect will automate existing manual processes and consolidating warehouse locations to further strengthen the internal controls and transaction integrity in our supply chain.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our 2011 Proxy Statement for the Annual Meeting of Stockholders, which we refer to as the Proxy Statement, under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Compensation of Board of Directors”, “Corporate Governance — Executive Officers and Key Employees,” and “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2010 fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of February 22, 2011.

CLEARWIRE CORPORATION

/s/  William T. Morrow
William T. Morrow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2011.

Signature	Title	Date

/s/ William T. Morrow William T. Morrow	Chief Executive Officer (Principal Executive Officer) Director	February 22, 2011

/s/ Erik E. Prusch Erik E. Prusch	Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/s/ Steven A. Ednie Steven A. Ednie	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2011

/s/ John W. Stanton John W. Stanton	Director, Chairman of the Board	February 22, 2011

/s/ Peter L. S. Currie Peter L. S. Currie	Director	February 22, 2011

/s/ Jose A. Collazo Jose A. Collazo	Director	February 22, 2011

/s/ Dennis S. Hersch Dennis S. Hersch	Director	February 22, 2011

/s/ Frank Ianna Frank Ianna	Director	February 22, 2011

/s/ Brian P. McAndrews Brian P. McAndrews	Director	February 22, 2011

/s/ Theodore H. Schell Theodore H. Schell	Director	February 22, 2011

/s/ Benjamin G. Wolff Benjamin G. Wolff	Director	February 22, 2011

/s/ William R. Blessing William R. Blessing	Director	February 22, 2011

/s/ Mufit Cinali Mufit Cinali	Director	February 22, 2011

/s/ Hossein Eslambolchi Hossein Eslambolchi, Ph.D.	Director	February 22, 2011

EXHIBIT INDEX

2.1	Transaction Agreement and Plan of Merger dated May 7, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
2.2	Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated November 21, 2008, as amended, among Clearwire Corporation, Sprint Nextel Corporation, Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks, LLC (Incorporated herein by reference to Exhibit 2.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.1	Restated Certificate of Incorporation of Clearwire Corporation (Incorporated herein by reference to Exhibit 3.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
3.2	Certificate of Amendment of Certificate of Incorporation of Clearwire Corporation (Incorporated herein by reference to Exhibit 3.1 to Clearwire Corporation’s Form 8-K filed November 10, 2009).
3.3	Bylaws of Clearwire Corporation, effective as of November 28, 2008 (Incorporated herein by reference to Exhibit 3.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.1	Equityholders’ Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint HoldCo, LLC, Eagle River Holdings, LLC, Intel Capital Wireless Investment Corporation 2009A, Intel Capital Wireless Investment Corporation 2008B, Intel Capital Wireless Investment Corporation 2008C, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc., Comcast Wireless Investment I, Inc., Comcast Wireless Investment II, Inc., Comcast Wireless Investment III, Inc., Comcast Wireless Investment IV, Inc., Comcast Wireless Investment V, Inc., Google Inc., TWC Wireless Holdings I LLC, TWC Wireless Holdings II LLC, TWC Wireless Holdings III LLC, BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.2	Stock certificate for Clearwire Corporation Class A Common Stock (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
4.3	Registration Rights Agreement dated August 5, 2005, among Clearwire Corporation and certain buyers of the Senior Secured Notes (Incorporated herein by reference to Exhibit 4.4 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 27, 2009).
4.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.10 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
4.5	Registration Rights Agreement, dated November 28, 2008, among Clearwire Corporation, Sprint Nextel Corporation, Eagle River Holdings, LLC, Intel Corporation, Comcast Corporation, Google Inc., Time Warner Cable Inc. and BHN Spectrum Investments LLC (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
4.6	Indenture dated as of November 24, 2009 by and among Clearwire Communications LLC and Clearwire Finance, Inc., as Issuers, the subsidiaries of Clearwire Communications named therein, and Wilmington Trust FSB as Trustee and Collateral Agent (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2009).
4.7	Form of 12% Senior Secured Note due 2015 (Incorporated herein by reference to Exhibit A of Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 1, 2009).
4.8	Collateral Agreement dated as of November 24, 2009 by and among Clearwire Communications LLC, Clearwire Finance, Inc., the subsidiaries of Clearwire Communications named therein, and Wilmington Trust FSB as Collateral Agent (Incorporated herein by reference to Exhibit 4.3 to Clearwire Corporation’s Form 8-K filed December 1, 2009).
4.9	Indenture dated as of December 9, 2009 by and among Clearwire Escrow Corporation as Issuer and Wilmington Trust FSB as Trustee and Collateral Agent (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 15, 2009).
4.10	Assumption Supplemental Indenture dated as of December 21, 2009 by and among Clearwire Communications LLC and Clearwire Finance, Inc. as Assuming Issuers, the subsidiaries of Clearwire Communications named therein, Clearwire Escrow Corporation as the Escrow Issuer and Wilmington Trust FSB as the Trustee and Collateral Agent (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 21, 2009).

4.11	Form of Subscription Rights Certificate (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Registration Statement on Form S-3 filed December 21, 2009).
4.12	Subscription Agent Agreement dated December 16, 2009 between Clearwire Corporation and American Stock Transfer & Trust Company, LLC (Incorporated herein by reference to Exhibit 4.4 to Clearwire Corporation’s Registration Statement on Form S-3 filed December 21, 2009)
4.13	Indenture, dated as of December 8, 2010, by and among the Issuers, the Guarantors and the Exchangeable Notes Trustee (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.14	Form of 8.25% Exchangeable Note due 2040 (as set forth in Exhibit A to the Exchangeable Notes Indenture filed as Exhibit 4.13 hereto).
4.15	Registration Rights Agreement, dated as of December 8, 2010, by and among Clearwire Corporation, the Issuers, the Guarantors and J.P. Morgan Securities LLC as representative of the initial purchasers (Incorporated herein by reference to Exhibit 4.3 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.16	Indenture, dated as of November 24, 2009, by and among the Issuers, the guarantors party thereto, the First Lien Trustee and the First Lien Collateral Agent (Incorporated herein by reference to Exhibit 4.4 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.17	Form of 12% First-Priority Senior Secured Note due 2015 (Incorporated herein by reference to Exhibit 4.5 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.18	Collateral Agreement, dated as of November 24, 2009, by and among the Issuers, the guarantors party thereto and the First Lien Collateral Agent (Incorporated herein by reference to Exhibit 4.6 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.19	Indenture, dated as of December 9, 2010, by and among the Issuers, the Guarantors, the Second Lien Trustee and the Second Lien Collateral Agent (Incorporated herein by reference to Exhibit 4.7 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.20	Form of 12% Second-Priority Secured Note due 2017 (as set forth in Exhibit A to the Second Lien Indenture filed as Exhibit 4.19 hereto) (Incorporated herein by reference to Exhibit 4.8 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.21	Collateral Agreement, dated as of December 9, 2010, by and among the Issuers, the Guarantors and the Second Lien Collateral Agent (Incorporated herein by reference to Exhibit 4.9 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.22	Intercreditor Agreement, dated as of December 9, 2010, by and among the Issuers, the Guarantors, the Collateral Agents, Wilmington Trust FSB, in its capacities as the trustees under the Existing Secured Indentures, and the Second Lien Trustee (Incorporated herein by reference to Exhibit 4.10 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.23	Amendment to Equityholders’ Agreement, dated as of December 8, 2010, by and among Clearwire Corporation, Sprint Holdco, LLC, Eagle River Holdings, LLC, Intel Capital Wireless Investment Corporation 2008A, Intel Capital Wireless Investment Corporation 2008B, Intel Capital Wireless Investment Corporation 2008C, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc. and Comcast Corporation (Incorporated herein by reference to Exhibit 4.11 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
4.24	Indenture, dated as of December 8, 2010, by and among the Issuers, the Guarantors and the Exchangeable Notes Trustee (Incorporated by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed on December 13, 2010) (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Form 8-K filed December 15, 2010).
4.25	Form of 8.25% Exchangeable Note due 2040 (as set forth in Exhibit A to the Exchangeable Notes Indenture (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Form 8-K filed December 15, 2010).
4.26	Registration Rights Agreement, dated as of December 8, 2010, by and among Clearwire Corporation, the Issuers, the Guarantors and J.P. Morgan Securities LLC as representative of the initial purchasers (Incorporated by reference to Exhibit 4.3 to Clearwire Corporation’s Form 8-K filed on December 13, 2010). (Incorporated herein by reference to Exhibit 4.3 to Clearwire Corporation’s Form 8-K filed December 15, 2010).

9.1	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation and Eagle River Holdings, LLC (Incorporated herein by reference to Exhibit 9.1 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
9.2	Voting Agreement dated May 7, 2008, among Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., Intel Corporation, Intel Capital Corporation and Intel Capital (Cayman) Corporation (Incorporated herein by reference to Exhibit 9.2 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.1	Indemnification Agreement dated November 13, 2003, among Flux Fixed Wireless, LLC and Flux United States Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.2	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.3 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.3	Letter Agreement dated April 26, 2004, between Clearwire Corporation and Nicolas Kauser (Incorporated herein by reference to Exhibit 10.5 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.4	Letter Agreement dated April 27, 2004, between Clearwire Corporation and R. Gerard Salemme (Incorporated herein by reference to Exhibit 10.6 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.5	Employment Agreement dated June 28, 2004, between Clearwire Corporation and Perry Satterlee (Incorporated herein by reference to Exhibit 10.7 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.6	Letter Agreement dated March 2, 2005, between Clearwire Corporation and John Butler (Incorporated herein by reference to Exhibit 10.8 to Clearwire Corporation’s Registration Statement on Form S-1 filed December 19, 2006).
10.7	Clearwire Corporation 2003 Stock Option Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.8	Amended and Restated Limited Liability Company Agreement dated July 12, 2006, between Clearwire US LLC and Shichinin LLC (Incorporated herein by reference to Exhibit 10.48 of Amendment No. 1 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 8, 2007).
10.9	Clearwire Corporation 2007 Annual Performance Bonus Plan (Incorporated herein by reference to Exhibit 10.54 of Amendment No. 2 to Clearwire Corporation’s Registration Statement on Form S-1 filed January 30, 2007).
10.10	Wireless Broadband System Services Agreement dated August 29, 2006, between Motorola, Inc. and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.55 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.11	Wireless Broadband System Infrastructure Agreement dated August 29, 2006, between Motorola, Inc. and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.56 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.12	Wireless Broadband CPE Supply Agreement dated August 29, 2006, between Motorola, Inc. and Clearwire US LLC (Incorporated herein by reference to Exhibit 10.57 of Amendment No. 5 to Clearwire Corporation’s Registration Statement on Form S-1 filed March 7, 2007).
10.13	Clearwire Corporation 2007 Stock Compensation Plan (Incorporated herein by reference to Exhibit 4.2 of Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.14	Stock and Asset Purchase Agreement by and among BellSouth Corporation, Clearwire Spectrum Holdings II LLC, Clearwire Corporation and AT&T Inc. dated as of February 15, 2007 Plan (Incorporated herein by reference to Exhibit 10.71 of Amendment No. 4 to Clearwire Corporation’s Registration Statement on Form S-1 filed February 20, 2007).

10.15	Credit Agreement dated as of July 3, 2007, among Clearwire Corporation, the several lenders from time to time parties thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Syndication Agent and Morgan Stanley Senior Funding, Inc., as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed July 5, 2007).
10.16	Incremental Facility Amendment dated November 2, 2007, among Clearwire Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Bank N.A., as a Tranche C Term Lender, and Morgan Stanley Senior Funding, Inc. and Wachovia Capital Markets, LLC, as lead arrangers (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 2, 2007).
10.17	Sprint Incremental Term Loan Amendment dated December 1, 2008, by and among Clearwire Legacy LLC (formerly known as Clearwire Sub LLC), Clearwire XOHM LLC (formerly known as Sprint Sub, LLC), Clearwire Communications LLC, Morgan Stanley Senior Funding, Inc., as administrative agent and Sprint Nextel Corporation (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.18	Amended and Restated Credit Agreement dated November 21, 2008, by and among Clearwire Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. as co-documentation agents, JP Morgan Chase Bank, N.A. as syndication agent, Morgan Stanley & Co., Inc. as collateral agent, Morgan Stanley Senior Funding, Inc. as administrative agent and the other lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 24, 2008).
10.19	Form of Stock Option Agreement (Incorporated herein by reference to Exhibit 10.19 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.20	Form of Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10.20 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.21	Clearwire Corporation Change in Control Severance Plan, as amended (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed May 12, 2008 and Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed August 8, 2008).
10.22	Amended and Restated Operating Agreement of Clearwire Communications LLC dated November 28, 2008 (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 1, 2008).
10.23	Subscription Agreement dated May 7, 2008, between CW Investment Holdings, LLC and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.56 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.24**	Intellectual Property Agreement dated November 28, 2008, between Sprint Nextel Corporation and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.24 to Clearwire Corporation’s Form 10-K/A originally filed April 13, 2009).
10.25**	MVNO Support Agreement dated May 7, 2008, among Sprint Spectrum L.P. d/b/a Sprint, Comcast MVNO II, LLC, TWC Wireless, LLC and BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 10.58 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.26**	4G MVNO Agreement dated November 28, 2008, among Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P. d/b/a Sprint (Incorporated herein by reference to Exhibit 10.26 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.27**	Market Development Agreement dated November 28, 2008, between Clearwire Communications LLC and Intel Corporation (Incorporated herein by reference to Exhibit 10.27 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.28**	Google Products and Services Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.28 to Clearwire Corporation’s Form 10-K/A originally filed April 13, 2009).

10.29**	Spectrum Agreement dated November 28, 2008, between Google Inc. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.29 to Clearwire Corporation’s Form 10-K/A originally filed April 13, 2009).
10.30**	Master Site Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Nextel Spectrum LP (Incorporated herein by reference to Exhibit 10.30 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.31**	Master Agreement for Network Services dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc. (Incorporated herein by reference to Exhibit 10.31 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.32**	Authorized Sales Representative Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc. (Incorporated herein by reference to Exhibit 10.32 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.33**	National Retailer Agreement dated November 28, 2008, between Sprint Solutions, Inc. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.33 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.34**	IT Master Services Agreement dated November 28, 2008, between Clearwire Communications LLC and Sprint Solutions, Inc (Incorporated herein by reference to Exhibit 10.34 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.35	Form of Clearwire Employee Confidentiality and Intellectual Property Agreement (Incorporated herein by reference to Exhibit 10.69 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.36	Clearwire Corporation 2008 Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.68 to Clearwire Corporation’s Registration Statement on Form S-4 originally filed August 22, 2008).
10.37	Clearwire Corporation 2007 Stock Compensation Plan, as amended November 26, 2008 (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation’s Registration Statement on Form S-8 filed December 2, 2008).
10.38	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 8, 2008).
10.39	Offer Letter Agreement dated January 21, 2009 between Clearwire Corporation and David J. Sach (Incorporated herein by reference to Exhibit 10.39 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.40	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and Benjamin G. Wolff (Incorporated herein by reference to Exhibit 10.40 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.41	Offer Letter Agreement dated March 9, 2009 between Clearwire Corporation and William T. Morrow (Incorporated herein by reference to Exhibit 10.41 to Clearwire Corporation’s Form 10-K originally filed March 26, 2009).
10.42	Offer Letter Agreement dated August 24, 2009 between Clearwire Corporation and Erik E. Prusch (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed on September 3, 2009).
10.43	Investment Agreement dated November 9, 2009 among Clearwire Corporation, Clearwire Communications LLC, Sprint Nextel Corporation, Comcast Corporation, Time Warner Cable, Inc., Bright House Networks, LLC, Eagle River Holdings, LLC and Intel Corporation (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed November 10, 2009).
10.44**	Customer Care and Billing Services Agreement dated March 31, 2009 between Clearwire US LLC and Amdocs Software Systems Limited (Incorporated herein by reference to Exhibit 10.42 to Clearwire Corporation’s Registration Statement on Form S-1/A filed May 19, 2009).

10.45	Clearwire Corporation 2010 Executive Continuity Plan (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed on April 30, 2010).
10.46**	Amendment of Market Development Agreement between Clearwire Communications and Intel Corporation (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 10-Q filed on August 5, 2010).
10.47	Stock Delivery Agreement, dated as of December 8, 2010, by and among the Issuers and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed December 13, 2010).
10.48	Addendum to Offer Letter Agreement dated December 28, 2010 between Clearwire Corporation and Erik E. Prusch
21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Flux United States Corporation changed its name to Clearwire Corporation effective February 24, 2004, and as a result all references to Flux United States Corporation in this index are now to Clearwire Corporation.

**	The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.