Form 10-Q
period 2011-03-31
Clearwire Corp /DE
filed 2011-05-04
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of April 29, 2011 was 246,203,320. The number of shares outstanding of the registrant’s Class B common stock as of April 29, 2011 was 743,481,026.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Page
Part I. Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and March 31, 2010	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010	5
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the Three Months Ended March 31, 2011	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	37
Part II. Other Information	38
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 6. Exhibits	42
Signature	43
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,678	$1,233,562
Short-term investments	1,019,610	502,316
Restricted cash	2,289	1,050
Accounts receivable, net of allowance of $4,899 and $4,313	54,209	26,187
Notes receivable	5,213	4,899
Inventory, net	17,179	17,432
Prepaids and other assets	88,825	80,155

Total current assets	1,371,003	1,865,601
Property, plant and equipment, net	4,230,971	4,464,534
Restricted cash	15,961	30,524
Long-term investments	43,706	15,251
Spectrum licenses, net	4,386,750	4,417,492
Other intangible assets, net	57,429	62,908
Investments in equity investees	14,003	14,263
Other assets	166,586	169,913

Total assets	$10,286,409	$11,040,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$417,748	$455,890
Other current liabilities	305,409	230,963

Total current liabilities	723,157	686,853
Long-term debt, net	4,025,170	4,017,019
Deferred tax liabilities, net	5,802	5,564
Other long-term liabilities	479,975	461,052

Total liabilities	5,234,104	5,170,488
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 shares authorized; 245,627 and 243,544 shares issued and outstanding, respectively	24	24
Class B common stock, par value $0.0001, 1,000,000 shares authorized; 743,481 shares issued and outstanding	74	74
Additional paid-in capital	2,232,088	2,221,110
Accumulated other comprehensive income	4,592	2,495
Accumulated deficit	(1,127,448)	(900,493)

Total Clearwire Corporation stockholders’ equity	1,109,330	1,323,210
Non-controlling interests	3,942,975	4,546,788

Total stockholders’ equity	5,052,305	5,869,998

Total liabilities and stockholders’ equity	$10,286,409	$11,040,486

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$242,027	$106,672
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	243,603	153,351
Selling, general and administrative expense	224,047	214,428
Depreciation and amortization	184,926	78,756
Spectrum lease expense	74,821	66,691
Loss from abandonment and impairment of network and other assets	202,179	611

Total operating expenses	929,576	513,837

Operating loss	(687,549)	(407,165)
Other income (expense):
Interest income	842	1,250
Interest expense	(119,960)	(33,837)
Loss on derivative instruments	(26,781)	—
Other income (expense), net	(75)	929

Total other income (expense), net	(145,974)	(31,658)

Loss before income taxes	(833,523)	(438,823)
Income tax provision	(325)	(578)

Net loss	(833,848)	(439,401)
Less: non-controlling interests in net loss of consolidated subsidiaries	606,893	345,309

Net loss attributable to Clearwire Corporation	$(226,955)	$(94,092)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.93)	$(0.47)

Diluted	$(0.93)	$(0.48)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(833,848)	$(439,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(63)	578
Losses from equity investees, net	251	333
Non-cash loss on derivative instruments	26,781	—
Accretion of discount on debt	10,613	1,205
Depreciation and amortization	184,926	78,756
Amortization of spectrum leases	13,633	14,150
Non-cash rent expense	56,250	42,961
Share-based compensation	6,360	19,700
Loss on property, plant and equipment and impairment of other assets	208,982	6,428
Changes in assets and liabilities:
Inventory	1,127	(7,072)
Accounts receivable	(27,935)	(850)
Prepaids and other assets	(6,363)	(29,184)
Prepaid spectrum licenses	(2,521)	(23)
Accounts payable and other liabilities	114,853	81,050

Net cash used in operating activities	(246,954)	(231,369)
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(272,965)	(655,245)
Payments for spectrum licenses and other intangible assets	(632)	(10,260)
Purchases of available-for-sale investments	(786,777)	(1,237,229)
Disposition of available-for-sale investments	244,822	1,010,700
Other investing	13,324	(1,993)

Net cash used in investing activities	(802,228)	(894,027)
Cash flows from financing activities:
Principal payments on long-term debt	(1,103)	—
Debt financing fees	(1,148)	(20,066)
Equity investment by strategic investors	—	64,156
Proceeds from issuance of common stock	1,322	12,655

Net cash (used in) provided by financing activities	(929)	56,745
Effect of foreign currency exchange rates on cash and cash equivalents	227	(297)

Net decrease in cash and cash equivalents	(1,049,884)	(1,068,948)
Cash and cash equivalents:
Beginning of period	1,233,562	1,698,017

End of period	$183,678	$629,069

Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest	$986	$—
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$82,353	$125,555
Fixed asset purchases financed by long-term debt	$7,635	$3,358
Non-cash financing activities:
Vendor financing obligations	$(757)	$—
Capital lease obligations	$(6,878)	$(3,358)
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity

Balances at January 1, 2011	243,544	$24	743,481	$74	$2,221,110	$2,495	$(900,493)	$4,546,788	$5,869,998
Net loss	—	—	—	—	—	—	(226,955)	(606,893)	(833,848)
Other comprehensive income	—	—	—	—	—	2,097	—	6,376	8,473

Comprehensive loss								(600,517)	(825,375)
Issuance of common stock, net of issuance costs, and other capital transactions	2,083	—	—	—	9,278	—	—	(7,956)	1,322
Share-based compensation and other transactions	—	—	—	—	1,700	—	—	4,660	6,360

Balances at March 31, 2011	245,627	$24	743,481	$74	$2,232,088	$4,592	$(1,127,448)	$3,942,975	$5,052,305

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three months ended March 31, 2011 and 2010 do not necessarily indicate the results that may be expected for the full year.
     We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband network provides a connection anywhere within our coverage area.
     In 2011, we are focused on improving the operating performance of our business, continuing to grow our wholesale subscriber base, increasing the operating efficiencies related to our retail subscribers, reducing costs of our operations and seeking to raise additional capital to continue the expansion and development of our 4G mobile broadband network.
     As of March 31, 2011, we offered our services in 88 markets in the United States covering an estimated 127.8 million people, including an estimated 125.6 million people covered by our 4G mobile broadband network in 71 markets. We ended the quarter with approximately 1.3 million retail and 4.8 million wholesale subscribers. We have deployed our mobile Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, technology, based on the IEEE 802.16e standard, in our launched markets using 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses. As of March 31, 2011, the remaining 17 markets in the United States, covering an estimated 2.2 million people, continue to operate with a legacy network technology, which we refer to as Pre-4G, that is based on a proprietary set of technical standards offered by a subsidiary of Motorola Solutions, Inc., which we refer to as Motorola. Internationally, as of March 31, 2011, our networks covered an estimated 2.9 million people. We offer 4G mobile broadband services in Seville and Malaga, Spain and a Pre-4G network in Brussels and Ghent, Belgium.
     As further discussed in Note 17, Subsequent Event, on April 18, 2011, we signed the a series of agreements with Sprint Nextel Corporation, which we refer to as Sprint, that substantially changed the terms upon which we sell 4G wireless broadband services to Sprint and purchase 3G wireless services from Sprint. Under those agreements, which we collectively refer to as the Sprint Wholesale Amendments, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, and to prepay us another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us approximately $28.2 million to settle outstanding disputes related to prior usage. Additionally, the Sprint Wholesale Amendments resolved a number of disputes related to wholesale pricing. Of these amounts, Sprint paid us approximately $181.5 million on April 27, 2011.
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
     Reclassifications — For the three months ended March 31, 2010, we reclassified Losses from abandonment of network assets from Cost of goods and services and network costs to a separate line item in the condensed consolidated statements of operations. We also reclassified costs associated with ongoing maintenance of network assets that have been deployed from Selling, general and administrative expense to Cost of goods and services and network costs.
     Subsequent Events — We evaluated subsequent events occurring through the date the financial statements were issued.
     The following accounting policies were adopted in the three months ended March 31, 2011:
     Revenue Recognition — In October 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. We adopted the new accounting guidance on January 1, 2011. The adoption of the new accounting guidance did not have a significant effect on our financial condition or results of operations.
3. Investments
     Investments consisted of the following (in thousands):

	March 31, 2011					December 31, 2010
	Gross Unrealized					Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$1,019,403	$207	$—	$1,019,610	$502,121	$198	$(3)	$502,316
Long-term
U.S. Government and Agency Issues	24,002	8	(1)	24,009	—	—	—	—
Other debt securities	8,959	10,738	—	19,697	8,959	6,292	—	15,251

Total long-term	32,961	10,746	(1)	43,706	8,959	6,292	—	15,251

Total investments	$1,052,364	$10,953	$(1)	$1,063,316	$511,080	$6,490	$(3)	$517,567

     The cost and fair value of investments at March 31, 2011, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$1,019,403	$1,019,610
Due between one and five years	24,002	24,009
Due in ten years or greater	8,959	19,697

Total	$1,052,364	$1,063,316

4. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	Useful	March 31,	December 31,
	Lives (Years)	2011	2010

Network and base station equipment	5-15	$3,262,237	$3,160,790
Customer premise equipment	2	164,413	147,959
Furniture, fixtures and equipment	3-7	451,931	433,858
Leasehold improvements	Lesser of useful life or lease term	51,818	49,712
Construction in progress	N/A	1,083,598	1,299,244

		5,013,997	5,091,563
Less: accumulated depreciation and amortization		(783,026)	(627,029)

		$4,230,971	$4,464,534

	Three Months Ended
	March 31,
	2011	2010

Supplemental information:
Capitalized interest	$12,234	$52,412
Depreciation expense	$178,482	$70,843
     We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At March 31, 2011 and December 31, 2010, we have recorded capital lease assets with an original cost of $79.9 million and $73.0 million, respectively, within Network and base station equipment.

     Construction in progress is primarily composed of costs incurred during the process of completing network projects. The balance at March 31, 2011 also includes $338.4 million of Network and base station equipment not yet assigned to a project, $33.5 million of Customer premise equipment, which we refer to as CPE, that we intend to lease and $68.3 million of costs related to information technology, which we refer to as IT, and other corporate properties.
     We periodically assess certain assets that have not yet been deployed in our networks, including equipment and cell site development costs classified as construction in progress. This assessment includes the provision for differences between recorded amounts and the results of physical counts, which resulted in a charge of approximately $6.8 million and $5.8 million for the three months ended March 31, 2011 and 2010, respectively. The periodic assessment also includes a write-down of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed. Any projects that no longer fit within management’s strategic network plans were abandoned and the related costs written down, resulting in a charge of approximately $31.1 million and $611,000 for the three months ended March 31, 2011 and 2010, respectively.
     Additionally, in connection with our savings initiatives, during the first quarter of 2011, we identified, evaluated and terminated certain tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects classified as construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of approximately $140.8 million for the three months ended March 31, 2011. Together with the charge resulting from our periodic assessment of network projects described above, the total charge from Abandonment of network projects for the three months ended March 31, 2011 and 2010 was $171.9 million and $611,000, respectively.
     We incurred the following losses associated with Property, plant and equipment (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Loss from abandonment and impairment of network and other assets:
Abandonment of network projects	$171,862	$611
Impairment of assets held by international subsidiaries (1)	30,317	—

Total loss from abandonment and impairment of network and other assets	202,179	611
Charges for differences between recorded amounts and the results of physical counts and excessive and obsolete equipment(2)	6,803	5,817

Total losses on property, plant and equipment	$208,982	$6,428

(1)	Includes impairment losses of $23.8 million on spectrum licenses and other intangible assets.

(2)	Included in Cost of goods and services and network costs on the condensed consolidated statements of operations.
     Our long-lived assets, consisting of property, plant and equipment, which refer to as PP&E, and definite-lived intangible assets such as subscriber relationships, and our spectrum assets in the United States are combined into a single unit of account for purposes of testing impairment, because management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management’s strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network. Internationally, our long-lived assets, consisting of PP&E, definite-lived intangible assets, such as subscriber relationships, and our spectrum assets are primarily combined into a single unit of account for each country in which we operate for purposes of testing impairment.
     We review our long-lived assets to be held and used for recoverability whenever an event or change in circumstances indicates that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Due to active efforts undertaken in the first quarter to sell certain of our International operations, management has concluded that a change in circumstances exists requiring us to assess whether the carrying amount of our International long-lived assets is recoverable. We perform the recoverability test of the assets’ carrying value by estimating the undiscounted future net cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use of the assets in an asset group. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset group, a loss, if any, is recognized for the difference between the fair value of the asset group and its carrying value.
     In estimating the future cash flows used to test the asset group for recoverability, we used our own assumptions about the use of the asset group, and considered all available evidence. Based on the undiscounted estimated future cash flow, management has determined that the carrying value of our long-lived assets in Belgium met the recoverability test as of March 31, 2011. Management has determined that the carrying value of our long-lived assets in Spain and Germany did not meet the recoverability test as of March 31, 2011. An impairment test for long-lived assets, consisting of a comparison of the fair value of the assets in the asset group with their carrying amounts, was performed at March 31, 2011 for assets in Spain and Germany, resulting in an impairment charge of $30.3 million recorded in Loss from abandonment and impairment of network and other assets. In estimating the fair value of the asset group, we used our own assumptions about the use of the asset group by a market participant and considered all available evidence. However, as our efforts to sell our International operations progress, additional evidence may emerge that could result in an additional charge that is required to be recorded in subsequent periods.
5. Spectrum Licenses
     Owned and leased spectrum licenses consisted of the following (in thousands):

		March 31, 2011			December 31, 2010
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived owned spectrum	Indefinite	$3,112,333	$—	$3,112,333	$3,110,871	$—	$3,110,871
Definite-lived owned spectrum	16-20 years	80,682	(9,957)	70,725	100,474	(8,630)	91,844
Spectrum leases and prepaid spectrum	25 years	1,322,538	(134,005)	1,188,533	1,320,309	(120,370)	1,199,939
Pending spectrum and transition costs	N/A	15,159	—	15,159	14,838	—	14,838

Total spectrum licenses		$4,530,712	$(143,962)	$4,386,750	$4,546,492	$(129,000)	$4,417,492

	Three Months Ended
	March 31,
	2011	2010

Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$13,633	$14,150
Amortization of definite-lived owned spectrum	$1,051	$1,081
     As of March 31, 2011, future amortization of spectrum licenses, spectrum leases and prepaid spectrum costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2011	$39,574	$3,197	$42,771
2012	52,586	4,262	56,848
2013	52,092	4,262	56,354
2014	51,801	4,262	56,063
2015	51,625	4,262	55,887
Thereafter	940,855	50,480	991,335

Total	$1,188,533	$70,725	$1,259,258

     We expect that all renewal periods in our leases will be renewed by us, and that the costs to renew will be immaterial.
     See Note 4, Property, Plant and Equipment for a description of the analysis performed in the first quarter related to our International spectrum.

6. Other Intangible Assets
     Other intangible assets consisted of the following (in thousands):

	March 31, 2011					December 31, 2010
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 - 7 years	$115,645	$(62,463)	$53,182	$115,418	$(57,001)	$58,417
Trade names and trademarks	5 years	3,804	(1,775)	2,029	3,804	(1,585)	2,219
Patents and other	10 years	3,194	(976)	2,218	3,166	(894)	2,272

Total other intangibles		$122,643	$(65,214)	$57,429	$122,388	$(59,480)	$62,908

     As of March 31, 2011, the future amortization of other intangible assets is expected to be as follows (in thousands):

2011	$16,048
2012	16,789
2013	12,295
2014	7,731
2015	3,864
Thereafter	702

Total	$57,429

	Three Months Ended
	March 31,
	2011	2010
Supplemental Information (in thousands):
Amortization expense	$5,393	$6,832
     We evaluate all of our patent renewals on a case by case basis, based on renewal costs.
     See Note 4, Property, Plant and Equipment for a description of the analysis performed in the first quarter related to our International other intangible assets.
7. Other Liabilities
  Current liabilities
     Current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Accounts payable and accrued expenses:
Accounts payable	$196,692	$329,859
Accrued interest	155,961	37,578
Salaries and benefits	36,028	52,636
Business and income taxes payable	18,807	21,456
Other accrued expenses	10,260	14,361

Total accounts payable and accrued expenses	417,748	455,890

Other current liabilities:
Derivative instruments	194,673	167,892
Deferred revenues	26,324	22,401
Current portion of long-term debt	25,122	19,364
Cease-to-use tower lease liability	34,652	—
Other	24,638	21,306

Total other current liabilities	305,409	230,963

Total	$723,157	$686,853

     Other long-term liabilities
     Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Deferred rents associated with tower and spectrum leases	$413,385	$394,495
Other	66,590	66,557

Total	$479,975	$461,052

     In connection with our cost savings initiatives, during the first quarter of 2011, we terminated certain tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with these lease termination initiatives, we recognized a Cease-to-use tower lease liability of $34.7 million in Other current liabilities, based on the remaining lease rentals for leases subject to termination actions reduced by estimated sublease rentals that could be reasonably obtained. Net of previously recorded deferred rent liabilities associated with these leases and including cancellation fees, Cost of goods and services and network costs reflect a charge of $1.5 million during the three months ended March 31, 2011 for the lease termination activities. We expect to achieve cost savings resulting from these lease termination initiatives through a reduction in future lease obligations. See Note 4, Property, Plant and Equipment for information regarding the related Loss from abandonment and impairment of network and other assets charge.
8. Income Taxes
     Clearwire Corporation, which we refer to as Clearwire or the Company, holds no significant assets other than its equity interests in Clearwire Communications LLC, which we refer to as Clearwire Communications. Clearwire Communications is treated as a partnership for U.S. federal income tax purposes and therefore does not pay U.S. federal income tax. As a result, any current and deferred tax consequences arise at the partner level, including Clearwire. Other than the balances associated with the timing of deductions associated for prepaid expenses and those associated with the non-U.S. operations, the only temporary difference for Clearwire is the basis difference associated with our investment in the partnership. We have recognized a deferred tax liability for this basis difference. Our deferred tax assets primarily represent net operating loss carryforwards associated with Clearwire’s operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company on November 28, 2008. A portion of our deferred tax assets will be realized through schedulable reversing deferred tax liabilities. Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against the substantial portion of our deferred tax assets as they are not deemed realizable.
     The income tax provision reflected in our condensed consolidated statements of operations primarily reflects certain state taxes.

9. Long-term Debt, Net
     Long-term debt consisted of the following (in thousands):

	March 31, 2011
	Interest	Effective		Par	Net	Carrying
	Rates	Rate(1)	Maturities	Amount	Discount	Value

Notes:
Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(40,450)	$2,907,044
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(224,718)	504,532
Vendor Financing Notes	LIBOR based(2)	6.16%	2014/2015	61,008	(227)	60,781
Capital lease obligations				77,935	—	77,935

Total debt, net				$4,315,687	$(265,395)	4,050,292

Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(25,122)

Total long-term debt, net						$4,025,170

(1)	Represents weighted average effective interest rate based on period-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the condensed consolidated balance sheets.

	December 31, 2010
	Interest	Effective		Par	Net	Carrying
	Rates	Rate(1)	Maturities	Amount	Discount	Value

Notes:
Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(42,387)	$2,905,107
Second-Priority Secured Notes	12.00%	12.39%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.65%	2040	729,250	(230,121)	499,129
Vendor Financing Notes	LIBOR based(2)	6.16%	2014	60,251	(264)	59,987
Capital lease obligations				72,160	—	72,160

Total debt, net				$4,309,155	$(272,772)	4,036,383

Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(19,364)

Total long-term debt, net						$4,017,019

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the condensed consolidated balance sheets.
     Vendor Financing Notes — On January 31, 2011, we amended our previous vendor financing facility, which we refer to as the Amended Vendor Financing Facility, which allowed us to obtain up to $160 million of financing by entering into notes, which we refer to as Vendor Financing Notes, until January 31, 2011. The Amended Vendor Financing Facility allows us to obtain up to $95.0 million of financing until January 31, 2012. The coupon rate and terms of the Vendor Financing Notes, under the Amended Vendor Financing Facility are identical to the original notes entered into during 2010, except that they mature in 2015. We utilized $757,000 of the Amended Vendor Financing Facility for the three months ended March 31, 2011.
     As of March 31, 2011 and December 31, 2010, approximately $138.9 million and $132.4 million, respectively, of our outstanding debt, comprised of Vendor Financing Notes and Capital lease obligations, was secured by assets classified as Network and base station equipment.
     Future Payments — For future payments on our Long-term debt see Note 12, Commitments and Contingencies.

     Interest Expense, Net — Interest expense included in our condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Interest coupon	$121,581	$83,184
Accretion of debt discount (1)	10,613	3,065
Capitalized interest	(12,234)	(52,412)

Interest expense	$119,960	$33,837

(1)	Includes amortization of deferred financing fees which are classified as Other assets on the condensed consolidated balance sheets.
10. Derivative Instruments
     The holders’ exchange rights contained in the exchangeable notes issued in December 2010, which we refer to as the Exchangeable Notes, constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, as derivative liabilities. The Exchange Options are indexed to our Class A common stock, which we refer to as Class A Common Stock, have a notional amount of 103.0 million shares and mature in 2040. We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value of the Exchange Options are reported in our condensed consolidated statements of operations. At March 31, 2011 and December 31, 2010, the Exchange Options’ estimated fair value was $194.7 million and $167.9 million, respectively, and was reported in other current liabilities on our condensed consolidated balance sheets. For the three months ended March 31, 2011, we recognized a loss of $26.8 million from the changes in the estimated fair value in loss on derivative instruments in our condensed consolidated statements of operations. See Note 11, Fair Value, for information regarding valuation of the Exchange Options.
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
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at March 31, 2011 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$183,678	$—	$—	$183,678
Short-term investments	$1,019,610	$—	$—	$1,019,610
Long-term investments	$24,009	$—	$19,697	$43,706
Other assets — derivative assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities — derivative liabilities	$—	$—	$(194,673)	$(194,673)
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2010 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,233,562	$—	$—	$1,233,562
Short-term investments	$502,316	$—	$—	$502,316
Long-term investments	$—	$—	$15,251	$15,251
Other assets — derivative assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities — derivative liabilities	$—	$—	$(167,892)	$(167,892)
     The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2011 (in thousands):

					Net Unrealized		Net Unrealized
					Gains (Losses)		Gains (Losses)
					Included in		Included in 2011
			Net Unrealized		Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)		Other		to Instruments Held
	January 1,	Issuances and	Included in		Comprehensive	March 31,	at March 31,
	2011	Settlements	Earnings		Income	2011	2011

Long-term investments:
Other debt securities	$15,251	$—	$—		$4,446	$19,697	$—
Other assets:
Derivatives	292	—	—		—	292	—
Other current liabilities:
Derivatives	(167,892)	—	(26,781	) (1)	—	(194,673)	(26,781)

(1)	Included in Loss on derivative instruments in the condensed consolidated statements of operations.

     The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2010 (in thousands):

				Net Unrealized		Net Unrealized
				Gains (Losses)		Gains (Losses)
				Included in		Included in 2010
			Net Unrealized	Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)	Other		to Instruments Held
	January 1,	Issuances and	Included in	Comprehensive	March 31,	at March 31,
	2010	Settlements	Earnings	Income	2010	2010

Long-term investments:
Other debt securities	$13,171	$—	$—	$4,011	$17,182	$—
     The following table summarizes our assets measured at fair value on a nonrecurring basis at March 31, 2011 (in thousands):

		Quoted	Significant
		Prices in	Other	Significant
	Three Months	Active	Observable	Unobservable
	Ended March	Markets	Inputs	Inputs	Total
	31, 2011	(Level 1)	(Level 2)	(Level 3)	Losses

Long-lived assets held and used	$44,189	$—	$—	$44,189	$(30,317)
     Due to active efforts undertaken in the first quarter to sell certain of our International operations, certain long-lived assets held and used, including PP&E, definite-lived spectrum licenses and other definite-lived intangible assets in certain of our International subsidiaries with a carrying amount of $74.5 million were written down to their implied fair value of $44.2 million, resulting in an impairment charge of $30.3 million which was included in earnings for the period.
     An income approach, using significant unobservable inputs, was used to calculate the fair value of the long-lived assets. A probability-weighted approach was used, which resulted in a range of possible future cash flows based on the courses of action that management is evaluating and the likelihood of the possible outcomes. Unobservable inputs included expected cash flows, preliminary auction data, management’s assessment of the probability of possible future cash flow scenarios and discount rates.
     The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
  Debt Instruments
     To estimate the fair value of the senior secured notes, which we refer to as the Senior Secured Notes, the second-priority secured notes, which we refer to as the Second-Priority Secured Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
     To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity and judgment was used to estimate an appropriate discount rate to calculate the present value of the estimated cashflows.
     The following table presents the carrying value and the approximate fair value of our outstanding debt instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Notes:
Senior Secured Notes and Rollover Notes	$2,907,044	$3,188,458	$2,905,107	$3,180,662
Second-Priority Secured Notes	$500,000	$534,375	$500,000	$520,833
Exchangeable Notes(1)	$504,532	$798,077	$499,129	$746,107
Vendor Financing Notes	$60,781	$61,460	$59,987	$60,793

(1)	Carrying value as of March 31, 2011 and December 31, 2010 is net of $224.7 million and $230.1 million discount, respectively, arising from the separation of the Exchange Options from the debt host instruments.
12. Commitments and Contingencies

Future minimum payments under obligations listed below (including all expected optional renewal periods on operating leases) as of March 31, 2011 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2011	2012	2013	2014	2015	Renewal Periods

Long-term debt obligations	$4,237,751	$15,206	$20,320	$20,336	$5,130	$2,947,509	$1,229,250
Interest payments	3,997,445	474,542	476,109	474,912	473,941	473,863	1,624,078
Operating lease obligations(1)	11,760,800	268,354	408,428	413,038	416,828	421,741	9,832,411
Spectrum lease obligations	6,238,459	125,532	167,074	166,195	174,734	169,506	5,435,418
Spectrum service credits	107,136	2,030	2,030	2,030	2,030	2,030	96,986
Capital lease obligations(2)	135,549	10,144	13,800	14,123	15,129	12,715	69,638
Signed spectrum agreements	7,687	7,687	—	—	—	—	—
Network equipment purchase obligations	22,550	22,550	—	—	—	—	—
Other purchase obligations	160,326	56,345	38,541	25,230	11,047	11,032	18,131

Total	$26,667,703	$982,390	$1,126,302	$1,115,864	$1,098,839	$4,038,396	$18,305,912

(1)	Includes executory costs of $57.0 million and reflects a reduction to future obligations resulting from the lease termination initiatives implemented in the first quarter of 2011.

(2)	Payments include $57.6 million representing interest.
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
     Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Spectrum lease expense	$61,188	$52,541
Amortization of prepaid spectrum licenses	13,633	14,150

Total spectrum lease expense	$74,821	$66,691

Operating lease expense	$140,029	$91,702

     Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three months ended March 31, 2011 and 2010 we satisfied $2.3 million and $168,000, respectively, related to these commitments. The maximum remaining commitment at March 31, 2011 is $107.1 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     As of March 31, 2011, we have signed agreements to acquire approximately $7.7 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
     Network equipment purchase obligations - We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.
     Other purchase obligations - We have purchase obligations that include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods or services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.
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
     On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. Oral argument before the Ninth Circuit Court of Appeals took place on November 3, 2010. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. The parties will brief the issue in May and June 2011. Once the Washington Supreme Court issues its opinion, the Court of Appeals will continue considering the appeal of the District Court’s dismissal of all claims in the First Amended Complaint. On March 31, 2011, plaintiffs filed with the District Court a Motion for an Indicative Ruling on Whether Court Would Grant Leave for Filing of Second Amended Complaint, which we refer to as the Motion for Indicative Ruling, attaching a proposed Second Amended Complaint seeking to add new claims concerning Clearwire’s customer pre-qualification tool. The Motion was fully briefed as of April 22, 2011. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
     On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. In response to the Fourth Amended Complaint, on March 3, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims or alternatively, (2) to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893. On March 29, 2011, the Court granted the parties’ stipulation to stay the litigation in its entirety pending resolution of Concepcion and vacated all pretrial and other deadlines including the briefing schedule for class certification. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we expect the parties to renew the motions to compel arbitration. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
     On November 15, 2010, a purported class action was filed by Angelo Dennings against Clearwire in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances.

The claims asserted include violations of the Computer Fraud and Abuse Act, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, Clearwire filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, Plaintiff abandoned its fraud claim and amended its complaint on March 3, 2011, adding fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, or alternatively, (2) to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we expect the parties to renew the motions to compel arbitration. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
     On March 30, 2011 Clearwire was served with a purported class action filed in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic] alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. The court stayed the action pending the U.S. Supreme Court’s ruling in AT&T Mobility LLC v. Concepcion (Case No. 08-56394). On April 27, 2011, the Court decided Concepcion, triggering the parties’ obligation to file a status report with the Newton court by May 12, 2011. This case is in the early stages of litigation, its outcome is unknown and any estimate of any potential loss cannot be made at this time.
     On April 18, 2011, Clearwire and Sprint entered into a number of agreements that, among other things, resolved the ongoing disputes between the parties relating to wholesale pricing terms under existing commercial agreements. See Note 17, Subsequent Event for additional information on the agreements signed. Pursuant to the terms of the new agreements, the parties also agreed to withdraw from pending arbitration proceedings regarding the disputes.
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
13. Share-Based Payments
     At March 31, 2011, there were 53,815,501 shares available for grant under the legacy Clearwire Corporation, which we refer to as Old Clearwire, 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.
Restricted Stock Units
     We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

     A summary of the RSU activity for the three months ended March 31, 2011 is presented below:

		Weighted-
	Number of	Average
	RSU’s	Grant Price
Restricted stock units outstanding — January 1, 2011	14,675,653	$5.99
Granted	5,458,891	4.88
Forfeited	(2,719,960)	5.12
Released	(1,661,654)	4.94

Restricted stock units outstanding — March 31, 2011	15,752,930	$5.86

     As of March 31, 2011, we have total unrecognized compensation cost of approximately $55.6 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
     For the three months ended March 31, 2011, we used an expected forfeiture rate of 7.15% in determining share-based compensation expense for RSUs.
Stock Options
     We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of option activity from January 1, 2011 through March 31, 2011 is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Options outstanding — January 1, 2011	16,443,241	$11.80
Granted	—	—
Forfeited	(4,436,224)	8.88
Exercised	(420,994)	3.14

Options outstanding — March 31, 2011	11,586,023	$13.23

Vested and expected to vest — March 31, 2011	11,315,896	$13.33

Exercisable outstanding — March 31, 2011	8,908,850	$14.54

     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at March 31, 2011 was $3.4 million and is expected to be recognized over a weighted average period of approximately 1.3 years.
     For the three months ended March 31, 2011, we used an expected forfeiture rate of 10.09% in determining the calculation of share-based compensation expense for stock options.
     Share-based compensation expense recognized for all plans is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Options	$(359)	$10,536
RSUs	6,646	9,126
Sprint Equity Compensation Plans	73	38

	$6,360	$19,700

     During the three months ended March 31, 2011 and 2010, we reversed $7.5 million and $1.5 million, respectively of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. In addition, during the three months ended March 31, 2011 and 2010, we recorded $339,000 and $9.8 million, respectively of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

14. Net Loss Per Share
Basic Net Loss Per Share
     The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Net loss	$(833,848)	$(439,401)
Non-controlling interests in net loss of consolidated subsidiaries	606,893	345,309

Net loss attributable to Class A Common Stockholders	$(226,955)	$(94,092)

Weighted average shares Class A Common Stock outstanding	244,389	198,605
Net loss per share	$(0.93)	$(0.47)
Diluted Net Loss Per Share
     The potential exchange of Class B non-voting common interests in Clearwire Communications, which we refer to as Clearwire Communications Class B Common Interests, together with Clearwire Class B common stock, which we refer to as Class B Common Stock, for Class A Common Stock may have a dilutive effect on diluted net loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire will be required to recognize a tax provision related to indefinite lived intangible assets.
     For the three months ended March 31, 2011, Class B Common Stock was excluded from the computation of diluted loss per share as its inclusion would have been antidilutive due to the impact of the $26.8 million loss on derivatives which is fully allocated to the Class A Common Stock.
     For the three months ended March 31, 2010, net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock, is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Net loss attributable to Class A Common Stockholders	$(226,955)	$(94,092)
Non-controlling interests in net loss of consolidated subsidiaries	—	(345,309)
Tax adjustment resulting from dissolution of Clearwire Communications	—	(6,587)

Net loss available to Class A Common Stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	$(226,955)	$(445,988)

Weighted average shares Class A Common Stock outstanding	244,389	198,605
Weighted average shares converted from Class B Common Stock outstanding	—	737,320

Total weighted average shares Class A Common Stock outstanding (diluted)	244,389	935,925

Net loss per share	$(0.93)	$(0.48)
     Higher net loss per share on a diluted basis for the three months ended March 31, 2010 is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock.

     The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Class B Common Stock	743,481	—
Exchangeable Notes conversion shares	103,001	—
Stock options	15,427	20,232
Restricted stock units	14,993	11,680
Warrants	17,806	17,806
Subscription rights	—	113,375
Contingent shares	—	6,161

	894,708	169,254

     We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

15. Business Segments
     Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers are our interim Chief Executive Officer and our Chief Operating Officer. As of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, we have identified two reportable segments: the United States and the international businesses.
     We report business segment information as follows (in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	United States	International	Total	United States	International	Total

Revenues:
Retail revenue	$175,242	$5,120	$180,362	$95,993	$5,910	$101,903
Wholesale revenue	60,895	—	60,895	3,349	—	3,349
Other revenue	671	99	770	1,420	—	1,420

Total revenues	236,808	5,219	242,027	100,762	5,910	106,672

Cost of goods and services and network costs (exclusive of items shown separately below)	240,146	3,457	243,603	149,524	3,827	153,351
Operating expenses	459,782	41,265	501,047	270,162	11,568	281,730
Depreciation and amortization	182,503	2,423	184,926	75,527	3,229	78,756

Total operating expenses	882,431	47,145	929,576	495,213	18,624	513,837

Operating loss	$(645,623)	$(41,926)	(687,549)	$(394,451)	$(12,714)	(407,165)

Other expense, net			(145,974)			(31,658)
Income tax benefit (provision)			(325)			(578)

Net loss			(833,848)			(439,401)
Non-controlling interest			606,893			345,309

Net loss attributable to Clearwire			$(226,955)			$(94,092)

Capital Expenditures
United States			$130,145			$688,003
International			1,721			1,961

			$131,866			$689,964

	March 31,	December 31,
	2011	2010

Total assets
United States	$10,194,218	$10,921,885
International	92,191	118,601

	$10,286,409	$11,040,486

16. Related Party Transactions
     We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel Corporation, Google Inc., Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., Bright House Networks, LLC, Eagle River Holdings LLC, Ericsson, Inc., Switch & Data, Inc., Dashwire Inc., and Motorola, Inc., all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We will sell these services at terms defined in our contractual agreements.

     The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	March 31,	December 31,
	2011	2010

Accounts receivable	$49,303	$22,297
Prepaid assets and other assets	$4,994	$5,010
Accounts payable and accrued expenses	$17,314	$11,161

	Three Months Ended
	March 31,
	2011	2010

Revenue	$61,020	$3,389
Cost of goods and services and network costs (inclusive of capitalized costs) (COGS)	$32,339	$18,948
Selling, general and administrative (SG&A)	$2,433	$555
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire - As of March 31, 2011, Sprint, through Sprint HoldCo LLC, a wholly-owned subsidiary, owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 54% and Intel Corporation, Google Inc., Comcast, Time Warner Cable Inc., Bright House Networks, LLC and Eagle River Holdings LLC collectively owned a 32% interest in Clearwire.
     Sprint Wholesale Relationship — As noted above, Sprint owned the largest interest in Clearwire as of March 31, 2011. We have a number of material arrangements with Sprint including a non-exclusive 4G MVNO agreement whereby we sell 4G wireless broadband services to Sprint and other parties for the purposes of marketing and reselling our 4G wireless broadband services to their respective end user subscribers and a non-exclusive 3G MVNO agreement whereby Sprint sells to us its code division multiple access and mobile voice and data communications services, which we refer to collectively as 3G wireless services, for purposes of resale to our retail customers. For the three months ended March 31, 2011 and 2010, we received $33.0 million and $1.6 million, respectively from Sprint for 4G broadband wireless services we provide to Sprint and other parties. For the three months ended March 31, 2011 and 2010 we paid $8.7 million and $0, respectively to Sprint for 3G wireless services provided by Sprint to us. Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three months ended March 31, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 25% of total revenues. See Note 17, Subsequent Event for a description of the recent resolution of the ongoing disputes between the Sprint and Clearwire relating to wholesale pricing terms under existing commercial agreements.
     Sprint Master Site Agreement — We entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the Closing. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the three months ended March 31, 2011 and 2010, we recorded rent expense of $14.3 million and $9.3 million, respectively.
     Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, who currently sits on our board of directors and is our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine LLP. However, Mr. Wolff’s spouse has not received any compensation directly from us. For the three months ended March 31, 2011 and 2010, we paid $596,000 and $1.0 million to Davis Wright Tremaine LLP for legal services, respectively. This does not include fees paid by Old Clearwire.
     Ericsson, Inc — Ericsson, Inc., which we refer to as Ericsson, provides network deployment services to us, including site acquisition and construction management services. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the three months ended March 31, 2011, we capitalized $8.8 million in costs paid to Ericsson to Network and Base Station Equipment, of which $7.1 million was included in Accounts payable and other current liabilities.
17. Subsequent Event
     On April 18, 2011, we entered into the Sprint Wholesale Amendments pertaining to new wholesale pricing terms for the 4G wireless broadband services we provide to Sprint and the 3G wireless services provided by Sprint to us. Those agreements are as follows: (1) April 2011 Clearwire / Sprint Amendment to the 4G MVNO Agreement, which we refer to as the 4G Amendment; (2) First Amendment to the December 23, 2009 Dual Mode Settlement Letter Agreement, which we refer to as the Dual Mode

Amendment; (3) Settlement and Release Agreement, which we refer to as the Settlement Agreement; (4) Sprint / Clearwire First Amendment to the MVNO Support Agreement (3G), which we refer to as the 3G Amendment; and (5) Amended and Restated Enhanced In-Building Coverage Deployment Agreement, which we refer to as the CNS Agreement.
     The 4G Amendment amends the terms upon which Clearwire sells 4G wireless broadband services to Sprint and its subsidiaries and affiliates under the 4G MVNO Support Agreement dated November 28, 2008, which we refer to as the 4G Agreement. The initial term period of the 4G Agreement remains unchanged, with a termination date of November 28, 2013, and automatic five year renewal periods. The 4G Amendment includes, among other things, the following material terms:
•	A take-or-pay commitment from Sprint to Clearwire in the amount of $300.0 million for 2011 and $550.0 million for 2012, which is subject to certain exceptions and payable in quarterly increments;

•	A $175.0 million pre-payment from Sprint, payable in quarterly increments in 2011 and 2012, for 4G wireless broadband services purchased from Clearwire during the remainder of the term of the 4G Agreement. For 2011 and 2012, the pre-payment will be applied to invoices for services that are not eligible for the take-or-pay commitments and after exhaustion of the applicable take-or-pay commitment, and for 2013 and beyond, the pre-payment will be applied to invoices until exhausted;

•	A usage-based pricing structure for most 4G wireless broadband services provided to Sprint. Under this structure, the amount paid by Sprint for 4G wireless broadband services will be determined on a per-gigabyte, which we refer to as GB, basis for the aggregate volume of data usage by Sprint’s customers on Clearwire’s network for a particular month. The 4G Amendment includes multiple volume pricing tiers that are used in determining the per-GB price, with the price decreasing for usage that exceeds certain aggregate monthly volume thresholds. The 4G Amendment includes a market rate adjustment mechanism that may adjust the per-GB pricing beyond 2012 if there are changes in certain agreed-upon indexes;

•	For Sprint’s customers with low or no usage on Clearwire’s 4G mobile broadband network, including those residing outside of Clearwire’s launched markets, there is a nominal minimum fee payable per device, subject to exceptions;

•	Certain other pricing plans are also available to Sprint for specific and unique services;

•	Subject to certain restrictions under the 4G Amendment, Sprint is permitted to resell the 4G wireless broadband service on a wholesale basis to other companies, and those companies, in turn, may resell the 4G wireless broadband service on a wholesale basis. For 4G wireless broadband services resold on a wholesale basis by Sprint, the prices paid to Clearwire by Sprint are generally determined under the same pricing structure as for Sprint retail customers, with Sprint being required to also pay Clearwire a small premium;

•	A most favored reseller provision that generally grants Sprint the right to receive the lowest prices Clearwire charges resellers for 4G wireless broadband services, subject to certain limitations; and

•	An additional pricing discount for Sprint relative to the prices paid by other resellers for the 4G wireless broadband services. Under the 4G Amendment, Sprint has agreed to waive this discount if certain other triggering events occur.
     The Dual Mode Amendment resolves a pending dispute concerning how Clearwire and Sprint will allocate future revenue from 4G wireless broadband service usage by other parties to the 4G Agreement over dual mode devices that utilize both Sprint’s 3G and Clearwire’s 4G networks. The Settlement Agreement resolves disputes between Clearwire and Sprint over amounts due and owing for (a) prior usage by Sprint’s end users of Clearwire’s 4G wireless broadband service, (b) prior usage by Clearwire’s end users of Sprint’s 3G wireless service, and (c) other disputes between Clearwire and Sprint over the allocation of revenue from 4G wireless broadband services usage over dual mode devices. In settlement of those disputes and in consideration for other transactions entered into by the parties, Sprint will pay Clearwire a net $28.2 million. Under the Settlement Agreement, the parties also agreed to withdraw from the pending arbitration proceeding.
     The 3G Amendment amends the 3G MVNO Support Agreement dated November 28, 2008, which we refer to as the 3G Agreement, under which Sprint sells 3G wireless service to Clearwire and certain other parties. The 3G Amendment replaces Schedule 1.0 of the 3G Agreement with a new Schedule 1.0 setting forth the prices to be paid by Clearwire for the 3G wireless service and the terms under which Clearwire can resell 3G services on a retail and wholesale basis.

     Under the CNS Agreement, Sprint will be entitled to deploy at its cost and expense an unlimited number of custom network solutions, which we refer to as CNS, designed to enhance in-building 4G network coverage for Sprint’s customers. The CNS deployments must be compatible with Clearwire’s 4G network and generally are extensions of Clearwire’s 4G network. However, Sprint is entitled to deploy up to 1,000 wireless local area networks, which we refer to as WLANs, that are not an extension of the 4G network, but which transmit on a portion of Clearwire’s spectrum. In each case, any such deployment remains subject to design approval and certain other approvals by Clearwire. The CNS Agreement requires Sprint to pre-pay Clearwire in advance for certain design review and engineering services. In addition, Sprint is required to pay Clearwire monthly recurring charges that vary based upon the type and size of the CNS deployment in lieu of usage based charges. The CNS Agreement allows Clearwire end users to roam on Sprint’s CNS deployments at no charge to Clearwire. Under the CNS Agreement, Clearwire may, in its discretion, elect to purchase the CNS equipment installed by Sprint at an agreed price, provided that Clearwire continues to support Sprint’s CNS customers for a specified period of time after consummation of such purchase.
Pro forma effect of Sprint Wholesale Amendments on First Quarter Results
     The pricing provisions agreed to in the 4G Amendment are applicable from and after January 1, 2011. However, in accordance with U.S. GAAP applicable to revenue recognition, our first quarter results do not reflect the additional revenues due to us as a result of the April 18, 2011 amendments noted. During our second quarter of fiscal 2011, we will recognize revenue of approximately $16.1 million attributable to services provided in the first quarter. Had the 4G Amendment been in effect as of March 31, 2011, our pro forma revenues for the first quarter of 2011 would have increased by $16.1 million, and the pro forma Net loss attributable to Clearwire Corporation would have decreased by $4.0 million ($0.02 per share).
     On April 27, 2011 we received a cash payment of $181.5 million comprised of the initial installments of the take-or-pay commitment for 2011 and the pre-payment and the $28.2 million settlement amount in accordance with the Settlement Agreement. In the second quarter of 2011, in addition to revenues earned during the second quarter, we expect to record the $16.1 million of revenue attributable to services provided in the first quarter, and the portion of the $28.2 million of cash received related to services provided in periods prior to December 31, 2010.

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2011 and 2010 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.
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
     Forward-looking statements in this Quarterly Report on Form 10-Q represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based, or the success of our business. The factors or uncertainties that could cause actual results, performance or achievement to differ materially from forward-looking statements contained in this report are described in Part II, Item 1A, Risk Factors, and elsewhere in this report.
  Overview
     We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband networks provide a connection anywhere within our coverage area.
     As of March 31, 2011, our networks covered an estimated 130.7 million people in the United States and Europe. We offered our services in 88 markets in the United States covering an estimated 127.8 million people, including an estimated 125.6 million people covered by our 4G mobile broadband networks in 71 markets. We ended the quarter with approximately 1.3 million retail and 4.8 million wholesale subscribers. As of March 31, 2011, our other 17 markets in the United States, covering an estimated 2.2 million people, continued to operate with a legacy network technology, which we refer to as Pre-4G, that is based on a proprietary set of technical standards offered by a subsidiary of Motorola Solutions, Inc., which we refer to as Motorola. Internationally, as of March 31, 2011, our networks covered an estimated 2.9 million people. We offer 4G mobile broadband services in Seville and Malaga, Spain.
     We are currently taking actions we believe are necessary for our current business to generate positive cash flows in the next few years. Primarily, we are focusing on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses and seeking additional capital for our current business and to continue the development of our network. As a result of our efforts, we believe we made significant process on these initiatives in the first quarter.
     On April 18, 2011, we signed a series of agreements with Sprint Nextel Corporation, which we refer to as Sprint, that substantially changed the terms upon which we sell 4G wireless broadband services to Sprint and purchase 3G wireless services from Sprint. Under those agreements, which we collectively refer to as the Sprint Wholesale Amendments, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay us another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us approximately $28.2 million to settle outstanding disputes related to prior usage. Additionally, the Sprint Wholesale Amendments resolved a number of disputes related to wholesale pricing. Of these amounts, Sprint paid us approximately $181.5 million on April 27, 2011.

     We also implemented various cost savings initiatives. We continue to lower the cost of our retail business by, among other things, increasing the use of lower cost sales channels such as indirect dealers and online sales and reducing the amount we spend on marketing. We also continued to decrease the number of our employees and contractors. As of March 31, 2011, we had approximately 1,000 fewer employees than we had at our peak in the third quarter 2010. Last, we terminated, or elected not to renew, a number of existing tower leases, that are not currently used to provide service. Each of these actions has lowered our operating costs and our need for additional capital. However, we believe certain of these initiatives will also likely result in slower growth in our retail subscriber base throughout 2011 compared to prior periods.
     We believe that our current capital will cover the near-term capital needs of our business. However, we may need to raise additional capital to fund our current business over the intermediate and long-term. The amount of additional capital, if any, we will ultimately need for our current business will depend on a number of factors, many of which are outside of our control. These factors include, among other things, the amount of cash we actually receive from Sprint, the cash generated by our retail business and by the wholesale business from customers other than Sprint in those periods, our ability to ensure that the services we offer over our 4G mobile broadband network to remain competitive with service offerings from our competitors, and our ability to continue to reduce our operating expenses and capital expenditures.
     We are also seeking substantial additional capital to continue the development of our 4G mobile broadband network, so that the services we offer remain competitive with service offerings from our competitors and enable us to continue to grow our business. Further network development may include, among other things, deploying LTE either in place of, or together with, mobile WiMAX, expanding our network to new markets and improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area.
    Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to long-lived assets and intangible assets, including spectrum, derivatives and deferred tax asset valuation allowance.
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
     There have been no significant changes in our critical accounting policies during the three months ended March 31, 2011 as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations
     The following table sets forth operating data for the three months ended March 31, 2011 and 2010:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$242,027	$106,672
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	243,603	153,351
Selling, general and administrative expense	224,047	214,428
Depreciation and amortization	184,926	78,756
Spectrum lease expense	74,821	66,691
Loss from abandonment and impairment of network and other assets	202,179	611

Total operating expenses	929,576	513,837

Operating loss	(687,549)	(407,165)
Other income (expense):
Interest income	842	1,250
Interest expense	(119,960)	(33,837)
Loss on derivative instruments	(26,781)	—
Other income (expense), net	(75)	929

Total other income (expense), net	(145,974)	(31,658)

Loss before income taxes	(833,523)	(438,823)
Income tax benefit (provision)	(325)	(578)

Net loss	(833,848)	(439,401)
Less: non-controlling interests in net loss of consolidated subsidiaries	606,893	345,309

Net loss attributable to Clearwire Corporation	$(226,955)	$(94,092)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.93)	$(0.47)

Diluted	$(0.93)	$(0.48)

Revenues
     Retail revenues are primarily generated from subscription and modem lease fees for our 4G and Pre-4G services, as well as from activation fees and fees for other services such as email, VoIP, and web hosting services. Wholesale revenues are primarily generated from monthly service fees for our 4G services.

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2011	2010	Change

Retail revenue	$180,362	$101,903	77.0%
Wholesale revenue	60,895	3,349	N/M
Other revenue	770	1,420	(45.8)%

Total revenues	$242,027	$106,672	126.9%

     The increase in revenues for the three months ended March 31, 2011 compared to the same period in 2010 is due primarily to the continued expansion of our retail and wholesale subscriber base as we expanded our networks into new markets. As of March 31, 2011, we offered our services in areas in the United States and Europe covering an estimated 130.7 million people, compared to 51.5 million as of March 31, 2010. We had approximately 1.3 million retail and 4.8 million wholesale subscribers as of March 31, 2011, compared to approximately 814,000 retail and 157,000 wholesale subscribers as of March 31, 2010. Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three months ended March 31, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 25% of total revenues. Wholesale revenue is based upon minimal wholesale rate inputs due to the fact that issues around pricing for wholesale transactions with Sprint were resolved subsequent to the end of the quarter. Had the Sprint Wholesale Amendments been in effect as of March 31, 2011, our pro forma wholesale revenues for the first quarter of 2011 would have increased by an additional $16.1 million due to usage during the quarter. See the Pro Forma Reconciliation for further information. Revenues in the United States represents 98% and international represented 2% of total revenue for the three months ended March 31, 2011, compared to 94% for the United States and 6% for international for the three months ended March 31, 2010.

     We expect revenues to continue to increase in future periods primarily due to expected growth in wholesale subscribers, the full year benefit of subscribers acquired during 2010 and higher usage-based pricing agreed to in the Sprint Wholesale Amendments.
     Cost of Goods and Services and Network Costs(exclusive of depreciation and amortization)
     Cost of goods and services and network costs primarily includes tower costs including rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Cost of goods and services also includes the cost of customer premise equipment, which we refer to as CPE, sold to subscribers. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites.

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2011	2010	Change

Cost of goods and services and network costs	$243,603	$153,351	58.9%
     For the three months ended March 31, 2011, we incurred approximately $154.2 million in tower costs and $28.6 million in network costs, compared to approximately $99.9 million in tower costs and $14.6 million in network costs in the three months ended March 31, 2010. These increases are primarily due to an increase in the number of tower leases and an increase in related backhaul and network expenses resulting from our network expansion activities during 2010.
     We expect costs of goods and services and network costs, excluding the impact of write-offs and obsolescence allowances, if any, to continue to increase in future periods as we operate our networks in our launched markets for a full year.
     Selling, General and Administrative Expense
     Selling, general and administrative, which we refer to as SG&A, expenses include all of the following: costs associated with salaries and benefits; advertising, trade shows, public relations, promotions and other market development programs; facilities costs; third-party professional service fees; customer care; sales commissions; bad debt expense; property and other operating taxes and administrative support activities, including executive, finance and accounting, IT, legal, human resources, treasury and other shared services.

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2011	2010	Change

Selling, general and administrative expense	$224,047	$214,428	4.5%
     The increase in SG&A expenses for the three months ended March 31, 2011 as compared to the same period in 2010 is primarily due to higher general and administrative expenses, including customer care, commissions and property taxes, incurred during the three months ended March 31, 2011 offset by lower marketing expenses as we continue to focus our sales efforts on lower cost channels.
     We expect SG&A expense to decrease in future periods as we decrease our retail subscriber acquisition costs by focusing our sales efforts on lower cost channels. We also anticipate lower costs as we experience the effects of our recent cost containment measures, including the workforce reductions that commenced in November 2010 and continued in the first quarter.
     Depreciation and Amortization

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2011	2010	Change

Depreciation and amortization	$184,926	$78,756	134.8%
     Depreciation and amortization expense primarily represents the depreciation recorded on property, plant and equipment, which we refer to as PP&E, and amortization of intangible assets and definite-lived spectrum. The increase during the three months ended March 31, 2011 as compared to the same period in 2010 is primarily a result of new network assets placed into service to support our launched markets during 2010.

     We expect depreciation and amortization will continue to increase as we record a full year of depreciation for assets put into service during 2010 in our new 4G markets.
     Spectrum Lease Expense

	Three Months Ended
	March 31,		Percentage
(In thousands, except percentages)	2011	2010	Change

Spectrum lease expense	$74,821	$66,691	12.2%
     Total spectrum lease expense increased $8.1 million for the three months ended March 31, 2011 as compared to 2010 as a result of an increase in the number of spectrum leases held by us.
     While we do not expect to add a significant number of spectrum leases throughout 2011, we do expect our spectrum lease expense to increase. As we renegotiate the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Loss from Abandonment and Impairment of Network and Other Assets

	Three Months Ended
	March 31,
(In thousands, except percentages)	2011	2010

Loss from abandonment and impairment of network and other assets	$202,179	$611
     During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of our prior build plans in 2010 and due to the uncertainty of the extent and timing of future expansion of the network we decided to abandon certain projects that no longer fit within management’s strategic network plans. For projects that were abandoned, the related costs were written down, resulting in a charge of approximately $31.1 million for the three months ended March 31, 2011. During the same period in 2010, we incurred approximately $611,000 for the abandonment of network projects that no longer met management’s strategic network plans. As we continue to revise our build plans in response to changes in our strategy and funding availability, additional projects could be identified for abandonment, for which the associated write-offs could be material.
     Additionally, in connection with our savings initiatives, during the first quarter of 2011, we identified, evaluated and terminated certain tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects classified as construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of approximately $140.8 million for the three months ended March 31, 2011.
     Due to active efforts undertaken in the first quarter to sell certain of our International operations, management has concluded that the carrying amounts for long-lived assets held for use in Spain and Germany were impaired, resulting in a charge of $30.3 million for the three months ended March 31, 2011.
     Interest Expense

	Three Months Ended
	March 31,
(In thousands, except percentages)	2011	2010

Interest expense	$(119,960)	$(33,837)
     We incurred $132.2 million and $86.2 million in gross interest costs during the three months ended March 31, 2011 and 2010, respectively. Interest costs were partially offset by capitalized interest of $12.2 million and $52.4 million for the three months ended March 31, 2011 and 2010, respectively. Interest expense also includes adjustments to accrete our debt to par value. The increase in interest expense for the three months ended March 31, 2011 as compared to the same period in 2010 is due to the issuance of an additional $175.0 million of Senior Secured Notes, together with the issuances of the Second-Priority Secured Notes and the Exchangeable Notes in December 2010, which increased the outstanding debt principal balances by approximately $1.40 billion at March 31, 2011 as compared to March 31, 2010.

     We expect higher interest expense costs in 2011 as compared to 2010 as we will incur a full year of interest costs for the additional debt issued during December 2010 and a full year of accretion of the significant discount on the Exchangeable Notes resulting from the separation of the exchange options, which we refer to as the Exchange Options. In additional, the amount of interest capitalized is expected to be reduced as network expansion activities subside, resulting in an increase in interest expense.
     Loss on Derivative Instruments

	Three Months Ended
	March 31,
(In thousands, except percentages)	2011	2010

Loss on derivative instruments	$(26,781)	$—
     In connection with the issuance of the Exchangeable Notes in December 2010, we recognized derivative liabilities relating to the Exchange Options embedded in those notes. The change in estimated fair value is required to be recognized in earnings during the period. For the three months ended March 31, 2011, we recorded a loss of $26.8 million for the change in estimated fair value of the Exchange Options. These instruments were not outstanding during the three months ended March 31, 2010.
     The gain (loss) on derivative instruments may fluctuate significantly during 2011 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as our stock price and volatility. See Item 3, Quantitative and Qualitative Disclosures About Market Risk — Stock Price Risk.
     Non-controlling Interests in Net Loss of Consolidated Subsidiaries

	Three Months Ended
	March 31,
(In thousands, except percentages)	2011	2010

Non-controlling interests in net loss of consolidated subsidiaries	$606,893	$345,309
     The non-controlling interests in net loss represent the allocation of a portion of the consolidated net loss to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, Comcast Corporation, Time Warner Cable Inc., Intel Corporation, Bright House Networks, LLC and Eagle River Holdings, LLC, which we refer to collectively as Participating Equityholders, of Clearwire Communications LLC Class B Common Units. As of March 31, 2011 and 2010, the non-controlling interests share in net loss was 75% and 79%, respectively.
Pro Forma Reconciliation
     The unaudited pro forma condensed consolidated statement of operations that follows is presented for informational purposes only and should not be taken as representative of the future consolidated results of operations of the Company.
     The following unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2011 were prepared using the unaudited condensed consolidated statement of operations of Clearwire for the three months ended March 31, 2011. The unaudited pro forma condensed consolidated statement of operations should be read in conjunction with the separate historical financial statements and accompanying notes thereto.
     The pricing provisions agreed to in the Sprint Wholesale Amendments are applicable from and after January 1, 2011. However, in accordance with generally accepted accounting principles in the United States applicable to revenue recognition, our first quarter results do not reflect the additional revenues due to us as a result of the amendments contained in the Sprint Wholesale Amendments which were signed on April 18, 2011. During our second quarter of fiscal 2011, we will recognize revenue of approximately $16.1 million attributable to services provided in the first quarter. Had the Sprint Settlement Amendments been in effect as of March 31, 2011, our pro forma revenues for the first quarter of 2011 would have increased by $16.1 million, and the pro forma Net loss attributable to Clearwire Corporation would have decreased by $4.0 million ($0.02 per share).
     On April 27, 2011 we received a cash payment of $181.5 million comprised of the initial installments of the take-or-pay commitment for 2011 and the pre-payment and the $28.2 million settlement amount in accordance with the Sprint Wholesale Amendments. In the second quarter of 2011, in addition to revenues earned during the second quarter, we expect to record the $16.1 million of revenue attributable to services provided in the first quarter, and the portion of the $28.2 million of cash received related to services provided in periods prior to December 31, 2010.

The following table provides a reconciliation from the as reported results to the pro forma results for the three months ended March 31, 2011 (in thousands):

	Three Months Ended March 31, 2011
	Amounts as		Pro Forma
	reported	Adjustments(1)	amounts

Revenues:
Retail revenue	$180,362	$—	$180,362
Wholesale revenue	60,895	16,079	76,974
Other revenue	770	—	770

Total revenues	242,027	16,079	258,106
Total expenses	(1,075,875)	—	(1,075,875)

Net loss	(833,848)	16,079	(817,769)
Non-controlling interests in net loss of consolidated subsidiaries	606,893	(12,087)	594,806

Net loss attributable to Clearwire Corporation	$(226,955)	$3,992	$(222,963)

Net loss attributable to Clearwire Corporation per Class A common shares:
Basic	$(0.93)		$(0.91)

Diluted	$(0.93)		$(0.91)

(1)	Wholesale revenue adjustment reflects the additional revenue resulting from computation of first quarter revenue using the usage-based pricing agreed to in the 4G Amendment.
  Liquidity and Capital Resource Requirements
     During the three months ended March 31, 2011, we incurred $833.8 million of Net loss. We utilized $247.0 million of cash in operating activities and spent $273.0 million on capital expenditures in the improvement of our networks. We do not expect our operations to generate positive cash flows during the next twelve months. As of March 31, 2011, we had available cash and short-term investments of approximately $1.20 billion.
     In the first quarter, we implemented various cost savings initiatives. We continued to lower the costs of our retail business by, among other things, increasing the use of lower cost sales channels such as indirect dealers and online sales and reducing the amount we spend on marketing. We also continued to decrease the number of our employees and contractors. As of March 31, 2011, we had approximately 1,000 fewer employees than we had at our peak in the third quarter 2010. Last, we terminated, or elected not to renew, a number of existing tower leases, that are not currently used to provide service. Each of these actions has reduced the costs of operating our business and our need for additional capital in future periods.
On April 18, 2011, we signed a series of agreements with Sprint that substantially changed the terms upon which we sell 4G wireless broadband services to Sprint and purchase 3G wireless services from Sprint. Under the Sprint Wholesale Amendments, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay us another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us approximately $28.2 million to settle outstanding disputes related to prior usage. Additionally, the Sprint Wholesale Amendments resolved a number of disputes related to wholesale pricing. Of these amounts, Sprint paid us approximately $181.5 million on April 27, 2011.
     With the cash and short-term investments on hand as of March 31, 2011, our prior and planned future expense reductions and the cash we expect to receive under the Sprint Wholesale Amendments, we believe that, as of March 31, 2011, we will have sufficient cash to fund our operations for at least the next 12 months.
     We are currently focused on taking actions we believe are necessary for our current business to generate positive cash flows in the next few years. Although we believe that our current capital will cover the near-term capital needs of our business, we may need to raise some additional capital to fund our current business over the intermediate and long-term. The amount of additional capital, if any, we will ultimately need for our current business will depend on a number of factors, many of which are outside of our control. These factors include, among other things, the amount of cash we actually receive from Sprint under the Sprint Wholesale Amendments in 2011 and future periods, the cash generated by our retail business and by the wholesale business from customers other than Sprint in those periods, our ability to cause the services we offer over our 4G mobile broadband network to remain competitive with service offerings from our competitors, and our ability to reduce our operating expenses and capital expenditures.
     We are seeking substantial additional capital to continue the development of our 4G mobile broadband network, so that the services we offer remain competitive with service offerings from our competitors and enable us to continue to grow our business. Further network development may include, among other things, deploying LTE either in place of, or together with, mobile WiMAX, expanding our network to new markets and improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area.

     The amount and timing of additional financings, if any, to satisfy our additional capital needs are difficult to estimate at this time. If we are unable to raise sufficient additional capital, our business prospects, financial condition and results of operations may be adversely affected, and we may not be able to continue to operate.
     A special committee of our board of directors is exploring sources of additional capital and pursuing other strategic alternatives for our business. Our primary focus is on raising additional capital through the issuance of additional equity securities in public or private offerings. Any additional equity financing would be dilutive to our stockholders. We may also seek additional debt financing. However, obtaining additional debt financing may increase our future financial commitments, including interest payments on our existing and new indebtedness, to levels that we find unacceptable. We may also decide to sell additional equity or debt securities in our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities.
     Further, although we currently favor other alternatives for raising additional capital, we may elect to sell certain assets, which we believe are not essential to our business, to satisfy our need. In the second half of 2010, we initiated a process to seek bids for the potential sale of certain excess spectrum. During the process, we received offers to purchase varying amounts of our spectrum from multiple parties. However, with the near-term capital needs of our current business satisfied, other on-going discussions with certain of the bidders and the pending acquisition of T-Mobile by AT&T, we do not yet know when, or if, we will make a determination as to whether to proceed with a sale. Additionally, during the first quarter of 2011, we have initiated a process to seek bids for a potential sale of our international operations.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Cash used in operating activities	$(246,954)	$(231,369)
Cash used in investing activities	(802,228)	(894,027)
Cash (used in) provided by financing activities	(929)	56,745
Effect of foreign currency exchange rates on cash and cash equivalents	227	(297)

Total net decrease in cash and cash equivalents	(1,049,884)	(1,068,948)
Cash and cash equivalents at beginning of period	1,233,562	1,698,017

Cash and cash equivalents at end of period	$183,678	$629,069

Short-term investments	$1,019,610	$2,367,508

     Operating Activities
     Net cash used in operating activities increased $15.6 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to higher payments for operating expenses due to our overall network growth throughout 2010. The increased operating expense payments were partially offset by an increase in cash collections from subscribers of approximately $113.0 million.
     Investing Activities
     During the three months ended March 31, 2011, net cash used in investing activities decreased $91.8 million as compared to the same period in 2010. This change was due primarily to a decrease of approximately $382.3 million in cash paid for PP&E which was partially offset by $315.4 million in net purchases of available-for-sale securities as we invested a portion of our available cash balances. During 2010, our focus was on the build out of our 4G mobile broadband networks while during the three months ended March 31, 2011, our focus has been on maintenance and operational performance of the networks.
     Financing Activities
     Net cash used by financing activities increased $57.7 million for the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to cash contributions of $66.5 million, net of $2.3 million of transactions costs, from our Participating Equityholders during the first quarter of 2010.

     Contractual Obligations
     The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of March 31, 2011. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of March 31, 2011 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$4,237,751	$15,206	$40,656	$2,952,639	$1,229,250
Interest payments	3,997,445	474,542	951,021	947,804	1,624,078
Operating lease obligations(1)	11,760,800	268,354	821,466	838,569	9,832,411
Spectrum lease obligations	6,238,459	125,532	333,269	344,240	5,435,418
Spectrum service credits	107,136	2,030	4,060	4,060	96,986
Capital lease obligations(2)	135,549	10,144	27,923	27,844	69,638
Signed spectrum agreements	7,687	7,687	—	—	—
Network equipment purchase obligations(3)	22,550	22,550	—	—	—
Other purchase obligations(4)	160,326	56,345	63,771	22,079	18,131

Total(5)	$26,667,703	$982,390	$2,242,166	$5,137,235	$18,305,912

(1)	Includes executory costs of $57.0 million and reflects a reduction to future obligations resulting from lease termination initiatives implemented in the first quarter of 2011.

(2)	Payments include $57.6 million representing interest.

(3)	Network equipment purchase obligations represent purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.

(4)	Other purchase obligations include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. The amounts actually paid under some of these “other” agreements will likely be higher than the minimum commitments due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors.

(5)	In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amount that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods and services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.
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
     Interest Rate Risk
     Our primary interest rate risk is associated with our cash equivalents and investment portfolio. We presently invest primarily in money market mutual funds and United States Government and Agency Issues maturing approximately 12 months or less from the date of purchase.
     Our cash equivalent and investment portfolio has a weighted average maturity of 8.5 months and a market yield of 0.16% as of March 31, 2011. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.
     We have long-term fixed-rate debt with a book value of $3.91 billion and $77.9 million of long-term fixed-rate capital lease obligations outstanding at March 31, 2011. The estimated fair value of the debt fluctuates as interest rates change, however, there is no impact to earnings and cash flows as we expect to hold the debt, with the exception of the Exchangeable Notes, to maturity unless market and other factors are favorable. The Exchangeable Notes, with a carrying value of $504.5 million at March 31, 2011 and a maturity of 2040, are expected to be redeemed in approximately 7 years given, on December 1, 2017, the holders have the right to require us to repurchase the notes and we have the right to redeem the notes.
     We also have variable rate promissory notes which expose us to fluctuations in interest expense and payments caused by changes in interest rates. At March 31, 2011, we had $61.0 million aggregate principal outstanding of variable rate promissory notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $508,000.
  Stock Price Risk
     The Exchange Options embedded in the Exchangeable Notes issued in December 2010 constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock’s volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of $71.1 million or a gain of $63.9 million, respectively. Our stock’s volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $52.5 million or a gain of $55.6 million, respectively.
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
  Credit Risk
     At March 31, 2011, we held available-for-sale short-term and long-term investments with a fair value and carrying value of $1.06 billion and a cost of $1.05 billion, comprised of United States Government and Agency Issues and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The majority of our short-term and long-term investments at March 31, 2011 were concentrated in United States Treasury Securities which are considered the least risky investments available to United States investors. The remainder of our portfolio is primarily comprised of United States agency and other debentures. The estimated fair values of these investments are subject to fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of March 31, 2011 the total fair value and carrying value of our security interests in CDOs was $19.7 million and our cost was $9.0 million. We also own other debt securities, with a carrying value and cost of $0 at March 31, 2011, that are Auction Rate Market Preferred securities issued by a monoline insurance company. These securities are perpetual and do not have a final stated maturity.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, which we refer to as our CEO, and Chief Financial Officer, which we refer to as CFO, as appropriate, to allow timely decisions regarding required disclosure.
     During the first quarter of fiscal 2011, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
     The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

CLEARWIRE CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in legal proceedings that are described in Note 12, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements included in this report which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the risk factors set forth below, which supplement and modify the risk factors set forth in our 10-K.
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
     We have recorded net losses in each reporting period since our inception, and we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to continue to incur significant net losses for the foreseeable future as we develop our network, expand our services and pursue our business strategy. In addition, at this stage of our development we are subject to the following risks:
•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in Class A Common Stock;

•	we may be unable to maintain our next generation 4G mobile broadband network, expand our services, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	our wholesale partners may not perform as we expect, and we may not generate the revenues we expect to receive from our wholesale partnerships;

•	pending or possible consolidations in the wireless industry, such as the proposed merger of AT&T and T-Mobile, may decrease the demand or market for our wholesale services;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions;

•	we may continue to experience higher churn than we expect, which would adversely affect our results of operations (churn is an industry term we use to measure the rate at which subscribers terminate service); and

•	other technologies such as LTE may become more widely adopted in the industry, which could reduce demand for our services or require us to deploy alternative technologies at substantial cost in order to remain competitive.
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
     As of March 31, 2011, we had available cash and short-term investments of approximately $1.20 billion. We do not expect our operations to generate positive cash flow in 2011, but our current business plan involves taking actions that we believe will cause our business to generate positive cash flows in the next few years. These actions involve continuing to grow our wholesale subscriber base, increasing our operating efficiencies, and continuing cost reduction initiatives. Although we believe that our current capital will be largely sufficient, we may need to raise some additional capital to fund our current business. The amount of additional capital, if any, that we will require to implement our current business depends on a number of factors, many of which are difficult to predict and outside of our control. These factors include, among other things, the amount of revenue we actually receive from Sprint under the Sprint Wholesale Amendments in 2011 and future periods, the revenue generated by our retail business and by the wholesale business from customers other than Sprint in those periods, our ability to offer 4G mobile broadband services that are competitive with service offerings from other companies, and our ability to reduce our operating expenses and capital expenditures. Depending on how our business performs, we may require substantial additional capital in both the near and long-term to be able to continue to operate.
     We also plan to seek additional capital to continue the expansion of our business and the development of our 4G mobile broadband network, so that the services we offer remain competitive with service offerings from our competitors. Further network development may include, among other things, deploying LTE either in place of, or together with, mobile WiMAX, expanding our network to new markets and improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area. Additionally, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also significantly increase our capital requirements in the near and/or long term.
The amount of additional capital we may need and the timing of obtaining such capital is difficult to estimate at this time. If we are unable to raise sufficient additional capital, our business prospects, financial condition and results of operations may be adversely affected, and we may not be able to continue to operate. A special committee of our board of directors has been formed to explore available sources of additional capital and to pursue other strategic alternatives for our business. Sources of additional capital could include issuing additional equity securities in public or private offerings or seeking additional debt financing. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders or our interest in Clearwire Communications LLC. We may decide to sell additional equity or debt securities issued by our domestic or international subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities. Further, although we currently favor other alternatives, we may also elect to sell certain assets, including excess spectrum, which we believe are not essential to our business, to satisfy our capital needs. We previously initiated a process to seek bids for the potential sale of certain excess spectrum and we received offers to purchase varying amounts of our spectrum. However, with the near-term capital needs of our current business satisfied, other on-going discussions with certain of the bidders and the pending acquisition of T-Mobile by AT&T, we do not yet know when, or if, we will make a determination as to whether to proceed with a sale of excess spectrum or other assets.
We expect that our business will become increasingly dependent on our wholesale partners, and Sprint in particular; if we do not receive the amount of revenues we expect from existing wholesale partners or if we are unable to enter into significant wholesale agreements with additional wholesale partners our business prospects, results of operations and financial condition would be adversely affected, and/or we could be required to revise our current business plans.
     Under our current business plans, the success of our business will rely to a greater extent on the growth of our wholesale subscriber base and wholesale revenues. This element of our current business strategy is subject to a number of risks and uncertainties.
     We currently rely on Sprint, which accounts for the vast majority of our current wholesale subscriber base, and our other current wholesale partners for most of the growth in our wholesale business. Under our 4G wholesale agreements, which we refer to as the 4G MVNO Agreements, Sprint and the other initial wholesale partners named in the 4G MVNO Agreements, which we refer to as the Initial Wholesale Partners, have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees. Under the terms of the Sprint Wholesale Amendments, Sprint is obligated to a take-or-pay commitment of approximately $1 billion to Clearwire, payable in quarterly increments during 2011 and 2012. However, we need to generate additional revenues beyond the take-or-pay minimums that Sprint has committed to in order to achieve positive cash flows within the next few years. Moreover, aside from the take-or-pay commitment in the Sprint Wholesale Amendments, nothing in the 4G MVNO Agreement requires Sprint or any of the other Initial Wholesale Partners to resell any of our services; they may elect not to do so or to curtail such sales activities, and Sprint does not have any minimum payment obligations to us after 2012. Additionally, Sprint or the other Initial Wholesale Providers may elect to offer their services over another provider’s 4G network, or develop and deploy their own 4G network. For instance, our wholesale partners may elect to focus in the future on offering their services through another technology, such as LTE, and either develop their own network utilizing such technology or switch to a provider who already offers such technology. Last, the Sprint Wholesale Amendments call for a new usage-based pricing structure for the 4G wholesale services we provide to Sprint. In order to continue increasing the amount of revenues we receive from Sprint beyond the minimum take-or-pay commitments, the number of Sprint subscribers utilizing our services must grow, and those subscribers need to continue to increase the usage of their 4G devices. If the Initial Wholesale Partners, especially Sprint, fail to resell our services in the manner and amounts we expect, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition.

     Our plans also depend on our ability to attract new wholesale partners, such as our agreements with Best Buy, CBeyond and Locus Telecommunications, which is subject to a number of risks and uncertainties. For example, pending consolidation in the wireless industry, such as the proposed acquisition of T-Mobile by AT&T, may mean that there are fewer potential additional wholesale partners available for us to engage that could provide us with meaningful volume on our network. Also, the addition of new competitors, such as LightSquared, who offer 4G wholesale services may also make it more difficult for us to attract new wholesale partners. Additionally, with Verizon’s recent launch of a LTE network and AT&T’s announcement that they intend to deploy LTE following completion of the pending acquisition of T-Mobile, along with similar announcements from other companies in the industry, the market for our current 4G services may be limited due to our deployment of mobile WiMAX. Any of the foregoing would likely result in us becoming more dependent on our existing wholesale partners, and Sprint in particular, to continue utilizing our services and increasing the sale of our services to their subscribers. Finally, Sprint and the other Initial Wholesale Partners are entitled to more favorable economic and non-economic terms for the 4G services provided by us than we can offer to another potential wholesale partner. This provision could limit or hinder our ability to execute agreements with new wholesale partners.
     Additionally, our plans to reduce our retail subscriber acquisition costs could result in us generating lower revenues from our retail subscribers than we currently expect, which could also require us to revise our current business plans and projections and/or materially and adversely affect our business prospects, results of operation and financial condition.
We have deployed a wireless broadband network using mobile WiMAX technology, but we may need to deploy other 4G technologies such as LTE to remain competitive and would incur significant costs to deploy alternative technologies.
     We have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology. We depend on original equipment manufacturers to continue to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in launched markets covering approximately 126 million people in the United States as of March 31, 2011, we cannot assure you that vendors will continue to develop and produce new mobile WiMAX subscriber devices in the long term, which may require us to consider deploying alternative technologies.
     Additionally, as we continue to build our subscriber base, mobile WiMAX may not continue to perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. We also may discover unanticipated costs associated with maintaining our network or delivering services we must offer in order to remain competitive. The development of the mobile WiMAX ecosystem, including the adoption of mobile WiMAX by other companies and the availability of mobile WiMAX devices, has not occurred as quickly or extensively as we planned. Other competing technologies, including technologies such as LTE and HSPA+, have been developed and are gaining increasing market acceptance. With Verizon’s recent launch of a LTE network and AT&T’s announcement that they intend to deploy LTE following completion of the pending acquisition of T-Mobile, along with similar announcements from other companies in the industry, the development and growth of the WiMAX ecosystem may be hindered and the future demand for WiMAX services may be limited. In addition, new technologies that may have advantages over mobile WiMAX may be developed in the future. Operators of other networks based on competing technologies that currently exist or may be developed in the future may be able to deploy these alternative technologies at a lower cost and more quickly than we can deploy our network, which could allow those operators to compete more effectively. Additionally, these risks could reduce our subscriber growth, increase our costs of providing services or increase our churn.
     In order to remain competitive, we may need to deploy alternative technologies, such as LTE, either in addition to, or in place of, mobile WiMAX, and such deployment would result in additional costs and risks to us. The additional risks involved in switching or adding technologies would include how quickly we could deploy an alternative technology and whether our competitors could offer such technology at a faster rate than us, the possibility of customer service disruptions during the deployment process, and the fact that deployment to a new technology could be more difficult than we expect. Possible costs of such deployment would include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the deployment of the new technology. Without substantial additional capital, it is unlikely that we could undertake a widespread deployment of alternative technologies.

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
     We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. AT&T, Verizon Wireless and T-Mobile have begun to deploy alternative technologies such as LTE and HSPA+, with T-Mobile and AT&T launching HSPA+ service and Verizon Wireless launching LTE service. AT&T, which has announced plans to acquire T-Mobile, has also announced plans to launch LTE service that would cover the networks of both AT&T and T-Mobile. Also, the proposed consolidation of AT&T and T-Mobile may further limit the demand for our wholesale services. Additionally, a new competitor, LightSquared, has announced its plans to launch a nationwide LTE and satellite network beginning in the middle of 2011 and to offer wholesale LTE services to other communications services providers. These services may provide significant competition as they become more widely available in the future, and it is not clear if there will be sufficient demand to support multiple 4G wholesale service providers.
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
     As an example of these risks, most licenses of 2.5 GHz spectrum in the United States, whether it is a BRS or EBS license, are subject to a requirement imposed by the FCC that the holder of the license demonstrates substantial service by May 1, 2011. The FCC granted a request to extend the substantial service deadline for all EBS licenses to November 1, 2011. If a holder fails to demonstrate substantial service by the deadline, the spectrum license may be canceled and made available for re-licensing unless the holder obtains a waiver from the FCC. At the May 1, 2011 deadline for BRS licenses, we made filings protecting all of our owned or leased BRS licenses that had a May 1 substantial service or license renewal deadline. Our BRS substantial service showings are pending at the FCC which has the discretion to grant, reject or request modifications to the showings. In addition, for a small number of licenses covering certain non-urban areas outside of our launched markets, we filed waiver requests asking for a six month extension of the substantial service deadline. The FCC has the discretion to grant, reject or otherwise limit such waiver requests. For our owned and leased EBS spectrum, we believe that we will satisfy the substantial service requirements for all EBS licenses associated with each of our commercially launched markets. For EBS licenses covering areas outside of our commercially launched markets, we are in the process of executing a plan to comply with the substantial service requirement by the new Nov. 1, 2011 deadline. Our ability, however, to meet the substantial service deadline for every EBS license in areas outside of our launched markets is uncertain, and we will likely seek waivers or extensions of the deadline from the FCC in some circumstances. In addition, if the EBS spectrum is leased from a third party, any failure to satisfy the substantial service requirement, whether or not such failure results in a loss of spectrum, may subject us to claims from the holder of the license that we are in breach of our obligations under the lease, which if adversely determined against us could result in the termination of the lease and/or the payment of monetary damages to the holder.
     We expect the FCC to make additional spectrum available from time to time. Additionally, other companies hold spectrum rights that could be made available for lease or sale. The availability of additional spectrum in the marketplace could change the market value of spectrum rights generally and, as a result, may adversely affect the value of our spectrum assets.

Item 6. Exhibits
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

10.1	Amendment Two to Customer Care and Billing Services Agreement Between Clearwire US LLC and Amdocs Software Systems Limited

10.2	Amendment to Clearwire Corporation 2010 Executive Continuity Plan (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed March 3, 2010.)

10.3	Clearwire Corporation Annual Performance Plan (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed February 16, 2010.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: May 4, 2011	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer