Form 10-Q
period 2011-06-30
Clearwire Corp /DE
filed 2011-08-04
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Class A common stock as of July 29, 2011 was 248,501,925. The number of shares outstanding of the registrant’s Class B common stock as of July 29, 2011 was 666,067,592.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2011

Page
Part I. Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the Six Months Ended June 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
Part II. Other Information	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits	46
Signature	47
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$78,765	$1,230,242
Short-term investments	750,682	502,316
Restricted cash	1,000	1,000
Accounts receivable, net of allowance of $5,184 and $3,792	45,021	24,653
Inventory, net	10,402	17,432
Prepaids and other assets	85,450	82,580

Total current assets	971,320	1,858,223
Property, plant and equipment, net	3,516,710	4,447,374
Restricted cash	7,238	29,355
Long-term investments	18,521	15,251
Spectrum licenses, net	4,325,840	4,348,882
Other intangible assets, net	50,877	60,884
Investments in equity investees	13,273	14,263
Other assets	163,922	169,489
Assets of discontinued operations (Note 18)	44,298	96,765

Total assets	$9,111,999	$11,040,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$213,344	$448,789
Other current liabilities	224,003	226,997

Total current liabilities	437,347	675,786
Long-term debt, net	4,018,062	4,017,019
Deferred tax liabilities, net	17,885	838
Other long-term liabilities	523,052	444,774
Liabilities of discontinued operations (Note 18)	29,047	32,071

Total liabilities	5,025,393	5,170,488
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 shares authorized; 248,314 and 243,544 shares outstanding	25	24
Class B common stock, par value $0.0001, 1,000,000 shares authorized; 666,068 and 743,481 shares outstanding	66	74
Additional paid-in capital	2,244,048	2,221,110
Accumulated other comprehensive income	4,659	2,495
Accumulated deficit	(1,296,186)	(900,493)

Total Clearwire Corporation stockholders’ equity	952,612	1,323,210
Non-controlling interests	3,133,994	4,546,788

Total stockholders’ equity	4,086,606	5,869,998

Total liabilities and stockholders’ equity	$9,111,999	$11,040,486

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$322,611	$117,029	$559,419	$217,791
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	433,363	269,565	673,508	419,089
Selling, general and administrative expense	178,232	207,499	393,096	410,908
Depreciation and amortization	169,640	82,026	352,114	157,553
Spectrum lease expense	76,620	68,152	151,441	134,843
Loss from abandonment of network and other assets	376,350	760	548,212	1,371

Total operating expenses	1,234,205	628,002	2,118,371	1,123,764

Operating loss	(911,594)	(510,973)	(1,558,952)	(905,973)
Other income (expense):
Interest income	689	1,509	1,529	2,755
Interest expense	(128,617)	(24,469)	(248,537)	(58,306)
Gain on derivative instruments	115,279	—	88,498	—
Other income (expense), net	1,937	(2,876)	2,227	(1,649)

Total other income (expense), net	(10,712)	(25,836)	(156,283)	(57,200)

Loss from continuing operations before income taxes	(922,306)	(536,809)	(1,715,235)	(963,173)
Income tax provision	(17,464)	(214)	(17,695)	(792)

Net loss from continuing operations	(939,770)	(537,023)	(1,732,930)	(963,965)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	779,245	413,389	1,355,528	748,904

Net loss from continuing operations attributable to Clearwire Corporation	(160,525)	(123,634)	(377,402)	(215,061)
Net loss from discontinued operations attributable to Clearwire Corporation (Note 18)	(8,213)	(2,282)	(18,291)	(4,947)

Net loss attributable to Clearwire Corporation	$(168,738)	$(125,916)	$(395,693)	$(220,008)

Net loss from continuing operations attributable to Clearwire Corporation per Class A common share:
Basic	$(0.65)	$(0.60)	$(1.53)	$(1.07)

Diluted	$(0.98)	$(0.60)	$(1.79)	$(1.07)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.68)	$(0.61)	$(1.61)	$(1.09)

Diluted	$(1.01)	$(0.61)	$(1.87)	$(1.09)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss from continuing operations	$(1,732,930)	$(963,965)
Net loss from discontinued operations	(73,607)	(22,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	17,047	356
Losses from equity investees, net	940	1,212
Non-cash gain on derivative instruments	(88,498)	—
Accretion of discount on debt	20,854	2,146
Depreciation and amortization	352,114	157,553
Amortization of spectrum leases	26,748	28,110
Non-cash rent expense	109,619	90,503
Share-based compensation	11,264	30,594
Loss from continuing operations on property, plant and equipment	769,273	91,827
Impairment of assets of discontinued operations	58,806	—
Changes in assets and liabilities:
Inventory	7,212	(3,942)
Accounts receivable	(16,033)	(5,975)
Prepaids and other assets	(3,708)	(65,876)
Prepaid spectrum licenses	(3,942)	(2,688)
Accounts payable and other liabilities	(22,642)	101,283
Changes in assets and liabilities of discontinued operations	197	5,579

Net cash used in operating activities	(567,286)	(555,861)
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(335,212)	(1,362,662)
Payments for spectrum licenses and other intangible assets	(1,249)	(11,050)
Purchases of available-for-sale investments	(857,035)	(1,701,704)
Disposition of available-for-sale investments	607,222	1,881,800
Other investing	22,117	(29,749)
Investing activities of discontinued operations	(2,533)	2,848

Net cash used in investing activities	(566,690)	(1,220,517)
Cash flows from financing activities:
Principal payments on long-term debt	(17,439)	—
Debt financing fees	(1,148)	(21,472)
Equity investment by strategic investors	—	56,671
Proceeds from issuance of common stock	3,619	302,873

Net cash (used in) provided by financing activities	(14,968)	338,072
Effect of foreign currency exchange rates on cash and cash equivalents	(2,533)	(2,097)

Net decrease in cash and cash equivalents	(1,151,477)	(1,440,403)
Cash and cash equivalents:
Beginning of period	1,230,242	1,690,571

End of period	$78,765	$250,168

Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest	$236,292	$168,219
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$38,365	$164,638
Fixed asset purchases financed by long-term debt	$9,792	$43,620
Non-cash financing activities:
Vendor financing obligations	$(1,897)	$(32,962)
Capital lease obligations	$(7,895)	$(10,658)
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)
For the Six Months Ended June 30, 2011

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity

Balances at January 1, 2011	243,544	$24	743,481	$74	$2,221,110	$2,495	$(900,493)	$4,546,788	$5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(377,402)	(1,355,528)	(1,732,930)
Net loss from discontinued operations	—	—	—	—	—	—	(18,291)	(55,316)	(73,607)
Other comprehensive income	—	—	—	—	—	2,164	—	6,443	8,607

Comprehensive loss								(1,404,401)	(1,797,930)
Issuance of common stock, net of issuance costs, and other capital transactions	4,770	1	—	—	19,843	—	—	(16,562)	3,282
Surrender of Class B common stock	—	—	(77,413)	(8)	—	—	—	—	(8)
Share-based compensation and other transactions	—	—	—	—	3,095	—	—	8,169	11,264

Balances at June 30, 2011	248,314	$25	666,068	$66	$2,244,048	$4,659	$(1,296,186)	$3,133,994	$4,086,606

For the Six Months Ended June 30, 2010

						Accumulated
	Class A		Class B			Other
	Common Stock		Common Stock		Additional Paid	Comprehensive	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	In Capital	Income	Deficit	Interests	Equity

Balances at January 1, 2010	196,767	$20	734,239	$73	$2,000,061	$3,745	$(413,056)	$6,181,525	$7,772,368
Net loss from continuing operations	—	—	—	—	—	—	(215,061)	(748,904)	(963,965)
Net loss from discontinued operations	—	—	—	—	—	—	(4,947)	(17,631)	(22,578)
Other comprehensive income	—	—	—	—	—	(1,970)	—	(7,352)	(9,322)

Comprehensive loss								(773,887)	(995,865)
Issuance of common stock, net of issuance costs, and other capital transactions	45,313	4	9,242	1	376,394	(515)	—	(16,340)	359,544
Share-based compensation and other transactions	—	—	—	—	8,418	—	—	22,166	30,584

Balances at June 30, 2010	242,080	$24	743,481	$74	$2,384,873	$1,260	$(633,064)	$5,413,464	$7,166,631

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Description of Business and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2011 and 2010 do not necessarily indicate the results that may be expected for the full year.
     We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband network provides a connection anywhere within our coverage area.
     As of June 30, 2011, we offered our services in 88 markets in the United States covering an estimated 134.7 million people, including an estimated 132.5 million people covered by our 4G mobile broadband network in 71 markets. We ended the quarter with approximately 1.3 million retail and 6.4 million wholesale subscribers in the United States. We have deployed mobile Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, technology, based on the IEEE 802.16e standard, in our domestic launched markets using 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses. As of June 30, 2011, the remaining 17 markets in the United States, covering an estimated 2.2 million people, continue to operate with a legacy network technology, which we refer to as Pre-4G, that is based on a proprietary set of technical standards offered by a subsidiary of Motorola Solutions, Inc., which we refer to as Motorola.
     Internationally, as of June 30, 2011, our networks covered an estimated 2.9 million people and we had approximately 42,000 retail subscribers. We offer 4G mobile broadband services in Seville and Malaga, Spain and a Pre-4G network in Brussels and Ghent, Belgium. As further discussed in Note 18, Discontinued Operations, we are currently pursuing a sale of these operations, as well as our assets in Germany. The assets and related liabilities of these international operations are separately disclosed as discontinued operations in the condensed consolidated balance sheets. Similarly, the results of operations are separately reported as discontinued operations in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows separately disclose the sources and uses of cash for discontinued operations for all periods presented.
     On April 18, 2011, we signed a series of agreements with Sprint Nextel Corporation, which we refer to as Sprint, that substantially changed the terms upon which we sell 4G wireless broadband services to Sprint and purchase 3G wireless services from Sprint. Under those agreements, which we collectively refer to as the Sprint Wholesale Amendments, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us approximately $28.2 million to settle outstanding disputes related to prior usage. Additionally, the Sprint Wholesale Amendments resolved a number of disputes related to wholesale pricing.
     In 2011, we are focused on improving the operating performance of our business, continuing to grow our wholesale subscriber base, increasing the operating efficiencies related to our retail subscribers, reducing costs of our operations and seeking to raise additional capital to continue the expansion and development of our 4G mobile broadband services. During the second quarter of 2011, we entered into a managed services agreement with Ericsson, Inc., which we refer to as Ericsson, under which Ericsson will operate, maintain, and support our network. As part of the agreement, approximately 700 network operations employees and contractors were transferred to Ericsson, and we will pay Ericsson annual service fees over the 7-year term. Additionally, we transitioned a substantial portion of our current customer care operations to TeleTech Holdings, Inc., which we refer to as TeleTech, in connection with the expansion of an existing outsourcing agreement. Under the agreement, TeleTech will be responsible for managing day-to-day customer care services for our customers. As part of the agreement, approximately 700 customer care employees in Las Vegas, Nevada and Milton, Florida were transferred to TeleTech.
     Our network development plans will focus on deploying Long Term Evolution technology on our network, which we refer to as LTE, alongside existing mobile WiMAX, but these plans are subject to raising additional capital. Our initial LTE deployment would focus on covering those areas of our existing markets where we and other carriers have historically experienced the highest concentration of usage. We believe that this scope of LTE deployment will provide us with the best opportunity to receive significant wholesale revenue from current and future wholesale customers over the long term. In addition to the deployment of LTE, network development may include, among other things, expanding our network to new markets and improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area.
     In regards to our current mobile WiMAX business, we believe that, as of June 30, 2011, our current capital will cover our capital needs for at least the next 12 months. However, we will need to raise some additional capital to fund our mobile WiMAX business over the intermediate and long-term. The amount of additional capital we will ultimately need for our mobile WiMAX business will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. These factors include, among other things, the amount of cash we actually receive from Sprint under the Sprint Wholesale Amendments in 2011 and future periods, the cash generated by our retail business and by the wholesale business from customers other than Sprint in those periods, our ability to maintain reduced operating expenses and capital expenditures and the accuracy of other future financial projections.
     Along with any additional capital that will be necessary for our mobile WiMAX business, we will need substantial additional capital to continue the development of our 4G mobile broadband network, including deploying LTE on our network, alongside mobile WiMAX, so that the services we offer remain competitive with service offerings from our competitors and enable us to continue to grow our business. If we are unable to raise sufficient additional capital, our business prospects, financial condition and results of operations may be adversely affected, and we may not be able to continue to operate.
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
     Reclassifications — For the three and six months ended June 30, 2010, we reclassified Losses from abandonment of network and other assets from Cost of goods and services and network costs to a separate line item in the condensed consolidated statements of operations. We also reclassified costs associated with ongoing maintenance of deployed network assets from Selling, general and administrative expense to Cost of goods and services and network costs.
     For all periods presented, we have reclassified balances related to our international operations that are being held for sale to Assets of discontinued operations or Liabilities of discontinued operations. Additionally, we have presented the results of operations of our international operations as discontinued operations. See Note 18, Discontinued Operations, for further discussion.
     Revenue Recognition — Revenues consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Retail revenue	$190,583	$111,560	$365,824	$207,554
Wholesale revenue	131,522	4,496	192,417	7,845
Other revenue	506	973	1,178	2,392

Total revenues	$322,611	$117,029	$559,419	$217,791

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
     On April 18, 2011, we signed the Sprint Wholesale Amendments wherein, among other things, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed to pay us approximately $28.2 million to settle outstanding disputes related to prior usage, which we refer to as the Settlement Amount. Because the Sprint Wholesale Amendments were explicitly linked to one another, the Settlement Amount was treated as partial consideration for a revenue arrangement with multiple deliverables and was allocated to separate units of accounting based on the deliverables’

relative selling prices. Revenue-generating activities to which value was attributed in the Sprint Wholesale Amendments included: permission for Sprint to resell the 4G wireless broadband services on a wholesale basis to other companies, and those companies’ ability, in turn, to resell the 4G wireless broadband services on a wholesale basis; additional pricing discounts for Sprint relative to the prices paid by other resellers for certain 4G wireless broadband services; and new prices to be paid by Clearwire for 3G wireless service.
     To allocate arrangement consideration to multiple deliverables, a selling price hierarchy was used to determine the selling price of the deliverables. In accordance with the selling price hierarchy, the selling price for each deliverable is based on vendor-specific objective evidence, which we refer to as VSOE, if available, third-party evidence, which we refer to as TPE, if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. As neither VSOE nor TPE were available for the identified revenue-generating activities in the Sprint Wholesale Amendments, we determined the estimated selling price of each revenue-generating activity using a discounted cash flow model considering provisions of the Sprint Wholesale Amendment, market conditions as well as entity-specific factors. Key assumptions in determining the estimated selling price of each deliverable include, but are not limited to, estimated incremental revenue from new activities based on forecasted subscriber growth rates and usage levels, estimated profit margin and discount rate. The $28.2 million consideration received was allocated to each identified deliverable in the Sprint Wholesale Amendments based on their relative estimated selling price. Any revenue attributable to the delivered elements was recognized currently in revenue and any revenue attributable to the undelivered elements was deferred and will be recognized as the undelivered elements are expected to be delivered over the remaining term of the agreements.
     Operating Leases — We periodically terminate certain unutilized tower leases, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals that could be reasonably obtained for the property.
     Business Segments — We operate with a single reportable segment as a provider of 4G wireless broadband services in the United States. Prior to June 30, 2011, we had identified two reportable segments: the United States and the international operations. As of June 30, 2011, substantially all of the international operations’ assets and liabilities are being held for sale and have been classified and accounted for as discontinued operations. See Note 18, Discontinued Operations, for further discussion.
     Subsequent Events — We evaluated subsequent events occurring through the date the financial statements were issued.
Recent Accounting Pronouncements
     In May 2011, the FASB issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, which we refer to as IFRS. The new guidance is largely consistent with existing fair value measurement principles in U.S. GAAP but does expand existing disclosure requirements and make other amendments such as clarification regarding: application of the highest and best use and valuation premise concepts; application of blockage factors and other premiums and discounts; and measuring the fair value of financial instruments that are managed within a portfolio and instruments classified within shareholders’ equity. Disclosure requirements have been enhanced with the most significant change requiring entities to disclose quantitative information about unobservable inputs used in a recurring Level 3 fair value measurement, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. As the new accounting guidance will primarily amend the disclosure requirements related to fair value measurement, we do not expect the adoption to have any impact on our financial condition or results of operations.
     In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, we do not expect the adoption to have any impact on our financial condition or results of operations.

3. Charges Resulting from Cost Savings Initiatives
     In connection with our cost savings initiatives, during the second quarter of 2011, we terminated 278 unutilized tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. A total of approximately 5,500 unutilized tower leases have either been terminated or notification has been sent of our intention not to renew as a part of this effort. In connection with this lease termination initiative, we incurred lease termination costs and recognized a Cease-to-use tower lease liability based on the remaining lease rentals for leases subject to termination actions, reduced by estimated sublease rentals that could be reasonably obtained. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. See Note 5, Property Plant and Equipment for a description of the write down of costs for projects classified as construction in progress related to the above leases.
     Other cost savings initiatives undertaken include workforce reductions for which we have recorded employee termination costs, the transfer of day-to-day customer care services management for our customers to TeleTech and the outsourcing of the operation, maintenance, and support our mobile WiMAX network to Ericsson, for which we have recorded related employee termination and other exit costs. See Note 14, Share-Based Payments for a description of the continued vesting of Clearwire equity grants for certain former employees.
Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other
	Contract	Employee
	Termination Costs	Termination Costs	Other Exit Costs	Total

Costs incurred and charged to expense during:
Three months ended June 30, 2011	$14,901	$3,763	$1,075	$19,739
Six months ended June 30, 2011	16,962	8,257	1,075	26,294
Cumulative cost incurred to date (1)	$18,171	$18,751	$1,075	$37,997

Accrued liability as of December 31, 2010	$—	$4,647	$—	$4,647
Costs incurred, excluding non-cash credits(2)	58,767	8,257	1,075	68,099
Cash and share payments	(15,804)	(8,253)	—	(24,057)

Accrued liability as of June 30, 2011(3)	$42,963	$4,651	$1,075	$48,689

(1)	Lease and other contract termination costs for the three and six months ended June 30, 2011 include non-cash credits of $39.4 million and $41.8 million, respectively, representing the reversal of deferred rent balances at the cease-use date. Based on current estimates, total costs for these activities are not expected to be significantly different from those incurred to date.

(2)	Non-cash credits for lease and other contract termination costs primarily represent the reversal of deferred rent balances at the cease-use date.

(3)	$5.7 million is recorded within Accounts payable and accrued expenses, $30.0 million is recorded as Other current liabilities and $13.0 is recorded as Other long-term liabilities on the condensed consolidated balance sheets.
     $15.7 million of the aggregate cumulative costs incurred to date have been recorded as Cost of goods and services and network costs and the remaining $22.5 million have recorded as Selling, general and administrative expenses.
4. Investments
     Investments consisted of the following (in thousands):

	June 30, 2011				December 31, 2010
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Short-term
U.S. Government and Agency Issues	$750,305	$378	$(1)	$750,682	$502,121	$198	$(3)	$502,316
Long-term
Other debt securities	8,959	9,562	—	18,521	8,959	6,292	—	15,251

Total investments	$759,264	$9,940	$(1)	$769,203	$511,080	$6,490	$(3)	$517,567

     The cost and fair value of investments at June 30, 2011, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value

Due within one year	$750,305	$750,682
Due in ten years or greater	8,959	18,521

Total	$759,264	$769,203

5. Property, Plant and Equipment
     Property, plant and equipment consisted of the following (in thousands):

	Useful	June 30,	December 31,
	Lives (Years)	2011	2010

Network and base station equipment	5-15	$3,314,155	$3,147,518
Customer premise equipment	2	155,449	141,122
Furniture, fixtures and equipment	3-7	438,884	430,450
Leasehold improvements	Lesser of useful life or lease term	51,512	49,402
Construction in progress	N/A	480,208	1,295,136

		4,440,208	5,063,628
Less: accumulated depreciation and amortization		(923,498)	(616,254)

		$3,516,710	$4,447,374

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Supplemental information:
Capitalized interest	$2,305	$62,511	$14,539	$114,923
Depreciation expense	$164,067	$75,488	$340,968	$144,477
     We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At June 30, 2011 and December 31, 2010, we have recorded capital lease assets with an original cost of $80.9 million and $73.0 million, respectively, within Network and base station equipment.
     Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at June 30, 2011 also includes $150.7 million of Network and base station equipment not yet assigned to a project, $29.4 million of Customer premise equipment, which we refer to as CPE, that we intend to lease and $7.2 million of costs related to information technology, which we refer to as IT, and other corporate projects.
Charges associated with Property plant and equipment
     We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. This assessment includes the provision for differences between recorded amounts and the results of physical counts and the provision for excessive and obsolete equipment. During the second quarter we evaluated the costs included in construction in progress in conjunction with our plan to deploy LTE, alongside our existing mobile WiMAX network, and the shift in management’s strategic network plans to focus on areas with high usage concentration. Any projects that no longer fit within these deployment plans were abandoned and the related costs written down, and any network equipment not required to support these future network deployment plans were written down to expected salvage value. This assessment resulted in a write-down of network equipment and cell site development costs which are outlined in the table below.
     We also periodically assess certain assets associated with our corporate operations that have not yet been placed in service. Any projects which are no longer expected to be completed are written down to expected fair value. During the three months ended June 30, 2011, certain internally-developed software projects were abandoned.
     Additionally, in connection with our savings initiatives, during the first half of 2011, we identified, evaluated and terminated certain unutilized tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such termination actions were written down.

     We incurred the following losses associated with Property, plant and equipment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Abandonment of network projects no longer meeting strategic network plans	$235,064	$760	$261,169	$1,371
Abandonment of network projects associated with terminated leases	79,293	—	224,742	—
Abandonment of corporate projects	61,993	—	62,301	—

Total loss from abandonment of network and other assets	376,350	760	548,212	1,371
Charges for disposals and differences between recorded amounts and the results of physical counts(1)	16,830	42,173	17,364	47,240
Charges for excessive and obsolete equipment(1)	197,768	42,454	203,697	43,216

Total losses from continuing operations on property, plant and equipment	590,948	85,387	769,273	91,827
Impairment of assets held by international subsidiaries classified as discontinued operations(2)(3)	28,489	—	58,806	—

Total losses on property, plant and equipment	$619,437	$85,387	$828,079	$91,827

(1)	Included in Cost of goods and services and network costs on the condensed consolidated statements of operations.

(2)	Included in Net loss from discontinued operations attributable to Clearwire Corporation

(3)	Includes impairment losses of $23.8 million and $54.1 million for the three and six months ended June 30, 2011, respectively, on spectrum licenses and other intangible assets held by our international subsidiaries.
6. Spectrum Licenses
     Owned and leased spectrum licenses consisted of the following (in thousands):

		June 30, 2011			December 31, 2010
	Wtd Avg	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Lease Life	Value	Amortization	Value	Value	Amortization	Value

Indefinite-lived owned spectrum	Indefinite	$3,097,986	$—	$3,097,986	$3,097,057	$—	$3,097,057
Definite-lived owned spectrum	16-20 years	41,623	(5,673)	35,950	41,623	(4,575)	37,048
Spectrum leases and prepaid spectrum	25 years	1,323,075	(147,117)	1,175,958	1,320,309	(120,370)	1,199,939
Pending spectrum and transition costs	N/A	15,946	—	15,946	14,838	—	14,838

Total spectrum licenses		$4,478,630	$(152,790)	$4,325,840	$4,473,827	$(124,945)	$4,348,882

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$13,115	$13,960	$26,748	$28,110
Amortization of definite-lived owned spectrum	$549	$549	$1,098	$1,098

     As of June 30, 2011, future amortization of spectrum licenses, spectrum leases and prepaid spectrum costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum	Definite-
	Leases and	Lived Owned
	Prepaid Spectrum	Spectrum	Total

2011	$26,398	$1,098	$27,496
2012	52,600	2,196	54,796
2013	52,164	2,196	54,360
2014	51,831	2,196	54,027
2015	51,657	2,196	53,853
Thereafter	941,308	26,068	967,376

Total	$1,175,958	$35,950	$1,211,908

     We expect that all renewal periods in our leases will be renewed by us, and that the costs to renew will be immaterial.
7. Other Intangible Assets
     Other intangible assets consisted of the following (in thousands):

	June 30, 2011				December 31, 2010
		Gross			Gross
		Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful lives	Value	Amortization	Value	Value	Amortization	Value

Subscriber relationships	4 - 7 years	$108,275	$(61,388)	$46,887	$108,275	$(51,882)	$56,393
Trade names and trademarks	5 years	3,804	(1,965)	1,839	3,804	(1,585)	2,219
Patents and other	10 years	3,207	(1,056)	2,151	3,166	(894)	2,272

Total other intangibles		$115,286	$(64,409)	$50,877	$115,245	$(54,361)	$60,884

     As of June 30, 2011, the future amortization of other intangible assets is expected to be as follows (in thousands):

2011	$10,047
2012	16,227
2013	12,297
2014	7,732
2015	3,865
Thereafter	709

Total	$50,877

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Supplemental Information (in thousands):
Amortization expense	$5,024	$5,989	$10,048	$11,978
     We evaluate all of our patent renewals on a case by case basis, based on renewal costs.
8. Other Liabilities
   Current liabilities
     Current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Accounts payable and accrued expenses:
Accounts payable	$112,471	$325,862
Accrued interest	40,037	37,578
Salaries and benefits	34,399	50,526
Business and income taxes payable	20,793	21,010
Other accrued expenses	5,644	13,813

Total accounts payable and accrued expenses	213,344	448,789

Other current liabilities:
Derivative instruments	79,311	167,892
Deferred revenues	76,907	21,400
Current portion of long-term debt	25,189	19,364
Cease-to-use lease liability (Note 3)	30,016	—
Other	12,580	18,341

Total other current liabilities	224,003	226,997

Total	$437,347	$675,786

   Other long-term liabilities
     Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Deferred rents associated with tower and spectrum leases	$460,824	$394,495
Other	62,228	50,279

Total	$523,052	$444,774

9. Income Taxes
     Clearwire Corporation, which we refer to as Clearwire or the Company, holds no significant assets other than its equity interests in Clearwire Communications LLC, which we refer to as Clearwire Communications. Clearwire Communications is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax. As a result, any current and deferred tax consequences, including for Clearwire, arise at the partner level. Other than the balances associated with the non-United States operations, the only temporary difference for Clearwire is the basis difference associated with our investment in the partnership. We have recognized a deferred tax liability for this basis difference. Our deferred tax assets primarily represent net operating loss carryforwards associated with Clearwire’s operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company on November 28, 2008. A portion of our deferred tax assets will be realized through schedulable reversing deferred tax liabilities. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will not completely reverse within the carryforward period of the net operating losses. The portion of such temporary taxable difference that will reverse within the carryforward period of the net operating losses represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against the portion of our deferred tax assets that are not deemed realizable.
     The income tax benefit (provision) reflected in our condensed consolidated statements of operations primarily reflects United States deferred taxes and certain state taxes.
     Included in Net loss from discontinued operations of $32.9 million and $73.6 million (See Note 18, Discontinued Operations) for the three and six months ended June 30, 2011 are deferred tax benefits of $5.1 million and $5.0 million, respectively, representing the reversal of the deferred tax liability previously recorded with the discontinued operations.

10. Long-term Debt, Net
     Long-term debt consisted of the following (in thousands):

	June 30, 2011
	Interest	Effective		Par	Net	Carrying
	Rates	Rate(1)	Maturities	Amount	Discount	Value

Notes:
Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(38,611)	$2,908,883
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(219,442)	509,808
Vendor Financing Notes	LIBOR based (2)	6.14%	2014/2015	57,079	(204)	56,875
Capital lease obligations				67,685	—	67,685

Total debt, net				$4,301,508	$(258,257)	4,043,251

Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(25,189)

Total long-term debt, net						$4,018,062

(1)	Represents weighted average effective interest rate based on period-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the condensed consolidated balance sheets.

	December 31, 2010
	Interest	Effective		Par	Net	Carrying
	Rates	Rate(1)	Maturities	Amount	Discount	Value

Notes:
Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(42,387)	$2,905,107
Second-Priority Secured Notes	12.00%	12.39%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.65%	2040	729,250	(230,121)	499,129
Vendor Financing Notes	LIBOR based (2)	6.16%	2014	60,251	(264)	59,987
Capital lease obligations				72,160	—	72,160

Total debt, net				$4,309,155	$(272,772)	4,036,383

Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(19,364)

Total long-term debt, net						$4,017,019

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the condensed consolidated balance sheets.
     Vendor Financing Notes — In April 2010 we entered into a vendor financing facility, which we refer to as the Vendor Financing Facility, which allowed us to obtain up to $160 million of financing by entering into notes, which we refer to as Vendor Financing Notes, until January 31, 2011. On January 31, 2011, we amended the Vendor Financing Facility, which we refer to as the Amended Vendor Financing Facility, which extended the facility and now allows us to obtain up to $95.0 million of financing until January 31, 2012. The coupon rate and terms of the Vendor Financing Notes under the Amended Vendor Financing Facility are identical to the original notes entered into during 2010, except that they mature in 2015. We utilized $1.9 million of the Amended Vendor Financing Facility for the six months ended June 30, 2011.
     As of June 30, 2011 and December 31, 2010, approximately $124.8 million and $132.4 million, respectively, of our outstanding debt, comprised of Vendor Financing Notes and Capital lease obligations, was secured by assets classified as Network and base station equipment.
     Future Payments — For future payments on our Long-term debt see Note 13, Commitments and Contingencies.

     Interest Expense, Net — Interest expense included in our condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest coupon	$120,681	$83,671	$242,222	$166,855
Accretion of debt discount (1)	10,241	3,309	20,854	6,374
Capitalized interest	(2,305)	(62,511)	(14,539)	(114,923)

Interest expense	$128,617	$24,469	$248,537	$58,306

(1)	Includes amortization of deferred financing fees which are classified as Other assets on the condensed consolidated balance sheets.
11. Derivative Instruments
     The holders’ exchange rights contained in the exchangeable notes issued in December 2010, which we refer to as the Exchangeable Notes, constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, as derivative liabilities. The Exchange Options are indexed to our Class A common stock, which we refer to as Class A Common Stock, have a notional amount of 103.0 million shares and mature in 2040. We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value of the Exchange Options are reported in our condensed consolidated statements of operations. At June 30, 2011 and December 31, 2010, the Exchange Options’ estimated fair value was $79.3 million and $167.9 million, respectively, and was reported in Other current liabilities on our condensed consolidated balance sheets. For the three and six months ended June 30, 2011, we recognized a gain of $115.4 million and $88.6 million, respectively, from the changes in the estimated fair value in Gain on derivative instruments in our condensed consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.
12. Fair Value
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
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at June 30, 2011 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$78,765	$—	$—	$78,765
Short-term investments	$750,682	$—	$—	$750,682
Long-term investments	$—	$—	$18,521	$18,521
Other assets — derivative assets	$—	$—	$299	$299
Financial liabilities:
Other current liabilities — derivative liabilities	$—	$—	$(79,311)	$(79,311)
     The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2010 (in thousands):

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

Financial assets:
Cash and cash equivalents	$1,230,242	$—	$—	$1,230,242
Short-term investments	$502,316	$—	$—	$502,316
Long-term investments	$—	$—	$15,251	$15,251
Other assets — derivative assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities — derivative liabilities	$—	$—	$(167,892)	$(167,892)
     The following tables present the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended June 30, 2011 and 2010 (in thousands):

					Net Unrealized		Net Unrealized
					Gains (Losses)		Gains (Losses)
					Included in		Included in 2011
			Net Unrealized		Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)		Other		to Instruments Held
	April 1,	Issuances and	Included in		Comprehensive	June 30,	at June 30,
	2011	Settlements	Earnings		Income	2011	2011

Long-term investments:
Other debt securities	$19,697	$—	$—		$(1,176)	$18,521	$—
Other assets:
Derivatives	292	90	(83	) (1)	—	299	(83)
Other current liabilities:
Derivatives	(194,673)	—	115,362	(1)	—	(79,311)	88,581

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.

				Net Unrealized		Net Unrealized
				Gains (Losses)		Gains (Losses)
				Included in		Included in 2010
			Net Unrealized	Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)	Other		to Instruments Held
	April 1,	Issuances and	Included in	Comprehensive	June 30,	at June 30,
	2010	Settlements	Earnings	Income	2010	2010

Long-term investments:
Other debt securities	$17,182	$—	$—	$(1,160)	$16,022	$—

     The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2011 and 2010 (in thousands):

					Net Unrealized		Net Unrealized
					Gains (Losses)		Gains (Losses)
					Included in		Included in 2011
			Net Unrealized		Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)		Other		to Instruments Held
	January 1,	Issuances and	Included in		Comprehensive	June 30,	at June 30,
	2011	Settlements	Earnings		Income	2011	2011

Long-term investments:
Other debt securities	$15,251	$—	$—		$3,270	$18,521	$—
Other assets:
Derivatives	292	90	(83	) (1)	—	299	(83)
Other current liabilities:
Derivatives	(167,892)	—	88,581	(1)	—	(79,311)	88,581

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.

				Net Unrealized		Net Unrealized
				Gains (Losses)		Gains (Losses)
				Included in		Included in 2010
			Net Unrealized	Accumulated		Earnings Relating
		Acquisitions,	Gains (Losses)	Other		to Instruments Held
	January 1,	Issuances and	Included in	Comprehensive	June 30,	at June 30,
	2010	Settlements	Earnings	Income	2010	2010

Long-term investments:
Other debt securities	$13,171	$—	$—	$2,851	$16,022	$—
     The following table summarizes our assets measured at fair value on a nonrecurring basis at June 30, 2011 (in thousands):

		Quoted	Significant
		Prices in	Other	Significant
	Six Months	Active	Observable	Unobservable
	Ended June 30,	Markets	Inputs	Inputs	Total
	2011	(Level 1)	(Level 2)	(Level 3)	Losses

Assets of discontinued operations	$44,298	$—	$—	$44,298	$(58,806)
     Due to active efforts undertaken during the second quarter to sell our international operations, the assets of our international operations have been classified as held for sale and reported as discontinued operations. As a result, this group of assets is measured at the lower of its carrying amount or fair value, less cost to sell, as of June 30, 2011. The carrying amount of the asset groups of $96.8 million were written down to the estimated fair value of $44.3 million, which, along with activity during the period, resulted in an impairment charge of $58.8 million which was included in earnings for the six months ended June 30, 2011. A market approach using significant unobservable inputs was used to calculate the fair value of the asset group. Inputs included estimates of net realizable value and information from initial negotiations. See Note 18, Discontinued Operations.
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

     The following table presents the carrying value and the approximate fair value of our outstanding debt instruments (in thousands):

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Notes:
Senior Secured Notes and Rollover Notes	$2,908,883	$3,113,747	$2,905,107	$3,180,662
Second-Priority Secured Notes	$500,000	$515,938	$500,000	$520,833
Exchangeable Notes(1)	$509,808	$634,776	$499,129	$746,107
Vendor Financing Notes	$56,875	$56,510	$59,987	$60,793

(1)	Carrying value as of June 30, 2011 and December 31, 2010 is net of $219.4 million and $230.1 million discount, respectively, arising from the separation of the Exchange Options from the debt host instruments.
13. Commitments and Contingencies
     Future minimum payments under obligations listed below (including all optional renewal periods expected to be exercised on operating leases) as of June 30, 2011 are as follows (in thousands):

							Thereafter,
							Including All
	Total	2011	2012	2013	2014	2015	Renewal Periods

Long-term debt obligations	$4,233,822	$10,137	$20,605	$20,716	$5,510	$2,947,604	$1,229,250
Interest payments	3,761,659	238,521	476,164	475,072	473,960	473,864	1,624,078
Operating lease obligations(1)	10,818,713	165,593	399,590	403,901	406,842	411,571	9,031,216
Spectrum lease obligations	6,245,030	80,544	168,472	167,564	176,049	170,795	5,481,606
Spectrum service credits	106,354	2,385	2,385	2,385	2,385	2,385	94,429
Capital lease obligations(2)	114,680	6,152	12,490	12,761	13,711	11,244	58,322
Signed spectrum agreements	420	420	—	—	—	—	—
Network equipment purchase obligations	25,313	25,313	—	—	—	—	—
Other purchase obligations	238,723	102,277	54,721	28,346	25,328	11,062	16,989

Total	$25,544,714	$631,342	$1,134,427	$1,110,745	$1,103,785	$4,028,525	$17,535,890

(1)	Includes executory costs of $57.0 million.

(2)	Payments include $47.0 million representing interest.
     Operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased sites, including towers and rooftop locations, and office space. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Operating lease obligations include all lease payments for the contractual lease term, including the expected renewal periods, as appropriate. Operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years. Operating lease obligations include any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives described in Note 3, Charges Resulting from Cost Savings Initiatives. Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2011. Charges may apply if these commitments are not satisfied. The amounts above include the minimum commitment obligation.
     Spectrum lease obligations — Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years.
     Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Spectrum lease expense	$63,505	$54,192	$124,693	$106,733
Amortization of prepaid spectrum licenses	13,115	13,960	26,748	28,110

Total spectrum lease expense	$76,620	$68,152	$151,441	$134,843

Operating lease expense (1)	$135,624	$116,305	$274,172	$205,765

(1)	Includes charge for the cease-to-use tower lease liability that was recognized related to the lease termination initiative described in Note 3, Charges Resulting from Cost Savings Initiatives

     Spectrum service credits — We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and six months ended June 30, 2011 we satisfied $784,000 and $3.1 million, respectively, related to these commitments. During the three and six months ended June 30, 2010 we satisfied $196,000 and $364,000, respectively related to these commitments. The maximum remaining commitment at June 30, 2011 is $106.4 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
     Network equipment purchase obligations — We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.
     Other purchase obligations — We have other obligations that include minimum purchase commitments with certain suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services.
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
     On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010 granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals, where oral argument took place November 3, 2010. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. The parties have briefed the issue and oral argument is scheduled for November 10, 2011. Once the Washington Supreme Court issues its opinion, the Court of Appeals will continue considering the appeal of the District Court’s dismissal of all claims in the First Amended Complaint. On March 31, 2011, plaintiffs filed with the District Court a Motion for an Indicative Ruling on Whether the Court Would Grant Leave for Filing of Second Amended Complaint, attaching a proposed Second Amended Complaint seeking to add new claims concerning Clearwire’s customer pre-qualification tool. The Court denied the motion, stating it would not grant leave to amend the complaint. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

     On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. In response to the Fourth Amended Complaint, on March 3, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims or alternatively, (2) to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893. On March 29, 2011, the Court granted the parties’ stipulation to stay the litigation in its entirety pending resolution of Concepcion and vacated all pretrial and other deadlines including the briefing schedule for class certification. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we have renewed our motion to compel the newly-added plaintiffs to arbitrate their individual claims. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
     On November 15, 2010, a purported class action was filed by Angelo Dennings against Clearwire in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include violations of the Computer Fraud and Abuse Act, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, Clearwire filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, Plaintiff abandoned its fraud claim and amended its complaint on March 3, 2011, adding fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we expect to renew our motion to compel arbitration. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
     On March 30, 2011, Clearwire was served with a purported class action filed in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. The court stayed the action pending the U.S. Supreme Court’s ruling in AT&T Mobility LLC v. Concepcion (Case No. 08-56394). On April 27, 2011, the Court decided Concepcion. On June 9, 2011 Clearwire filed a motion to compel arbitration. Plaintiff has not yet responded to the motion. This case is in the early stages of litigation, its outcome is unknown and any estimate of any potential loss cannot be made at this time.
     In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.

     Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements because the amount of any claims for indemnification are not probable or estimable.
14. Share-Based Payments
     As of June 30, 2011, there were 54,840,801 shares available for grant under the legacy Clearwire Corporation, which we refer to as Old Clearwire, 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.
Continued Vesting for Certain Former Employees
     Pursuant to the managed services agreement with Ericsson, any network operations employees transferred to Ericsson under that agreement will continue to vest in any Clearwire equity grants for twelve months following the transition to Ericsson, subject to certain continuing employment requirements. In addition, equity grants scheduled to vest in the year subsequent to the twelve-month anniversary of the transition will also vest on that twelve-month anniversary. Under applicable U.S. GAAP, the original equity grants are considered modified in such a way that previous expense recognized related to the unvested portion of these awards is reversed, and the value of the awards to be vested is recognized over the vesting period of the modified award. In addition, because the equity awards are granted to non-employees, the value of the awards must be remeasured each period until vesting, with any change in value recognized currently in earnings. During the three months ended June 30, 2011, $7.7 million of stock compensation expense related to the unvested portion of these awards was reversed as a result of this change. Additional stock compensation expense of $6.2 million, measured based on the closing stock price of our Class A Common Stock on June 30, 2011, will be recognized over the following twelve months.
Stock Option for RSU Exchange
     During the second quarter, we completed a stock option for RSU exchange, which we refer to as the Exchange Offer. The Exchange Offer period commenced on May 9, 2011 and expired on June 7, 2011. Under the Exchange Offer, eligible employees were able to exchange some or all of their outstanding stock options to purchase shares of our Class A Common Stock for a lesser number of RSUs. A stock option was eligible for exchange if it had an exercise price greater than $7.00. We made the offer to all employees in the United States who held eligible stock options and, as of the date the offer commenced, were actively employed by Clearwire or one of our subsidiaries (excluding the members of the Board of Directors, our chief executive officer, former employees and non-United States employees).
     Pursuant to the Exchange Offer, 4,390,002 eligible stock options were tendered, representing 91.7% of the total options eligible for exchange. These surrendered options were cancelled on June 7, 2010, and in exchange, on June 8, 2011 we granted a total of 1,812,144 new RSUs under the 2008 Plan, in accordance with the applicable Exchange Offer conversion ratios. Under applicable U.S. GAAP, the exchange was accounted for as a modification of the existing awards, and the incremental stock-based compensation expense resulting from the Exchange Offer was approximately $2.1 million, which will be recognized over the new vesting periods ranging from two to four years.
Restricted Stock Units
     We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.
A summary of the RSU activity (including the effects of the continued vesting for certain former employees and the stock option for RSU exchange) for the six months ended June 30, 2011 is presented below:

		Weighted-
	Number of	Average
	RSU’s	Grant Price

Restricted stock units outstanding — January 1, 2011	14,675,653	$5.99
Granted	8,318,001	4.36
Forfeited	(6,490,599)	5.46
Released	(3,589,132)	5.21

Restricted stock units outstanding — June 30, 2011	12,913,923	$5.42

     As of June 30, 2011, we have total unrecognized compensation cost of approximately $31.1million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

     For the three and six months ended June 30, 2011, we used an expected forfeiture rate of 8.9% in determining share-based compensation expense for RSUs.
Stock Options
     We granted options to certain officers and employees under the 2008 Plan. Options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of option activity (including the effects of the continued vesting for certain former employees and the stock option for RSU exchange) from January 1, 2011 through June 30, 2011 is presented below:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Options outstanding — January 1, 2011	16,443,241	$11.80
Granted	—	—
Forfeited	(9,440,544)	12.32
Exercised	(1,180,619)	3.07

Options outstanding — June 30, 2011	5,822,078	$12.71

Vested and expected to vest — June 30, 2011	5,726,440	$12.82

Exercisable outstanding — June 30, 2011	5,014,307	$13.73

     The total unrecognized share-based compensation costs related to non-vested stock options outstanding at June 30, 2011 was $1.0 million and is expected to be recognized over a weighted average period of approximately 1.3 years.
     For the three and six months ended June 30, 2011, we used an expected forfeiture rate of 10.09% in determining the calculation of share-based compensation expense for stock options.
     Share-based compensation expense recognized for all plans is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Options	$823	$2,694	$464	$13,231
RSUs	4,081	8,106	10,727	17,232
Sprint Equity Compensation Plans	—	93	73	131

	$4,904	$10,893	$11,264	$30,594

     During the three and six months ended June 30, 2011, in addition to the amounts reversed related to the transition of certain employees to Ericsson, as previously discussed, we reversed $5.6 million and $13.1 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. During the three and six months ended June 30, 2010, we reversed $1.5 million and $3.0 million, respectively of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. In addition, during the three months ended June 30, 2011 and 2010, we recorded $907,000 and $753,000, respectively, of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options. For the six months ended June 30, 2011 and 2010, we recorded $1.2 million and $10.5 million, respectively of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

15. Stockholders’ Equity
     The following table lists the voting interests in Clearwire as of June 30, 2011:

		Class A Common		Class B Common
	Class A	Stock %	Class B Common	Stock %		Total %
Investor	Common Stock	Outstanding	Stock(1)	Outstanding	Total	Outstanding

Sprint	—	—	454,310,914	68.2%	454,310,914	49.7%
Comcast	—	—	88,504,132	13.3%	88,504,132	9.7%
Time Warner Cable	—	—	46,404,782	7.0%	46,404,782	5.1%
Bright House	—	—	8,474,440	1.3%	8,474,440	0.9%
Intel	29,350,366	11.8%	65,644,812	9.8%	94,995,178	10.4%
Eagle River	35,922,958	14.5%	2,728,512	0.4%	38,651,470	4.2%
Google Inc.	29,411,765	11.8%	—	—	29,411,765	3.2%
Other Shareholders	153,040,201	61.7%	—	—	153,040,201	16.7%
CW Investment Holdings LLC	588,235	0.2%	—	—	588,235	0.1%

	248,313,525	100.0%	666,067,592	100.0%	914,381,117	100.0%

(1)	The holders of Clearwire Class B common stock hold an equivalent number of Clearwire Communications Class B common interests except for Sprint. As of June 30, 2011, Sprint holds 531,724,348 Clearwire Communications Class B common interests.
     Sprint, Intel Corporation, which we refer to as Intel, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks LLC, which we refer to as Bright House, and Eagle River Holdings LLC, which we refer to as Eagle River, collectively, whom we refer to as the Investors, own shares of Clearwire Class B Common Stock, which we refer to as Class B Common Stock, that have equal voting rights to Clearwire’s $0.0001 par value, Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. The Investors hold their economic rights through ownership of Clearwire Communications Class B common interests, which we refer to as Clearwire Communications Class B Common Interests.
     During the quarter, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire from approximately 53.6 percent to approximately 49.7 percent. This transaction did not reduce Sprint’s economic interest in Clearwire and its subsidiaries, which it holds through its ownership of Clearwire Communications Class B Common Interests and which remains approximately 53.6 percent.
16. Net Loss Per Share
Basic Net Loss Per Share
     The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss from continuing operations attributable to Class A Common Stockholders	$(160,525)	$(123,634)	$(377,402)	$(215,061)
Net loss from discontinued operations attributable to Class A Common Stockholders	(8,213)	(2,282)	(18,291)	(4,947)

Net loss attributable to Class A Common Stockholders	$(168,738)	$(125,916)	$(395,693)	$(220,008)

Weighted average shares Class A Common Stock outstanding	246,631	205,126	245,516	201,883
Net loss per share from continuing operations	$(0.65)	$(0.60)	$(1.53)	$(1.07)
Net loss per share from discontinued operations	(0.03)	(0.01)	(0.08)	(0.02)

Net loss per share	$(0.68)	$(0.61)	$(1.61)	$(1.09)

Diluted Net Loss Per Share
     The potential exchange of Clearwire Communications Class B Common Interests, together with Class B Common Stock, for Class A Common Stock will have a dilutive effect on diluted net loss per share from continuing operations and diluted net loss per share, which we collectively refer to as Diluted Net Loss Per Share, due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss from continuing operations attributable to Class A Common Stockholders and net loss attributable to Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire will be required to recognize an additional tax provision related to indefinite lived intangible assets.
     For the three and six months ended June 30, 2010, Class B Common Stock was excluded from the computation of Diluted Net Loss Per Share as it inclusion would have been antidilutive due to the timing of shares issued from a right offering which expired June 21, 2010.
     Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of Diluted Net Loss Per Share for the three months ended June 30, 2011 on an “if converted” basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Option and interest expense on the Exchangeable Notes were reversed for the period.
     For the six months ended June 30, 2011, shares issuable upon the conversion of the Exchangeable Notes were excluded in the computation of Diluted Net Loss Per Share as their inclusion would have been antidultive.

     Diluted Net Loss Per Share is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss from continuing operations attributable to Class A Common Stockholders	$(160,525)	$(123,634)	$(377,402)	$(215,061)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(779,245)	—	(1,355,528)	—
Tax adjustment resulting from dissolution of Clearwire Communications	(8,008)	—	(18,373)	—
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	(95,089)	—	—	—

Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock and conversion of the Exchangeable Notes	(1,042,867)	(123,634)	(1,751,303)	$(215,061)

Net loss from discontinued operations attributable to Class A Common Stockholders	(8,213)	(2,282)	(18,291)	(4,947)
Non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	(24,706)	—	(55,316)	—

Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	(32,919)	(2,282)	(73,607)	(4,947)

Net loss available to Class A Common Stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock and conversion of the Exchangeable Notes	$(1,075,786)	$(125,916)	$(1,824,910)	$(220,008)

Weighted average shares Class A Common Stock outstanding	246,631	205,126	245,516	201,883
Weighted average shares converted from Class B Common Stock outstanding	717,960	—	730,650	—
Weighted average shares converted from the Exchangeable Notes	103,001	—	—	—

Total weighted average shares Class A Common Stock outstanding (diluted)	1,067,592	205,126	976,166	201,883

Net loss per share from continuing operations	$(0.98)	$(0.60)	$(1.79)	$(1.07)
Net loss per share from discontinued operations	(0.03)	(0.01)	(0.08)	(0.02)

Net loss per share	$(1.01)	$(0.61)	$(1.87)	$(1.09)

     The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Class B Common Stock	—	743,481	—	740,417
Exchangeable Notes conversion shares	—	—	103,001	—
Stock options	9,879	18,684	12,569	19,454
Restricted stock units	15,123	11,576	15,012	11,627
Warrants	9,879	17,806	13,821	17,806
Subscription rights	—	42,836	—	45,690
Contingent shares	—	—	—	3,064

	34,881	834,383	144,403	838,058

     We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.
17. Related Party Transactions
     We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Google Inc., which we refer to as Google, Comcast,

Time Warner Cable, Bright House, Eagle River, Ericsson, Switch & Data, Inc., Dashwire Inc., and Motorola, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
     The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	June 30,	December 31,
	2011	2010

Accounts receivable	$37,057	$22,297
Prepaid assets and other assets	$4,831	$5,010
Accounts payable and accrued expenses	$5,779	$11,161
Other current liabilities	$51,174	$—
Other long-term liabilities	$5,846	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$130,355	$4,507	$191,375	$7,896
Cost of goods and services and network costs (inclusive of capitalized costs)	$25,714	$22,976	$58,053	$41,924
Selling, general and administrative	$5,097	$878	$7,530	$1,433
     Rollover Notes — In connection with the issuance of the Senior Secured Notes on November 24, 2009, we also issued notes to Sprint and Comcast with identical terms as the Senior Secured Notes. From time to time, Sprint, Comcast and other related parties may hold debt under our Senior Secured Notes, Second-Priority Notes and Exchangeable Notes, and as debtholders, would be entitled to receive interest payments from us.
     Relationships among Certain Stockholders, Directors, and Officers of Clearwire — As of June 30, 2011, Sprint, through Sprint HoldCo LLC, a wholly-owned subsidiary, owned the largest interest in Clearwire with an effective voting interest of approximately 49.7% and economic interest in Clearwire Communications of approximately 54% and Intel, Google, Comcast, Time Warner Cable, Bright House and Eagle River collectively owned a 34% interest in Clearwire.
     Sprint Wholesale Relationships — As noted above, Sprint owned the largest interest in Clearwire as of June 30, 2011. We have a number of material arrangements with Sprint including a non-exclusive 4G MVNO agreement whereby we sell 4G wireless broadband services to Sprint and other parties for the purposes of marketing and reselling our 4G wireless broadband services to their respective end user subscribers and a non-exclusive 3G MVNO agreement whereby Sprint sells to us its code division multiple access and mobile voice and data communications services, which we refer to collectively as 3G wireless services, for purposes of resale to our retail customers. For the three months ended June 30, 2011 and 2010, we received $193.9 million and $1.8 million, respectively from Sprint for 4G broadband wireless services we provide to Sprint and other parties. The amounts received from Sprint for 4G broadband wireless services for the three months ended June 30, 2011 include $43.8 million in prepayment for future services beyond the minimum commitment provided in the Sprint Wholesale Amendments and $28.2 million to settle outstanding disputes related to prior usage. As of June 30, 2011 we had $57.0 million of deferred revenue included in the Other current liabilities and Other long-term liabilities representing the used portion of the prepayment and the portion of the $28.2 million settlement that was not recognized in the second quarter. For the six months ended June 30, 2011 and 2010, we received $226.9 million and $3.4 million, respectively from Sprint for 4G broadband wireless services we provide to Sprint and other parties. For the three months ended June 30, 2011 and 2010, we paid $5.5 million and $500,000, respectively to Sprint for 3G wireless services provided by Sprint to us. For the six months ended June 30, 2011 and 2010, we paid $14.2 million and $500,000, respectively to Sprint for 3G wireless services provided by Sprint to us. Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three and six months ended June 30, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 40% and 34%, respectively of total revenues.
     Sprint Master Site Agreement — We entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the three months ended June 30, 2011 and 2010, we recorded rent expense of $13.9 million and $13.7 million, respectively. During the six months ended June 30, 2011 and 2010, we recorded rent expense of $28.2 million and $23.0 million, respectively.
     Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Benjamin G. Wolff, who currently sits on our board of directors and is our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine LLP. However, Mr. Wolff’s spouse has not received any compensation directly from us. For the three months ended June 30, 2011 and 2010, we paid $727,000 and $660,000 to

Davis Wright Tremaine LLP for legal services, respectively. For the six months ended June 30, 2011 and 2010, we paid $1.3 million and $1.7 million to Davis Wright Tremaine LLP for legal services, respectively.
     Ericsson, Inc — Ericsson provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the three and six months ended June 30, 2011, we capitalized $8.4 million and $17.2 million, respectively in costs paid to Ericsson to Network and base station equipment, of which $1.5 million was included in Accounts payable and accrued expenses at June 30, 2011. For the three months ended June 30, 2011, we paid $837,000 to Ericsson for network management services.
18. Discontinued Operations
     As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. We expect these sales to be completed within one year. These businesses comprised substantially all of the remaining operations previously reported in our International segment. Associated results of operations and financial position are separately reported as discontinued operations for all periods presented. Results of operations and financial position presented for periods prior to the second quarter of 2011 include other businesses that were reported in our International segment. The sale of our businesses in Ireland, Poland, and Romania were individually immaterial for separate disclosure in prior periods. Summarized financial information for discontinued operations is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total revenues	$5,485	$5,492	$10,703	$11,402

Loss from discontinued operations before income taxes	$(38,036)	$(10,116)	$(78,630)	$(22,575)
Income tax benefit (provision)	5,117	(3)	5,023	(3)

Net loss from discontinued operations	(32,919)	(10,119)	(73,607)	(22,578)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	24,706	7,837	55,316	17,631

Net loss from discontinued operations attributable to Clearwire Corporation	$(8,213)	$(2,282)	$(18,291)	$(4,947)

			June 30,	December 31,
			2011	2010

Assets
Current assets:
Cash and cash equivalents			$1,664	$3,320
Prepaid assets and other assets			6,752	4,058

Total current assets			8,416	7,378
Property, plant and equipment, net			11,010	17,160
Spectrum licenses, net			21,971	68,610
Other assets			2,901	3,617

Total assets of discontinued operations			$44,298	$96,765

Liabilities
Current liabilities			$10,618	$11,067
Other long-term liabilities			18,429	21,004

Total liabilities of discontinued operations			$29,047	$32,071

CLEARWIRE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2011 and 2010 and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.
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
   Overview
     We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband networks provide a connection anywhere within our coverage area.
     As of June 30, 2011, we offered our services in 88 markets in the United States covering an estimated 134.7 million people, including an estimated 132.5 million people covered by our 4G mobile broadband networks in 71 markets. We ended the quarter with approximately 1.3 million retail and 6.4 million wholesale subscribers. As of June 30, 2011, our other 17 markets in the United States, covering an estimated 2.2 million people, continued to operate with a legacy network technology, which we refer to as Pre-4G, that is based on a proprietary set of technical standards offered by a subsidiary of Motorola Solutions, Inc., which we refer to as Motorola.
     Internationally, as of June 30, 2011, our networks covered an estimated 2.9 million people and we had approximately 42,000 retail subscribers. We offer 4G mobile broadband services in Seville and Malaga, Spain and a Pre-4G network in Brussels and Ghent, Belgium. As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. We expect these sales to be completed within one year. As a result, the assets and related liabilities and results of operations of these international operations are separately disclosed as discontinued operations.
     We are currently taking actions we believe are necessary for our current mobile WiMAX business to generate positive cash flows in the next few years. Primarily, we are focusing on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses and seeking additional capital for our current business and to continue the development of our network.
     On April 18, 2011, we signed a series of agreements with Sprint Nextel Corporation, which we refer to as Sprint, that substantially changed the terms upon which we sell 4G wireless broadband services to Sprint and purchase 3G wireless services from Sprint. Under those agreements, which we collectively refer to as the Sprint Wholesale Amendments, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay us another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us approximately $28.2 million to settle outstanding disputes related to prior usage. Additionally, the Sprint Wholesale Amendments resolved a number of disputes related to wholesale pricing. Of these amounts, Sprint paid us approximately $181.5 million on April 27, 2011 and $96.9 million on July 29, 2011.
     We also implemented various cost savings initiatives. We entered into a managed services agreement with Ericsson, Inc., which we refer to as Ericsson, under which Ericsson will operate, maintain, and support our network. As part of the agreement, approximately 700 network operations employees and contractors were transferred to Ericsson, and we will pay Ericsson annual service fees over the 7-year term. Additionally, we transitioned a substantial portion of our current customer care operations to TeleTech Holdings, Inc., which we refer to as TeleTech, in connection with the expansion of an existing outsourcing agreement. Under the agreement, TeleTech will be responsible for managing day-to-day customer care services for our customers. Approximately 700 customer care employees in Las Vegas, Nevada and Milton, Florida were transferred to TeleTech. With these agreements and other reductions in our workforce, as of June 30, 2011, we had approximately 3,000 fewer employees than we had at our peak in the third quarter 2010 and ended the quarter with 1,257 employees. To reduce costs, we also terminated, or elected not to renew, a number of existing tower leases that are not currently used to provide service. In addition, we continued to lower the cost of our retail business by, among other things, increasing the use of lower cost sales channels such as indirect dealers and online sales and reducing the amount we spend on marketing. Each of these actions has lowered our operating costs and our need for additional capital for our current business. However, we believe certain of these initiatives will also likely result in slower growth in our retail subscriber base throughout 2011 compared to prior periods.
      Due to developments in the wireless broadband industry, we now believe that we need to deploy Long Term Evolution technology, which we refer to as LTE, on our network for the services we offer to remain competitive over the long term and for us to continue to grow our business by retaining our existing wholesale partners and attracting new partners. Accordingly, our future network development plans currently focus on deploying LTE, alongside our existing mobile Worldwide Interoperability of Microwave Access technology, which we refer to as WiMAX, on our network, but these plans are subject to raising additional capital. Under our current plans, initial LTE deployment would cover those areas of our existing markets where we and other carriers have historically experienced the highest concentration of usage. We believe that this scope of LTE deployment will provide us with the best opportunity to receive significant wholesale revenue from current and future wholesale customers over the long term, while not substantially impairing our retail business. In addition to the deployment of LTE, further network development may include, among other things, expanding our network to new markets and improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area.
   Liquidity and Capital Resource Requirements
     During the six months ended June 30, 2011, we incurred $1.73 billion of Net loss from continuing operations. We utilized $567.3 million of cash in operating activities and spent $335.2 million on capital expenditures in the improvement of our networks. We do not expect our operations to generate positive cash flows during the next twelve months. As of June 30, 2011, we had available cash and short-term investments of approximately $829.4 million.
     With the cash and short-term investments we had on hand as of June 30, 2011, the expected impact of our ongoing expense reductions, the cash we expect to receive under the Sprint Wholesale Amendments and our decision to condition any further network development on receipt of additional capital, as of June 30, 2011, we believe that we will have sufficient cash to fund the near-term capital needs of our current mobile WiMAX business for at least the next 12 months.
     Although we believe that our current capital will cover the near-term capital needs of our current mobile WiMAX business, we will need to raise some additional capital to fund our current business over the intermediate and long-term. The amount of additional capital we will ultimately need for our current business, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. These factors include, among other things, the amount of cash we actually receive from Sprint under the Sprint Wholesale Amendments in 2011 and future periods, the cash generated by our retail business and by the wholesale business from customers other than Sprint in those periods, our ability to maintain reduced operating expenses and capital expenditures and the accuracy of other future financial projections.
     Along with any additional capital that will be necessary for our current business, we will need substantial additional capital to continue the development of our 4G mobile broadband network, including deploying LTE, alongside mobile WiMAX, on our network, so that the services we offer remain competitive with service offerings from our competitors and enable us to continue to grow our business.
     The amount and timing of additional financings, if any, to satisfy our additional capital needs are difficult to estimate at this time. If we are unable to raise sufficient additional capital, our business prospects, financial condition and results of operations may be adversely affected, and we may not be able to continue to operate.

     To address our need for additional capital, our management team and a special committee of our Board of Directors has been pursuing various alternatives for securing additional financing and, at the same time, exploring other strategic alternatives. We are seeking additional financing from new strategic investors, which may include new equity or debt offerings. We may also elect to raise additional debt financing from other investors through public or private offerings. Any additional equity financings would be dilutive to our stockholders. Any additional debt financings may increase our future financial commitments, including interest payments on our existing and new indebtedness, to levels that we find unacceptable. Other strategic alternatives being explored include, among other things, a sale of certain of our assets that we believe are not essential for our business.
     As for our international business, during the first quarter of 2011, we initiated a process to seek bids for a potential sale of our remaining international operations. We plan to continue our efforts to dispose of these operations in the second half of the year. As a result of our commitment to sell our businesses in Belgium, Germany and Spain, the associated results of operations and financial position are separately reported as discontinued operations for all periods presented.
   Critical Accounting Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to long-lived assets and intangible assets, including spectrum, derivatives, operating leases and deferred tax asset valuation allowance.
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
     We have identified the following significant change in our critical accounting estimates during the six months ended June 30, 2011 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.
   Operating Leases
     We periodically review our tower leases to determine whether they still fit within our network build plans. For tower leases that are not utilized and no longer fit within our plans, we will terminate them, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals that could be reasonably obtained for the property. Estimating the cost of certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience differs from that used in the initial estimate.

     Results of Operations
     The following table sets forth operating data for the three and six months ended June 30, 2011 and 2010:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$322,611	$117,029	$559,419	$217,791
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	433,363	269,565	673,508	419,089
Selling, general and administrative expense	178,232	207,499	393,096	410,908
Depreciation and amortization	169,640	82,026	352,114	157,553
Spectrum lease expense	76,620	68,152	151,441	134,843
Loss from abandonment of network and other assets	376,350	760	548,212	1,371

Total operating expenses	1,234,205	628,002	2,118,371	1,123,764

Operating loss	(911,594)	(510,973)	(1,558,952)	(905,973)
Other income (expense):
Interest income	689	1,509	1,529	2,755
Interest expense	(128,617)	(24,469)	(248,537)	(58,306)
Gain on derivative instruments	115,279	—	88,498	—
Other income (expense), net	1,937	(2,876)	2,227	(1,649)

Total other income (expense), net	(10,712)	(25,836)	(156,283)	(57,200)

Loss from continuing operations before income taxes	(922,306)	(536,809)	(1,715,235)	(963,173)
Income tax provision	(17,464)	(214)	(17,695)	(792)

Net loss from continuing operations	(939,770)	(537,023)	(1,732,930)	(963,965)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	779,245	413,389	1,355,528	748,904

Net loss from continuing operations attributable to Clearwire Corporation	(160,525)	(123,634)	(377,402)	(215,061)
Net loss from discontinued operations attributable to Clearwire Corporation	(8,213)	(2,282)	(18,291)	(4,947)

Net loss attributable to Clearwire Corporation	$(168,738)	$(125,916)	$(395,693)	$(220,008)

Net loss from continuing operations attributable to Clearwire Corporation per Class A common share:
Basic	$(0.65)	$(0.60)	$(1.53)	$(1.07)

Diluted	$(0.98)	$(0.60)	$(1.79)	$(1.07)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.68)	$(0.61)	$(1.61)	$(1.09)

Diluted	$(1.01)	$(0.61)	$(1.87)	$(1.09)

Revenues
     Retail revenues are primarily generated from subscription and modem lease fees for our 4G and Pre-4G services, as well as from activation fees and fees for other services such as email and voice over Internet protocol. Wholesale revenues are primarily generated from usage sensitive service fees for our 4G services.

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2011	2010	Change	2011	2010	Change

Retail revenue	$190,583	$111,560	70.8%	$365,824	$207,554	76.3%
Wholesale revenue	131,522	4,496	N/M	192,417	7,845	N/M
Other revenue	506	973	(48.0)%	1,178	2,392	(50.8)%

Total revenues	$322,611	$117,029	175.7%	$559,419	$217,791	156.9%

     The increase in revenues for the three and six months ended June 30, 2011 compared to the same periods in 2010 is due primarily to the continued expansion of our retail and wholesale subscriber base as we expanded our networks into new markets. As of June 30, 2011, we offered our services in areas in the United States covering an estimated 134.7 million people, compared to 58.6 million as of

June 30, 2010. We had approximately 1.3 million retail and 6.4 million wholesale subscribers as of June 30, 2011, compared to approximately 892,000 retail and 752,000 wholesale subscribers as of June 30, 2010.
     Sprint is a significant wholesale customer of our 4G wireless broadband services. As previously discussed, on April 18, 2011, we signed the Sprint Wholesale Amendments that resulted in a new usage-based pricing structure that applies to most 4G wireless services provided by us to Sprint. This pricing structure was retroactively applied beginning January 1, 2011. As a result, wholesale revenue for the three months ended June 30, 2011 includes approximately $16.1 million of additional revenue resulting from repricing usage during the first quarter of 2011. Application of the new usage-based pricing structure to usage generated in the second quarter of 2011 also contributed to the increase in wholesale revenues in that period as compared to the same period in the prior year. In addition, wholesale revenue for the second quarter of 2011 also includes $12.8 million of a $28.2 million settlement payment. Because each of the agreements were explicitly linked to one another, the settlement amount was treated as partial consideration for a revenue arrangement with multiple deliverables and was allocated to separate units of accounting based on the deliverables’ relative fair values. The amount recognized in the second quarter of 2011 represents the amount allocated to the settlement of 2010 pricing disputes. The remainder was recorded as deferred revenue and will be recognized over the remaining term of the agreements. Had the adjustments above related to the Sprint Wholesale Amendments been recorded in the periods associated with usage, our proforma wholesale revenues for the second quarter of 2011 would have decreased by $28.9 million. See the Pro Forma Reconciliation for further information. During the three and six months ended June 30, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 40% and 34%, respectively of total revenues.
     We expect revenues to continue to increase through the end of 2011 primarily due to expected growth in wholesale subscribers, the full year benefit of subscribers acquired during 2010 and the higher usage-based pricing agreed to in the Sprint Wholesale Amendments.
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

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2011	2010	Change	2011	2010	Change

Cost of goods and services and network costs	$433,363	$269,565	60.8%	$673,508	$419,089	60.7%
     Costs of goods and services and network costs for the three and six months ended June 30, 2011 includes $214.6 million and $221.1 million, respectively, primarily related to an increase in the reserve for excessive and obsolete equipment. This increase in the reserve was driven primarily by the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE, subject to funding, alongside mobile WiMAX, in areas with expected high usage concentration. Costs of goods and services and network costs for the three and six months ended June 30, 2010 includes $84.6 million and $90.5 million, respectively, related to an increase in the reserve for excessive and obsolete equipment and shrinkage.
     For the three months ended June 30, 2011, we incurred approximately $149.2 million in tower costs and $29.7 million in network costs, compared to approximately $125.2 million in tower costs and $22.2 million in network costs in the three months ended June 30, 2010. For the six months ended June 30, 2011, we incurred approximately $301.5 million in tower costs and $57.7 million in network costs, compared to approximately $222.5 million in tower costs and $36.4 million in network costs in the six months ended June 30, 2010. These increases are primarily due to an increase in the number of tower leases and an increase in related backhaul and network expenses resulting from the operation of our network, which was significantly expanded in the second half of 2010.
     We expect costs of goods and services and network costs, excluding the impact of reserves for excessive and obsolete equipment, if any, to remain consistent in future periods as we continue to operate our existing networks.
     Selling, General and Administrative Expense
     Selling, general and administrative, which we refer to as SG&A, expenses include all of the following: costs associated with salaries and benefits; advertising, trade shows, public relations, promotions and other market development programs; facilities costs; third-party professional service fees; customer care; sales commissions; bad debt expense; property and other operating taxes; and administrative support activities, including executive, finance and accounting, IT, legal, human resources, treasury and other shared services.

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2011	2010	Change	2011	2010	Change

Selling, general and administrative expense	$178,232	$207,499	(14.1)%	$393,096	$410,908	(4.3)%
     The decrease in SG&A expenses for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is primarily due to lower general and administrative expenses resulting from workforce reductions, as well as lower marketing expenses as we continue to focus our sales efforts on lower cost channels.
     We expect SG&A expense to continue to decrease in future periods as we experience the effects of our cost containment measures, including the outsourcing arrangements with Ericsson and Teletech, as well as the workforce reductions that commenced in November 2010 and continued in the first half of 2011.
     Depreciation and Amortization

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2011	2010	Change	2011	2010	Change

Depreciation and amortization	$169,640	$82,026	106.8%	$352,114	$157,553	123.5%
     Depreciation and amortization expense primarily represents depreciation recorded on property, plant and equipment, which we refer to as PP&E, and amortization of intangible assets and definite-lived spectrum. The increase during the three and six months ended June 30, 2011 as compared to the same periods in 2010 is primarily a result of new network assets placed into service to support our launched markets during 2010.
     We expect depreciation and amortization to continue to increase as we record a full year of depreciation for assets placed into service during 2010 in our new 4G markets. In addition, as a result of our intent to deploy LTE, we are currently evaluating the remaining useful lives of our network equipment. Any adjustment to those lives will be made prospectively effective July 1, 2011 and will likely result in increased depreciation expenses in future periods.
     Spectrum Lease Expense

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(In thousands, except percentages)	2011	2010	Change	2011	2010	Change

Spectrum lease expense	$76,620	$68,152	12.4%	$151,441	$134,843	12.3%
     Spectrum lease expense increased $8.5 and $16.6 million for the three and six months ended June 30, 2011, respectively, as compared to 2010 as a result of an increase in the number of spectrum leases held by us.
     While we do not expect to add a significant number of spectrum leases throughout 2011, we do expect our spectrum lease expense to increase. As we renegotiate the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
     Loss from Abandonment of Network and Other Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Loss from abandonment of network and other assets	$376,350	$760	$548,212	$1,371
     During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of our prior build plans in 2010 and due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE subject to funding, alongside mobile WiMAX, in areas of expected high usage concentration, we decided to abandon certain projects that no longer fit within management’s strategic network plans. For projects that were abandoned, the related costs were written down, resulting in a charge of approximately $235.1 million and $261.2 million for the three and six months ended June 30, 2011, respectively. During the same periods in 2010, we incurred approximately $760,000 and $1.4 million, respectively, for the abandonment of network projects that no longer met management’s strategic network plans.

     Additionally, in connection with our cost savings initiatives, during the first half of 2011, we identified, evaluated and terminated certain unutilized tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects classified as construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of approximately $79.3 million and $224.7 million for the three and six months ended June 30, 2011, respectively.
     In addition, during the three months ended June 30, 2011, we completed an assessment of certain internally-developed software projects that had not yet been placed in service. Those projects are no longer expected to be completed, and were thus written down to fair value, resulting in a charge of approximately $62.0 million during the three months ended June 30, 2011.
     As we continue to revise our business plans in response to changes in our strategy and funding availability, additional assets could be identified for abandonment, for which the associated write-downs could be material.
     Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Interest expense	$(128,617)	$(24,469)	$(248,537)	$(58,306)
     During the three months ended June 30, 2011 and 2010, we incurred $130.9 million and $87.0 million in gross interest costs, respectively, which was partially offset by capitalized interest of $2.3 million and $62.5 million, respectively. For the six months ended June 30, 2011 and 2010, we incurred gross interest costs of $263.1 million and $173.2 million, respectively, which was partially offset by capitalized interest of $14.5 million and $114.9 million for the same periods, respectively. Interest expense also includes adjustments to accrete our debt to par value. The increase in interest expense for the three and six months ended June 30, 2011 as compared to the same period in 2010 is due to the issuance of an additional $175.0 million of senior secured notes, together with the issuances of the second-priority secured notes and the exchangeable notes in December 2010, which increased the outstanding debt principal balances by approximately $1.40 billion at June 30, 2011 as compared to June 30, 2010, and the reduction in capitalized interest due to the substantial completion of our prior network build in 2010.
     We expect higher interest expense costs in 2011 as compared to 2010 as we will incur a full year of interest costs for the additional debt issued in December 2010 and a full year of accretion of the significant discount on the exchangeable notes resulting from the separation of the exchange options, which we refer to as the Exchange Options. In addition, the amount of interest capitalized is expected to be reduced as network expansion activities subside, resulting in an increase in interest expense.
     Gain on Derivative Instruments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Gain on derivative instruments	$115,279	$—	$88,498	$—
     In connection with the issuance of the exchangeable notes in December 2010, we recognized derivative liabilities relating to the Exchange Options embedded in those notes. The change in estimated fair value is required to be recognized in earnings during the period. For the three and six months ended June 30, 2011, we recorded a gain of $115.3 million and $88.5 million, respectively for the change in estimated fair value of the Exchange Options. These instruments were not outstanding during the three and six months ended June 30, 2010.
     The gain (loss) on derivative instruments may fluctuate significantly during 2011 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as our stock price and volatility. See Item 3, Quantitative and Qualitative Disclosures About Market Risk — Stock Price Risk.
     Income Tax Provision

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Income tax provision	$(17,464)	$(214)	$(17,695)	$(792)

     The increase in the income tax provision for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is due to deferred tax expense recorded to reflect the increased deferred tax liability associated with the gain on derivative instruments recorded for the three and six months ended June 30, 2011. This gain increased our book basis in Clearwire Communications LLC and increased the deferred tax liability without the benefit of an offset of the deferred tax asset.

     As a result of our plans to sell our operations in Spain, Belgium and Germany, we believe that if certain intercompany loans related to our international operations were considered uncollectible for federal income tax purposes, there would be an increase to the deferred tax liability of our continuing operations of up to approximately $140.0 million along with a corresponding deferred tax expense for our continuing operations.
     Non-controlling Interests in Net Loss from Continuing Operations of Consolidated Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	$779,245	$413,389	$1,355,528	$748,904
     The non-controlling interests in net loss from continuing operations represent the allocation of a portion of the consolidated net loss from continuing operations to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, Comcast Corporation, Time Warner Cable Inc., Intel Corporation, Bright House Networks, LLC and Eagle River Holdings, LLC, which we refer to collectively as Participating Equityholders, of Clearwire Communications LLC Class B Common Units. The non-controlling interests’ share in net loss from continuing operations was 75% at June 30, 2011 and 2010.
     Net Loss from Discontinued Operations Attributable to Clearwire Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Net loss from discontinued operations attributable to Clearwire Corporation	$(8,213)	$(2,282)	$(18,291)	$(4,947)
     The net loss from discontinued operations attributable to Clearwire Corporation increased for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to Clearwire’s share of impairment charges recorded to assets held by our international subsidiaries. Clearwire’s share of impairment charges to assets in our international subsidiaries, which are included as discontinued operations, were $7.2 million and $14.6 million for the three and six months ended June 30, 2011, respectively.
Pro Forma Reconciliation
     We utilize certain financial measures which are not calculated based on accounting principles generally accepted in the United States, which we refer to as GAAP. Certain of these financial measures, including the unaudited pro forma condensed consolidated statements of operations, are considered non-GAAP financial measures The unaudited pro forma condensed consolidated statements of operations that follow are presented for informational purposes only and should not be taken as representative of the future consolidated results of operations of the Company.
     The following unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2011 and the three months ended June 30, 2011, were prepared using the unaudited condensed consolidated statement of operations of Clearwire for the three months ended March 31, 2011 and the three months ended June 30, 2011. The unaudited pro forma condensed consolidated statement of operations should be read in conjunction with the separate historical financial statements and accompanying notes thereto.
     The pricing provisions agreed to in the Sprint Wholesale Amendments are applicable from and after January 1, 2011. However, in accordance with generally accepted accounting principles in the United States applicable to revenue recognition, our first quarter results do not reflect the additional revenues due to us as a result of the amendments contained in the Sprint Wholesale Amendments which were signed on April 18, 2011. On April 27, 2011 we received a cash payment of $181.5 million comprised of the initial installments of the take-or-pay commitment for 2011 and the pre-payment and the $28.2 million settlement amount in accordance with the Sprint Wholesale Amendments. In the second quarter of 2011, in addition to revenues earned during the second quarter, we recorded the $16.1 million of revenue attributable to services provided in the first quarter, and approximately $12.8 million of a $28.2 million settlement amount which relates to wholesale services provided in 2010. The unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2011 and the three months ended June 30, 2011 show the results of operations for these periods excluding the impacts of the adjustments above. We believe the unaudited pro forma consolidated statements of operations are useful because they better reflect the revenue-generating activities during the relevant periods and facilitate comparisons of our operating performance from period to period.

The following table provides a reconciliation from the as reported results to the pro forma results for the three months ended March 31, 2011 and the three months ended June 30, 2011 (in thousands):

	Three Months Ended March 31, 2011			Three Months Ended June 30, 2011
	Amounts as reported	Adjustments(1)	Pro Forma amounts	Amounts as reported	Adjustments(1)	Pro Forma amounts

Revenues:
Retail revenue	$175,242	$—	$175,242	$190,583	$—	$190,583
Wholesale revenue	60,895	16,079	76,974	131,522	(28,898)	102,624
Other revenue	671	—	671	506	—	506

Total revenues	236,808	16,079	252,887	322,611	(28,898)	293,713
Total expenses	(1,029,968)	—	(1,029,968)	(1,262,381)	—	(1,262,381)

Net loss from continuing operations	(793,160)	16,079	(777,081)	(939,770)	(28,898)	(968,668)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	576,283	(12,087)	564,196	779,245	22,382	801,627

Net loss from continuing operations attributable to Clearwire Corporation	(216,877)	3,992	(212,885)	(160,525)	(6,516)	(167,041)
Net loss from discontinued operations attributable to Clearwire Corporation	(10,078)	—	(10,078)	(8,213)	—	(8,213)

Net loss attributable to Clearwire Corporation	$(226,955)	$3,992	$(222,963)	$(168,738)	$(6,516)	$(175,254)

Net loss from continuing operations attributable to Clearwire Corporation per Class A common share:
Basic	$(0.89)		$(0.87)	$(0.65)		$(0.68)

Diluted	$(0.89)		$(0.87)	$(0.98)		$(1.00)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.93)		$(0.91)	$(0.68)		$(0.71)

Diluted	$(0.93)		$(0.91)	$(1.01)		$(1.03)

(1)	Wholesale revenue adjustment reflects the impact of approximately $16.1 million of wholesale revenue related to the first quarter of 2011 that was recorded in the second quarter of 2011 and approximately $12.8 million of wholesale revenue recorded in the second quarter from settlement of disputes related to prior usage.
Cash Flow Analysis
     The following table presents a summary of our cash flows and beginning and ending cash balances for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Cash used in operating activities	$(567,286)	$(555,861)
Cash used in investing activities	(566,690)	(1,220,517)
Cash (used in) provided by financing activities	(14,968)	338,072
Effect of foreign currency exchange rates on cash and cash equivalents	(2,533)	(2,097)

Total net decrease in cash and cash equivalents	(1,151,477)	(1,440,403)
Cash and cash equivalents at beginning of period	1,230,242	1,690,571

Cash and cash equivalents at end of period	$78,765	$250,168

Short-term investments	$750,682	$1,981,317

     Operating Activities
     Net cash used in operating activities increased $11.4 million for the six months ended June 30, 2011 as compared to the same period in 2010 primarily due to higher payments for operating expenses due to our overall network growth throughout 2010. The increased operating expense payments were partially offset by an increase in cash collections from subscribers of approximately $380.0 million.
     Investing Activities
     During the six months ended June 30, 2011, net cash used in investing activities decreased $653.8 million as compared to the same period in 2010. This change was due primarily to a decrease of approximately $1.03 billion in cash paid for PP&E which was partially offset by $249.8 million in net purchases of available-for-sale securities as we invested a portion of our available cash balances. During 2010, our focus was on the build out of our 4G mobile broadband networks while during the six months ended June 30, 2011, our focus has been on maintenance and operational performance of the networks.
     Financing Activities
     Net cash provided by financing activities decreased $353.0 million for the six months ended June 30, 2011 as compared to the same period in 2010 due primarily to proceeds from a rights offering of $290.3 million and cash contributions of $66.5 million, net of $9.8 million of transactions costs, from our Participating Equityholders during the first half of 2010.
     Contractual Obligations
     The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of June 30, 2011. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of June 30, 2011 (in thousands):

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Long-term debt obligations	$4,233,822	$10,137	$41,321	$2,953,114	$1,229,250
Interest payments	3,761,659	238,521	951,236	947,824	1,624,078
Operating lease obligations(1)	10,818,713	165,593	803,491	818,413	9,031,216
Spectrum lease obligations	6,245,030	80,544	336,036	346,844	5,481,606
Spectrum service credits	106,354	2,385	4,770	4,770	94,429
Capital lease obligations(2)	114,680	6,152	25,251	24,955	58,322
Signed spectrum agreements	420	420	—	—	—
Network equipment purchase obligations(3)	25,313	25,313	—	—	—
Other purchase obligations(4)	238,723	102,277	83,067	36,390	16,989

Total(5)	$25,544,714	$631,342	$2,245,172	$5,132,310	$17,535,890

(1)	Includes executory costs of $57.0 million. Amounts include all minimum lease payments for the contractual lease term, including the expected renewal periods, as appropriate.

(2)	Payments include $47.0 million representing interest.

(3)	Network equipment purchase obligations represent purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.

(4)	Other purchase obligations include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. The amounts actually paid under some of these “other” agreements will likely be higher than the minimum commitments due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors.

(5)	In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amount that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods and services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.
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
     Our cash equivalent and investment portfolio has a weighted average maturity of nine months and a market yield of 0.10% as of June 30, 2011. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.
     We have long-term fixed-rate debt with a book value of $3.92 billion and $67.7 million of long-term fixed-rate capital lease obligations outstanding at June 30, 2011. The estimated fair value of the debt fluctuates as interest rates change, however, there is no impact to earnings and cash flows as we expect to hold the debt, with the exception of the Exchangeable Notes, to maturity unless market and other factors are favorable. The Exchangeable Notes, with a carrying value of $509.8 million at June 30, 2011 and a maturity of 2040, are expected to be redeemed in approximately 7 years given, on December 1, 2017, the holders have the right to require us to repurchase the notes and we have the right to redeem the notes.
     We also have variable rate promissory notes which expose us to fluctuations in interest expense and payments caused by changes in interest rates. At June 30, 2011, we had $57.1 million aggregate principal outstanding of variable rate promissory notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $469,000.
     Stock Price Risk
     The Exchange Options embedded in the Exchangeable Notes issued in December 2010 constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock’s volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of $53.6 million or a gain of $42.2 million, respectively. Our stock’s volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $39.1 million or a gain of $38.1 million, respectively.
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
     Credit Risk
     At June 30, 2011, we held available-for-sale short-term and long-term investments with a fair value and carrying value of $769.2 million and a cost of $759.3 million, comprised of United States Government and Agency Issues and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The majority of our short-term and long-term investments at June 30, 2011 were concentrated in United States Treasury Securities which are considered the least risky investments available to United States investors. The remainder of our portfolio is primarily comprised of United States agency and other debentures. The estimated fair values of these investments are subject to fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.
     Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of June 30, 2011 the total fair value and carrying value of our security interests in CDOs was $18.5 million and our cost was $9.0 million. We also own other debt securities, with a carrying value and cost of $0 at June 30, 2011, that are Auction Rate Market Preferred securities issued by a monoline insurance company. These securities are perpetual and do not have a final stated maturity.
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
     During the second quarter of fiscal 2011, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
     We are in the process of implementing an integrated asset life cycle management system, which we expect will automate existing manual processes. During the second quarter of 2011, we identified and evaluated vendors to provide us with a software solution designed for tracking assets and site information. In addition to the software solution, the tracking system will likely incorporate barcode labels on most network infrastructure equipment to allow specific identification and more effective tracking and recording of our assets. If such a system is implemented, we could identify discrepancies in the amount of network infrastructure equipment recorded, for which the associated adjustment could be significant.
     The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

CLEARWIRE CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in legal proceedings that are described in Note 13, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements included in this report which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, (ii) the risk factors set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, (iii) and the risk factors set forth below, which supplement and modify the risk factors set forth in our Form 10-K and our previous Form 10-Q.
We believe that we will require substantial additional capital to fund our current mobile WiMAX business over the intermediate and long-term and to further develop our network, including the deployment of LTE on our network, which capital may not be available on acceptable terms or at all.
     As of June 30, 2011, we had available cash and short-term investments of approximately $829.4 million. We do not expect our operations to generate positive cash flow in 2011, but our current business plan involves taking actions that we believe will cause our mobile WiMAX business to generate positive cash flows in the next few years. These actions involve continuing to grow our wholesale subscriber base, increasing our operating efficiencies, and continuing cost reduction initiatives. Although we believe that our current capital will cover the near term capital needs of our mobile WiMAX business, we will need to raise some additional capital to fund this business over the intermediate and long-term. The amount of additional capital that we will require to implement our current business, and the timing of our capital needs, depends on a number of factors, many of which are difficult to predict and outside of our control. These factors include, among other things, the amount of revenue we actually receive from Sprint under the Sprint Wholesale Amendments in 2011 and future periods, the revenue generated by our retail business and by the wholesale business from customers other than Sprint in those periods, our ability to offer 4G mobile broadband services that are competitive with service offerings from other companies, and our ability to maintain reduced operating expenses and capital expenditures, and the accuracy of other future financial projections.
     We also plan to seek additional capital to continue the expansion of our business and the development of our 4G mobile broadband network, so that the services we offer remain competitive with service offerings from our competitors. Our current network development plans include focusing on the deployment of LTE, alongside mobile WiMAX, on our network, but these plans are subject to raising additional capital. Under our current plans, initial LTE deployment would cover those areas of our existing markets where we and other carriers have historically experienced the highest concentration of usage. In addition to the deployment of LTE, network development may include, among other things, expanding our network to new markets and improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area. Additionally, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also significantly increase our capital requirements in the near and/or long term.
     The amount of additional capital we may need and the timing of obtaining such capital are difficult to estimate at this time. If we are unable to raise sufficient additional capital to fund our existing WiMAX business and to further develop our network, including the deployment of LTE on our network, our business prospects, financial condition and results of operations may be adversely affected, and we may not be able to continue to operate. A special committee of our board of directors has been formed to explore available sources of additional capital and to pursue other strategic alternatives for our business. Sources of additional capital could include issuing additional equity securities in public or private offerings or seeking additional debt financing. Any additional debt financing would increase our future financial commitments, while any additional equity financing would be dilutive to our stockholders or our interest in Clearwire Communications LLC. We may decide to sell additional equity or debt securities issued by our domestic subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities. Other strategic alternatives being explored include, among other things, a sale of certain assets, which we believe are not essential to our business. There can be no assurance that any new debt or equity financing arrangements, or other strategic alternative, will be available to us when needed on acceptable terms, if at all, or that any such arrangement would provide us with sufficient funds to meet our long-term capital needs.
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

     Under our current business plans, the success of our business will rely to a large extent on the growth of our wholesale subscriber base and wholesale revenues. This element of our business strategy is subject to a number of risks and uncertainties.
     We currently rely on Sprint, which accounts for substantially all of our current wholesale subscriber base, and our other current wholesale partners for most of the growth in our wholesale business. Under our 4G wholesale agreements, which we refer to as the 4G MVNO Agreements, Sprint and the other initial wholesale partners named in the 4G MVNO Agreements, which we refer to as the Initial Wholesale Partners, have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees. Under the terms of the Sprint Wholesale Amendments, Sprint is obligated to a take-or-pay and prepayment commitment of approximately $1.03 billion to Clearwire, payable in quarterly increments during 2011 and 2012. However, we need to generate additional revenues beyond the take-or-pay and prepayment minimums that Sprint has committed to in order to achieve positive cash flows within the next few years. Moreover, aside from the take-or-pay and prepayment commitment in the Sprint Wholesale Amendments, nothing in the 4G MVNO Agreement requires Sprint or any of the other Initial Wholesale Partners to resell any of our services; they may elect not to do so or to curtail such sales activities, and Sprint does not have any minimum payment obligations to us after 2012. Additionally, Sprint or the other Initial Wholesale Providers may elect to offer their services over another provider’s 4G network, or develop and deploy their own 4G network. Our wholesale partners may elect to focus in the future on offering their services through another technology, such as LTE, and either develop their own network utilizing such technology or switch to a provider who already offers such technology. For instance, Sprint announced in late July 2011 that it has entered into a spectrum and network hosting agreement with LightSquared, which, according to Sprint’s announcement, provides that Sprint’s network would be used as the infrastructure for the development of LightSquared’s planned 4G LTE network. Based on Sprint’s announcement, the agreement also provides Sprint with $4.5 billion in usage credits should it choose to resell capacity over LightSquared’s network. If and when such a network is built, it could result in Sprint eventually ceasing to resell our services, or greatly reducing the amount of our services they resell. Last, the Sprint Wholesale Amendments call for a new usage-based pricing structure for the 4G wholesale services we provide to Sprint. In order to continue increasing the amount of revenues we receive from Sprint beyond the minimum take-or-pay commitments, the number of Sprint subscribers utilizing our services must grow, and those subscribers need to continue to increase the usage of their 4G devices. Also, if Sprint were to cease offering unlimited usage plans, we could face decreased usage numbers from our wholesale subscribers. If the Initial Wholesale Partners, especially Sprint, fail to resell our services in the manner and amounts we expect, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition.
     Our plans also depend on our ability to attract new wholesale partners, which is subject to a number of risks and uncertainties. For example, pending consolidation in the wireless industry, such as the proposed acquisition of T-Mobile USA Inc, which we refer to as T-Mobile, by AT&T Inc, which we refer to as AT&T, may mean that there are fewer potential additional wholesale partners available for us to engage that could provide us with meaningful volume on our network. Also, the addition of competitors such as LightSquared, who plan to offer alternative-technology 4G wholesale services may also make it more difficult for us to attract new wholesale partners. Additionally, with the current launch by Verizon Communications Inc., which we refer to as Verizon, of a LTE network and AT&T’s announcement that they intend to begin deployment of their first LTE markets this summer, along with similar announcements from other companies in the industry, the market for our current 4G services may be limited unless we are able to deploy LTE on our network. Any of the foregoing would likely result in us becoming more dependent on our existing wholesale partners, and Sprint in particular, to continue utilizing our services and increasing the sale of our services to their subscribers. Finally, Sprint and the other Initial Wholesale Partners are entitled to more favorable economic and non-economic terms for the 4G services provided by us than we can offer to another potential wholesale partner. This provision could limit or hinder our ability to execute agreements with new wholesale partners.
     Additionally, our plans to reduce our retail subscriber acquisition costs could result in us generating lower revenues from our retail subscribers than we currently expect, which could also require us to revise our current business plans and projections and/or materially and adversely affect our business prospects, results of operation and financial condition.
We now believe we need to deploy LTE on our wireless broadband network, alongside mobile WiMAX, to remain competitive; we will incur significant costs to deploy such technology on the network, and will need to raise substantial additional capital to cover such costs.
     Although we have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology, due to a number of developments in the wireless broadband industry, we now believe we need to incur the costs and time necessary to deploy LTE technology on our network, alongside mobile WiMAX, for the services we offer to remain competitive over the long-term and for us to be able to continue to grow our business by retaining our existing wholesale partners and attracting new partners. A number of factors have led us to this conclusion.
     We depend on original equipment manufacturers to continue to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel Corporation and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in launched markets covering approximately 134.7 million people in the United States as of June 30, 2011, we cannot be assured that vendors will continue to develop and produce new mobile WiMAX subscriber devices in the long term as substantially all of our competitors deploy alternative technologies on their networks.

     Additionally, the development of the mobile WiMAX ecosystem, including the adoption of mobile WiMAX by other companies and the availability of mobile WiMAX devices, has not occurred as quickly or extensively as we expected. Other competing technologies, including LTE and HSPA+, have been developed and are gaining increasing market acceptance. With Verizon’s current launch of a LTE network and AT&T’s announced plans to begin deploying LTE in the near future, along with similar announcements from other companies in the industry, we now believe that the development and growth of the WiMAX ecosystem may be hindered and the future demand for WiMAX services appears to be limited. We believe that going forward the development of end user devices by suppliers will focus on LTE devices, which in turn will result in greater numbers of LTE devices becoming available at lower prices, due to the increasing number of service providers relying on LTE. This may allow the providers of LTE to achieve greater economies of scale than providers of WiMAX, making it less expensive for those providers to offer their products and services to subscribers. Also, as LTE becomes more commercially available, and LTE devices become more prevalent, it is likely that our current wholesale partners as well as potential future wholesale partners will desire or demand an LTE network for their subscribers, and we will need to deploy LTE technology to meet those demands, or risk losing those partners or potential partners and the corresponding revenue.
     Due to these developments, we now believe we need to deploy LTE on our network, alongside our current mobile WiMAX technology. Such deployment would result in additional costs and risks to us. The additional risks involved in adding LTE to our network would include how quickly we could deploy LTE and whether our competitors could offer the technology at a faster rate or more efficiently than us, the possibility of customer service disruptions during the deployment process, and the fact that deployment to a new technology could be more difficult than we expect. Possible costs of such deployment would include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the deployment of the new technology. Finally, without substantial additional capital, it is unlikely that we can undertake a widespread deployment of LTE on our network.
     Additionally, we continue to face other uncertainties regarding our current mobile WiMAX network. As we continue to build our subscriber base, mobile WiMAX may not continue to perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. We also may discover unanticipated costs associated with maintaining our mobile WiMAX network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn.
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

          We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. AT&T, Verizon Wireless and T-Mobile have begun to deploy alternative technologies such as LTE and HSPA+, with T-Mobile and AT&T launching HSPA+ service and Verizon Wireless launching LTE service in over 100 markets to date. AT&T, which has announced plans to acquire T-Mobile, has also announced plans to launch LTE service that would cover the networks of both AT&T and T-Mobile. AT&T plans to launch its first LTE markets this summer. Also, the proposed consolidation of AT&T and T-Mobile may further limit the demand for our wholesale services. Additionally, LightSquared has announced its plans to launch a nationwide LTE and satellite network beginning sometime in 2011 and to offer wholesale LTE services to other communications services providers. In addition, Sprint announced in late July 2011 that it has entered into a spectrum and network hosting agreement with LightSquared, which, according to Sprint’s announcement, provides that Sprint’s network would be used as the infrastructure for the development of LightSquared’s network. These services may provide significant competition as they become more widely available in the future, and it is not clear if there will be sufficient demand to support multiple 4G wholesale service providers.
We rely on third parties to provide certain operating functions that are integral to our business. Any difficulties experienced in our arrangements with these third parties could result in additional expense, loss of subscribers and revenue, and/or interruption of our services.
               We recently entered into new agreements with Ericsson to provide day-to-day management of our 4G network, including network engineering, operations and maintenance, and Teletech to oversee our customer service and support functions. Additionally, Amdocs Software Systems Limited has provided our customer care and billing systems for our subscribers for several years. As a result, we must rely on these third parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. Our reliance on others to provide essential services on our behalf gives us less control over the efficiency, timeliness and quality of these services. Additionally, if these third parties terminate their agreements with us or are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers, and as a result, our business, system of internal controls, financial condition or results of operations could be materially and adversely affected. Finally, the recent agreements with Ericsson and Teletech resulted in a sizeable number of our employees moving over to new employers. These actions could cause concern and uncertainty among our existing employees, and could result in us experiencing higher than expected voluntary attrition. The resulting loss of any of key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.
We have significant investments in long-lived assets. Year to date in 2011 we have incurred significant charges resulting from the abandonment and write-down of certain network equipment and cell site development costs, and from lease termination costs relating to cost savings initiatives. If we are unable to improve our results of operations, or are unsuccessful in our efforts to raise sufficient additional funding necessary to complete network projects-in-process, we face the possibility of additional charges for abandonments of long-lived assets, which could have an adverse effect on our financial condition and results of operations.
          To date, we have invested heavily in building, deploying and augmenting our network. In connection with the deployment of our network and the substantial completion of our prior build plan, we recorded substantial losses resulting from the abandonment of projects that no longer meet management’s strategic network plans. Due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE subject to funding, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned, resulting in a charge of approximately $261.2 million for the six months ended June 30, 2011. Any network equipment not required to support those future network deployment plans were also written down to expected salvage value, resulting in a charge of approximately $203.7 million for the six months ended June 30, 2011. Additionally, in connection with cost savings initiatives, we terminated or declined to renew certain unutilized tower leases, resulting in an additional charge related to the abandonment of cell site development costs of approximately $224.7 million for the six months ended June 30, 2011. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology changes and industry trends, additional projects could be identified for abandonment, for which the associated write-downs could be material.
The ability of Clearwire to use its net operating losses to offset its income and gain in the future is subject to limitation. If use of its net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire.

Any limitation on the ability of Clearwire Corporation, which we refer to as Clearwire, to use its net operating losses, which we refer to as NOLs, to offset income of Clearwire Communications allocable to Clearwire increases the likelihood that Clearwire Communications LLC, which we refer to as Clearwire Communications, will be required to make a tax distribution to Clearwire. If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional distributions and possible additional tax loans to Sprint.
At present, Clearwire has substantial NOLs for United States federal income tax purposes. In particular, we believe that Clearwire’s cumulative tax loss as of June 30, 2011, for United States federal income tax purposes, was approximately $2.6 billion. A portion of Clearwire’s NOLs is subject to certain annual limitations imposed under Section 382 of the Code. Subject to the existing Section 382 limitations, and the possibility (discussed in greater detail below) that further limitations under Sections 382 and 384 may arise in the future, Clearwire’s NOLs generally will be available to offset items of income and gain allocated to Clearwire by Clearwire Communications. The use by Clearwire of its NOLs may be further limited if Clearwire undergoes an ownership change, within the meaning of Section 382 of the Code, which we refer to as an Tax Ownership Change. Broadly, Clearwire will have a Tax Ownership Change if, over a three-year period, the portion of the stock of Clearwire, by value, owned by one or more “five-percent stockholders” increases by more than 50 percentage points. An exchange by an investor of Class B common units of Clearwire Communications and Class B common stock for Class A common stock, or the exchange by a holder of the 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes, of such notes for shares of Class A common stock of Clearwire, may cause or contribute to an Tax Ownership Change of Clearwire. Clearwire has no control over the timing of any such exchange. If Clearwire undergoes a Tax Ownership Change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the Tax Ownership Change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the Tax Ownership Change and a specified rate based on long-term tax-exempt bond yields.
As of June 30, 2011, Clearwire believes that the percentage increase in the ownership of its stock by one or more five-percent shareholders over the preceding three-year period, for purposes of Section 382, is more than 40 percentage points. The computation of this percentage increase is subject to numerous factual and legal uncertainties, including certain unresolved issues as to the proper interpretation of Section 382, and there can be no assurance that the Internal Revenue Service or a court will agree with Clearwire’s calculation. Because the percentage increase, as calculated by Clearwire, is approaching the point at which Clearwire would have a Tax Ownership Change, Clearwire believes that there is an increased risk that a future acquisition or transfer of Clearwire stock will trigger a Tax Ownership Change. In many cases, Clearwire will have no control over the fact or timing of any such transaction. As noted above, if Clearwire undergoes a Tax Ownership Change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the Tax Ownership Change generally will be based upon the fair market value of the stock of Clearwire at the time of the Tax Ownership Change. Based on the recent trading price of the Class A Common Stock, the amount of the annual Section 382 limitation that would result from a Tax Ownership Change of Clearwire now would be substantially lower than the Section 382 limitation that would have resulted from a Tax Ownership Change previously. In particular, if a Tax Ownership Change occurs at such a trading price, it is likely that under Section 382, Clearwire would permanently be unable to use a significant portion of its NOLs that arose before the Tax Ownership Change to offset future taxable income. In general, a Tax Ownership Change at this time will not affect NOLs that arise after the Tax Ownership Change. However, those NOLs will be potentially subject to limitation if Clearwire has one or more subsequent Tax Ownership Changes after the NOLs arise.
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

Item 2. Unregistered Sales of equity Securities and Use of Proceeds
Clearwire Class A Common Stock Repurchases
     Clearwire Class A Common Stock repurchases in the period follows:

Maximum
Number of
			Total Number	Shares (or
			of Shares	Approximate
			Purchased as	Dollar Value)
			Part of Publicly	That May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
	Purchased	Paid Per Share	Programs	or Programs
April 1 to April 30, 2011	—	—	—	—
May 1 to May 31, 2011	152	$4.62	—	—
June 1 to June 30, 2011	—	—	—	—

Total	152	$4.62	—	—

     The shares indicated in the above table relate to a repurchase by us of shares inadvertently issued and sold in connection with a restricted stock unit award for the account of a terminated employee.

Item 6. Exhibits
EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

10.1**	Sprint / Clearwire First Amendment, dated as of April 18, 2011, to the MVNO Support Agreement dated May 7, 2008 between Sprint Spectrum L.P., Comcast MVNO II, LLC, BHN Spectrum Investments, LLC and TWC Wireless, LLC

10.2**	April 2011 Clearwire / Sprint Amendment, dated as of April 18, 2011, to the 4G MVNO Agreement dated as of November 28, 2008 between Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.

10.3**	First Amendment to the December 23, 2009 Dual Mode Settlement Letter Agreement, dated as of April 18, 2011, between Sprint Spectrum L.P. and Clearwire Communications LLC

10.4**	Amended and Restated Enhanced In-Building Coverage Deployment Agreement, dated as of April 18, 2011, between Clear Wireless LLC and Sprint Solutions Inc.

10.5**	Settlement and Release Agreement, dated as of April 18, 2011, between Sprint Spectrum L.P. and Clearwire Communications LLC

10.6**	Additional Services Order by Clear Wireless LLC, effective as of May 16, 2011 to the Managed Services Agreement dated as of July 7, 2009.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Confidential treatment of certain provisions of these exhibits has been requested with the Securities and Exchange Commission. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION
Date: August 4, 2011	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer