Form 10-Q
period 2011-09-30
Clearwire Corp /DE
filed 2011-11-03
CIK 1442505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-34196

CLEARWIRE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-2408571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 120th Ave NE Bellevue, Washington	98005
(Address of principal executive office)	(zip code)

(425) 216-7600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Class A common stock as of October 31, 2011 was 249,705,700. The number of shares outstanding of the registrant’s Class B common stock as of October 31, 2011 was 666,067,592.

CLEARWIRE CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$188,199	$1,230,242
Short-term investments	509,609	502,316
Restricted cash	1,000	1,000
Accounts receivable, net of allowance of $11,715 and $3,792	98,117	24,653
Inventory, net	8,710	17,432
Prepaids and other assets	67,887	82,580

Total current assets	873,522	1,858,223
Property, plant and equipment, net	3,306,387	4,447,374
Restricted cash	5,881	29,355
Long-term investments	13,567	15,251
Spectrum licenses, net	4,311,917	4,348,882
Other intangible assets, net	45,853	60,884
Investments in equity investees	12,629	14,263
Other assets	156,250	169,489
Assets of discontinued operations (Note 18)	38,599	96,765

Total assets	$8,764,605	$11,040,486

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$282,762	$448,789
Other current liabilities	202,309	226,997

Total current liabilities	485,071	675,786
Long-term debt, net	4,019,326	4,017,019
Deferred tax liabilities, net	28,212	838
Other long-term liabilities	598,658	444,774
Liabilities of discontinued operations (Note 18)	26,968	32,071

Total liabilities	5,158,235	5,170,488
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 shares authorized; 249,705 and 243,544 shares outstanding	25	24
Class B common stock, par value $0.0001, 1,000,000 shares authorized; 666,068 and 743,481 shares outstanding	66	74
Additional paid-in capital	2,250,661	2,221,110
Accumulated other comprehensive income	3,288	2,495
Accumulated deficit	(1,380,977)	(900,493)

Total Clearwire Corporation stockholders’ equity	873,063	1,323,210
Non-controlling interests	2,733,307	4,546,788

Total stockholders’ equity	3,606,370	5,869,998

Total liabilities and stockholders’ equity	$8,764,605	$11,040,486

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$332,177	$142,162	$891,596	$359,953
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	282,459	222,035	955,967	641,124
Selling, general and administrative expense	176,469	236,178	569,565	647,086
Depreciation and amortization	165,560	121,289	517,674	278,842
Spectrum lease expense	77,696	72,761	229,137	207,604
Loss from abandonment of network and other assets	29,129	9,391	577,341	10,762

Total operating expenses	731,313	661,654	2,849,684	1,785,418

Operating loss	(399,136)	(519,492)	(1,958,088)	(1,425,465)
Other income (expense):
Interest income	534	1,325	2,063	4,080
Interest expense	(128,596)	(26,563)	(377,133)	(84,869)
Gain on derivative instruments	59,729	—	148,227	—
Other income (expense), net	(1,261)	(3,739)	966	(5,384)

Total other income (expense), net	(69,594)	(28,977)	(225,877)	(86,173)

Loss from continuing operations before income taxes	(468,730)	(548,469)	(2,183,965)	(1,511,638)
Income tax provision	(10,727)	(206)	(28,422)	(997)

Net loss from continuing operations	(479,457)	(548,675)	(2,212,387)	(1,512,635)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	395,955	413,174	1,751,483	1,162,074

Net loss from continuing operations attributable to Clearwire Corporation	(83,502)	(135,501)	(460,904)	(350,561)
Net loss from discontinued operations attributable to Clearwire Corporation (Note 18)	(1,289)	(3,919)	(19,580)	(8,867)

Net loss attributable to Clearwire Corporation	$(84,791)	$(139,420)	$(480,484)	$(359,428)

Net loss from continuing operations attributable to Clearwire Corporation per Class A common share:
Basic	$(0.34)	$(0.56)	$(1.87)	$(1.63)

Diluted	$(0.53)	$(0.56)	$(2.34)	$(1.63)

Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.35)	$(0.58)	$(1.95)	$(1.67)

Diluted	$(0.54)	$(0.58)	$(2.42)	$(1.67)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(2,212,387)	$(1,512,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	27,374	—
Losses from equity investees, net	1,691	1,563
Non-cash gain on derivative instruments	(148,227)	—
Accretion of discount on debt	30,390	2,954
Depreciation and amortization	517,674	278,842
Amortization of spectrum leases	40,699	43,644
Non-cash rent expense	205,098	149,909
Share-based compensation	21,156	40,370
Loss on property, plant and equipment	837,083	121,224
Changes in assets and liabilities:
Inventory	8,608	(2,512)
Accounts receivable	(68,767)	(16,444)
Prepaids and other assets	19,371	(88,910)
Prepaid spectrum licenses	(4,371)	(2,775)
Accounts payable and other liabilities	82,716	147,106

Net cash used in operating activities of continuing operations	(641,892)	(837,664)
Net cash (used in) provided by operating activities of discontinued operations	1,284	(3,177)

Net cash used in operating activities	(640,608)	(840,841)

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(387,099)	(1,946,386)
Payments for spectrum licenses and other intangible assets	(1,396)	(11,050)
Purchases of available-for-sale investments	(857,035)	(1,873,966)
Disposition of available-for-sale investments	847,222	2,752,050
Other investing	23,474	(34,756)

Net cash used in investing activities of continuing operations	(374,834)	(1,114,108)
Net cash used in investing activities of discontinued operations	(3,030)	(374)

Net cash used in investing activities	(377,864)	(1,114,482)

Cash flows from financing activities:
Principal payments on long-term debt	(23,633)	(122)
Debt financing fees	(1,158)	(21,918)
Equity investment by strategic investors	—	54,839
Proceeds from issuance of common stock	3,619	303,630

Net cash (used in) provided by financing activities of continuing operations	(21,172)	336,429
Net cash (used in) provided by financing activities of discontinued operations	—	—

Net cash (used in) provided by financing activities	(21,172)	336,429

Effect of foreign currency exchange rates on cash and cash equivalents	(4,145)	(880)

Net decrease in cash and cash equivalents	(1,043,789)	(1,619,774)
Cash and cash equivalents:
Beginning of period	1,233,562	1,698,017

End of period	189,773	78,243
Less: cash and cash equivalent of discontinued operations at end of period	1,574	3,914

Cash and cash equivalent of continuing operations at end of period	$188,199	$74,329

Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest	$237,132	$168,931
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$25,903	$206,452
Fixed asset purchases financed by long-term debt	$11,204	$91,312
Non-cash financing activities:
Vendor financing obligations	$(3,166)	$(45,392)
Capital lease obligations	$(8,038)	$(45,920)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

For the Nine Months Ended September 30, 2011

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at January 1, 2011	243,544	$24	743,481	$74	$2,221,110	$2,495	$(900,493)	$4,546,788	$5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(460, 904)	(1,751,483)	(2,212,387)
Net loss from discontinued operations	—	—	—	—	—	—	(19,580)	(59,165)	(78,745)
Other comprehensive income	—	—	—	—	—	793	—	2,280	3,073

Comprehensive loss								(1,808,368)	(2,288,059)
Issuance of common stock, net of issuance costs, and other capital transactions	6,161	1	—	—	23,877	—	—	(20,595)	3,283
Surrender of Class B common stock	—	—	(77,413)	(8)	—	—	—	—	(8)
Share-based compensation and other transactions	—	—	—	—	5,674	—	—	15,482	21,156

Balances at September 30, 2011	249,705	$25	666,068	$66	$2,250,661	$3,288	$(1,380,977)	$2,733,307	$3,606,370

For the Nine Months Ended September 30, 2010

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balances at January 1, 2010	196,767	$20	734,239	$73	$2,000,061	$3,745	$(413,056)	$6,181,525	$7,772,368
Net loss from continuing operations	—	—	—	—	—	—	(350,561)	(1,162,074)	(1,512,635)
Net loss from discontinued operations	—	—	—	—	—	—	(8,867)	(29,646)	(38,513)
Other comprehensive income	—	—	—	—	—	(893)	—	(3,683)	(4,576)

Comprehensive loss								(1,195,403)	(1,555,724)
Issuance of common stock, net of issuance costs, and other capital transactions	46,440	4	9,242	1	381,898	(509)	—	(22,925)	358,469
Share-based compensation and other transactions	—	—	—	—	10,879	—	—	29,728	40,607

Balances at September 30, 2010	243,207	$24	743,481	$74	$2,392,838	$2,343	$(772,484)	$4,992,925	$6,615,720

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K, which we refer to as 2010 Annual Report. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2011 and 2010 do not necessarily indicate the results that may be expected for the full year.

We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

Our future plans, which are subject to raising additional capital, focus on deploying Long Term Evolution technology, which we refer to as LTE, on our network alongside existing mobile Worldwide Interoperability of Microwave Access technology, which we refer to as mobile WiMAX. With Sprint Nextel Corporation’s, which we refer to as Sprint, recent announcements that it plans to deploy its own LTE network and that it is only committed to selling mobile WiMAX devices through 2012, together with the recent decision by Sprint to limit usage of our mobile WiMAX network by its subscribers with hot spot functionality and non-smartphone devices, we believe that the revenues we will receive from our mobile WiMAX wholesale business in future periods, when combined with the revenues we expect to receive from our retail business, could fall materially short of the amounts required to continue to operate our business. To generate sufficient revenues, we believe we need to both obtain further wholesale commitments from Sprint and secure new wholesale partners. We believe that both require that we successfully implement our plans to deploy LTE alongside mobile WiMAX on our network.

Our initial LTE deployment, which we refer to as the LTE Network, would cover those areas of our existing markets where we and other carriers have historically experienced the highest concentration of usage. We believe that this scope of LTE deployment will provide us with the best opportunity to receive significant wholesale revenue from current and future wholesale partners over the long term.

As of September 30, 2011, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the expected impact of our recent expense reductions, our decision to condition any further network development on receipt of additional capital, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint. Under a series of agreements we signed with Sprint on April 18, 2011, which we refer to as the Sprint Wholesale Amendments, the parties revised the terms upon which we sell 4G wireless broadband services to Sprint and purchase 3G wireless services from them, and Sprint agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay us another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us approximately $28.2 million to settle outstanding disputes related to prior usage.

If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business. Also, we believe we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months as well as to deploy the LTE Network and otherwise continue the development of our networks.

The amount of additional capital we will need to fund our business and the LTE Network, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. The primary factor determining the amount of additional capital we require will be the amount of cash we receive from Sprint for our services, which will likely depend on whether we receive further wholesale commitments from Sprint. Other factors include the amount of cash generated by our retail business and by the wholesale business from new and existing wholesale customers other than Sprint, our ability to maintain reduced operating expenses and capital expenditures and the accuracy of our other projections of future financial performance.

Our recent efforts to obtain additional capital have been hampered by, among other things, continued volatility in the capital markets, declines in the trading prices of our outstanding debt and equity, recent announcements by Sprint related to its future 4G business strategy and the perceived impact of Sprint’s new 4G strategy on our business and the value of our assets. If these events continue to adversely affect us, additional capital may not be available on acceptable terms, or at all.

If we are unable to raise sufficient additional capital or fail to receive adequate further wholesale commitments from Sprint, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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

Reclassifications – For the three and nine months ended September 30, 2010, we reclassified Losses from abandonment of network and other assets from Cost of goods and services and network costs to a separate line item in the condensed consolidated statements of operations. We also reclassified costs associated with ongoing maintenance of deployed network assets from Selling, general and administrative expense to Cost of goods and services and network costs.

For all periods presented, we have reclassified balances related to our international operations that are held for sale to Assets of discontinued operations and Liabilities of discontinued operations. Additionally, we have presented the results of operations of our international operations as discontinued operations. See Note 18, Discontinued Operations, for further discussion.

Revenue Recognition – Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Retail revenue	$194,789	$125,002	$560,613	$332,556
Wholesale revenue	137,162	16,525	329,579	24,370
Other revenue	226	635	1,404	3,027

Total revenues	$332,177	$142,162	$891,596	$359,953

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

Operating Leases – We periodically terminate certain unutilized tower leases, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals that could be reasonably obtained for the property.

Business Segments – We operate with a single reportable segment as a provider of 4G wireless broadband services in the United States. Prior to June 30, 2011, we had identified two reportable segments: the United States and the international operations. As of September 30, 2011, substantially all of the international operations’ assets and liabilities are held for sale and have been classified and accounted for as discontinued operations. Subsequent to June 30, 2011, our remaining international assets are comprised primarily of investments in international affiliates and notes receivables. See Note 18, Discontinued Operations, for further discussion.

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

3. Charges Resulting from Cost Savings Initiatives

In connection with our cost savings initiatives, during the third quarter of 2011, we terminated 161 unutilized tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. During the nine months ended September 30, 2011, a total of approximately 5,700 unutilized tower leases have either been terminated or notification has been sent of our intention not to renew as a part of this effort. In connection with this lease termination initiative, we incurred lease termination costs and recognized a Cease-to-use tower lease liability based on the remaining lease rentals for leases subject to termination actions, reduced by estimated sublease rentals that could be reasonably obtained. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have accrued a liability for such costs. See Note 5, Property Plant and Equipment for a description of the write down of costs for projects classified as construction in progress related to the above leases.

Other cost savings initiatives undertaken during 2010 and 2011 include workforce reductions for which we have recorded employee termination costs, the transfer of day-to-day customer care services management for our customers to TeleTech Holdings Inc., which we refer to as Teletech, and the outsourcing of the operation, maintenance, and support of our mobile WiMAX network to Ericsson, Inc., which we refer to as Ericsson, for which we have recorded related employee termination and other exit costs. See Note 14, Share-Based Payments for a description of the continued vesting of Clearwire equity grants for certain former employees.

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs (1)	Employee Termination Costs	Other Exit Costs	Total
Costs incurred and charged to expense during:
Three months ended September 30, 2011(4)	$42,102	$1,470	$—	$43,572
Nine months ended September 30, 2011(4)	59,064	9,698	1,075	69,837
Cumulative cost incurred to date (2)(4)	$60,273	$20,192	$1,075	$81,540
Accrued liability as of December 31, 2010	$—	$4,647	$—	$4,647
Costs incurred, excluding non-cash credits (4)	102,053	9,808	1,075	112,936
Cash and share payments	(23,030)	(11,032)	(445)	(34,507)

Accrued liability as of September 30, 2011(3)(4)	$79,023	$3,423	$630	$83,076

(1)

Lease and other contract termination costs for the three and nine months ended September 30, 2011 include non-cash credits of $1.2 million and $43.0 million, respectively, representing the reversal of deferred rent balances at the cease-use date and $27.3 million and $31.4 million, respectively, of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term.

(2)	Based on current estimates, total costs for these activities are not expected to be significantly different from those incurred to date.
(3)

$4.3 million is recorded within Accounts payable and accrued expenses, $40.0 million is recorded as Other current liabilities and $38.8 million is recorded as Other long-term liabilities on the condensed consolidated balance sheets.

(4)	Includes $11.5 million accrual for costs related to certain unused backhaul circuits where our current contract requires us to continue payments for the remaining term.

For the three and nine months ended September 30, 2011, $35.6 million and $52.1 million, respectively was recorded as Cost of goods and services and network costs and $8.0 million and $17.8 million, respectively, was recorded as Selling, general and administrative expenses. None of the above costs were incurred during the three and nine months ended September 30, 2010.

4. Investments

Investments consisted of the following (in thousands):

	September 30, 2011				December 31, 2010
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$509,427	$185	$(3)	$509,609	$502,121	$198	$(3)	$502,316
Long-term
Other debt securities	8,959	4,608	—	13,567	8,959	6,292	—	15,251

Total investments	$518,386	$4,793	$(3)	$523,176	$511,080	$6,490	$(3)	$517,567

The cost and fair value of investments at September 30, 2011, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value
Due within one year	$509,427	$509,609
Due in ten years or greater	8,959	13,567

Total	$518,386	$523,176

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Useful Lives (Years)	September 30, 2011	December 31, 2010
Network and base station equipment	5-15	$3,324,163	$3,147,518
Customer premise equipment	2	141,379	141,122
Furniture, fixtures and equipment	3-7	454,177	430,450
Leasehold improvements	Lesser of useful life or lease term	51,612	49,402
Construction in progress	N/A	411,818	1,295,136

		4,383,149	5,063,628
Less: accumulated depreciation and amortization		(1,076,762)	(616,254)

		$3,306,387	$4,447,374

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Supplemental information:
Capitalized interest	$2,190	$61,393	$16,729	$176,316
Depreciation expense	$159,988	$114,751	$500,956	$259,228

We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At September 30, 2011 and December 31, 2010, we have recorded capital lease assets with an original cost of $81.0 million and $73.0 million, respectively, within Network and base station equipment.

Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at September 30, 2011 also includes $146.1 million of Network and base station equipment not yet assigned to a project, $21.7 million of Customer premise equipment, which we refer to as CPE, that we intend to lease and $12.2 million of costs related to information technology, which we refer to as IT, and other corporate projects.

Charges associated with Property, plant and equipment

We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. This assessment includes the provision for differences between recorded amounts and the results of physical counts and the provision for excessive and obsolete equipment. During the nine months ended September 30, 2011, we evaluated the costs included in construction in progress in conjunction with our plan to deploy LTE, alongside our existing mobile WiMAX network, and the shift in management’s strategic network plans to focus on areas with high usage concentration. Any projects that no longer fit within these deployment plans were abandoned and the related costs written down, and any network equipment not required to support these future network deployment plans were written down to expected salvage value. This assessment resulted in a write-down of network equipment and cell site development costs which are outlined in the table below.

During the third quarter of 2011, as a result of our intent to deploy LTE and Sprint’s recent announcement that it plans to deploy its own LTE network and that it is only committed to selling mobile WiMAX devices through 2012, we evaluated the remaining useful lives of our network equipment. We concluded that, because WiMAX related network assets are expected to continue to be in service supporting our retail customers, no change to the remaining useful lives was appropriate at this time. We will continue to monitor the estimated useful lives of our network equipment as our plans continue to evolve. Any future adjustments to those lives would likely result in increased depreciation expense in future periods.

We also periodically assess certain assets associated with our corporate operations that have not yet been placed in service. Any projects which are no longer expected to be completed are written down to expected fair value. During the second quarter of 2011, certain internally-developed software projects were abandoned.

Additionally, in connection with our savings initiatives, during the nine months ended September 30, 2011, we identified, evaluated and terminated certain unutilized tower leases that no longer fit within management’s deployment plan, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such termination actions were written down.

We incurred the following losses associated with Property, plant and equipment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Abandonment of network projects no longer meeting strategic network plans	$24,413	$9,391	$285,582	$10,762
Abandonment of network projects associated with terminated leases	3,601	—	228,343	—
Abandonment of corporate projects	1,115	—	63,416	—

Total loss from abandonment of network and other assets	29,129	9,391	577,341	10,762
Charges for disposals and differences between recorded amounts and the results of physical counts (1)	30,254	17,856	47,618	65,096
Charges for excessive and obsolete equipment (1)	8,427	2,150	212,124	45,366

Total losses from continuing operations on property, plant and equipment	$67,810	$29,397	$837,083	$121,224

(1)	Included in Cost of goods and services and network costs on the condensed consolidated statements of operations.

6. Spectrum Licenses

Owned and leased spectrum licenses consisted of the following (in thousands):

		September 30, 2011			December 31, 2010
	Wtd Avg Lease Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	Indefinite	$3,098,893	$—	$3,098,893	$3,097,057	$—	$3,097,057
Spectrum leases and prepaid spectrum	16-25 years	1,364,906	(167,290)	1,197,616	1,361,932	(124,945)	1,236,987
Pending spectrum and transition costs	N/A	15,408	—	15,408	14,838	—	14,838

Total spectrum licenses		$4,479,207	$(167,290)	$4,311,917	$4,473,827	$(124,945)	$4,348,882

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$14,499	$16,082	$42,345	$45,314

As of September 30, 2011, future amortization of spectrum licenses, spectrum leases and prepaid spectrum costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Spectrum Leases and Prepaid Spectrum
2011	$13,736
2012	54,811
2013	54,319
2014	53,976
2015	53,755
Thereafter	967,019

Total	$1,197,616

We expect that all options to extend the terms of our spectrum leases will be exercised by us, and that the costs to renew will be immaterial.

7. Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	September 30, 2011				December 31, 2010
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	4 -7 years	$108,275	$(66,141)	$42,134	$108,275	$(51,882)	$56,393
Trade names and trademarks	5 years	3,804	(2,156)	1,648	3,804	(1,585)	2,219
Patents and other	10 years	3,207	(1,136)	2,071	3,166	(894)	2,272

Total other intangibles		$115,286	$(69,433)	$45,853	$115,245	$(54,361)	$60,884

As of September 30, 2011, the future amortization of other intangible assets is expected to be as follows (in thousands):

2011	$5,023
2012	16,227
2013	12,297
2014	7,732
2015	3,865
Thereafter	709

Total	$45,853

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Supplemental Information (in thousands):
Amortization expense	$5,024	$5,990	$15,072	$17,944

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

8. Other Liabilities

Current liabilities

Current liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable and accrued expenses:
Accounts payable	$67,319	$325,862
Accrued interest	158,487	37,578
Salaries and benefits	30,762	50,526
Business and income taxes payable	17,342	21,010
Other accrued expenses	8,852	13,813

Total accounts payable and accrued expenses	282,762	448,789

Other current liabilities:
Derivative instruments	19,570	167,892
Deferred revenues (1)	98,958	21,400
Current portion of long-term debt	25,837	19,364
Cease-to-use lease liability (Note 3)	39,973	—
Other	17,971	18,341

Total other current liabilities	202,309	226,997

Total	$485,071	$675,786

(1)	See Note 17, Related Party Transactions, for further detail

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred rents associated with tower and spectrum leases	$510,280	$394,495
Other	88,378	50,279

Total	$598,658	$444,774

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

The income tax provision reflected in our condensed consolidated statements of operations primarily reflects United States deferred taxes and certain state taxes.

Included in Net loss from discontinued operations of $5.1 million and $78.7 million (See Note 18, Discontinued Operations) for the three and nine months ended September 30, 2011 are deferred tax benefits of $0 and $5.0 million, respectively, representing the reversal of the deferred tax liability previously recorded in the discontinued operations.

10. Long-term Debt, Net

Long-term debt consisted of the following (in thousands):

	September 30, 2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(36,960)	$2,910,534
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(214,420)	514,830
Vendor Financing Notes	LIBOR based (2)	6.13%	2014/2015	53,279	(182)	53,097
Capital lease obligations				66,702	—	66,702

Total debt, net				$4,296,725	$(251,562)	4,045,163

Less: Current portion of Vendor Financing Notes and capital lease obligations (3)						(25,837)

Total long-term debt, net						$4,019,326

(1)	Represents weighted average effective interest rate based on period-end balances.
(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.
(3)	Included in Other current liabilities on the condensed consolidated balance sheets.

	December 31, 2010
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(42,387)	$2,905,107
Second-Priority Secured Notes	12.00%	12.39%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.65%	2040	729,250	(230,121)	499,129
Vendor Financing Notes	LIBOR based (2)	6.16%	2014	60,251	(264)	59,987
Capital lease obligations				72,160	—	72,160

Total debt, net				$4,309,155	$(272,772)	4,036,383

Less: Current portion of Vendor Financing Notes and capital lease obligations (3)						(19,364)

Total long-term debt, net						$4,017,019

(1)	Represents weighted average effective interest rate based on year-end balances.
(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.
(3)	Included in Other current liabilities on the condensed consolidated balance sheets.

Vendor Financing Notes – In April 2010 we entered into a vendor financing facility, which we refer to as the Vendor Financing Facility, which allowed us to obtain up to $160 million of financing by entering into notes, which we refer to as Vendor Financing Notes, until January 31, 2011. On January 31, 2011, we amended the Vendor Financing Facility, which we refer to as the Amended Vendor Financing Facility, which extended the facility and now allows us to obtain up to $95.0 million of financing until January 31, 2012. The coupon rate and terms of the Vendor Financing Notes under the Amended Vendor Financing Facility are identical to the original notes entered into during 2010, except that they mature in 2015. We utilized $3.2 million of the Amended Vendor Financing Facility for the nine months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, approximately $120.0 million and $132.4 million, respectively, of our outstanding debt, comprised of Vendor Financing Notes and Capital lease obligations, was secured by assets classified as Network and base station equipment.

Future Payments – For future payments on our Long-term debt see Note 13, Commitments and Contingencies.

Interest Expense, Net – Interest expense included in our condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest coupon	$121,250	$85,258	$363,472	$252,113
Accretion of debt discount (1)	9,536	2,698	30,390	9,072
Capitalized interest	(2,190)	(61,393)	(16,729)	(176,316)

Interest expense	$128,596	$26,563	$377,133	$84,869

(1)	Includes amortization of deferred financing fees which are classified as Other assets on the condensed consolidated balance sheets.

11. Derivative Instruments

The holders’ exchange rights contained in the exchangeable notes issued in December 2010, which we refer to as the Exchangeable Notes, constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, as derivative liabilities. The Exchange Options are indexed to our Class A common stock, which we refer to as Class A Common Stock, have a notional amount of 103.0 million shares and mature in 2040. We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value of the Exchange Options are reported in our condensed consolidated statements of operations. At September 30, 2011 and December 31, 2010, the Exchange Options’ estimated fair value was $19.6 million and $167.9 million, respectively, and was reported in Other current liabilities on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2011, we recognized a gain of $59.7 million and $148.3 million, respectively, from changes in the estimated fair value in Gain on derivative instruments in our condensed consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.

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

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at September 30, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$188,199	$—	$—	$188,199
Short-term investments	$509,609	$—	$—	$509,609
Long-term investments	$—	$—	$13,567	$13,567
Other assets – derivative assets	$—	$—	$287	$287
Financial liabilities:
Other current liabilities – derivative liabilities	$—	$—	$(19,570)	$(19,570)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,230,242	$—	$—	$1,230,242
Short-term investments	$502,316	$—	$—	$502,316
Long-term investments	$—	$—	$15,251	$15,251
Other assets – derivative assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities – derivative liabilities	$—	$—	$(167,892)	$(167,892)

The following tables present the changes in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended September 30, 2011and 2010 (in thousands):

	July 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at September 30, 2011
Long-term investments:
Other debt securities	$18,521	$—	$—		$(4,954)	$13,567	$—
Other assets:
Derivatives	299	—	(12	) (1)	—	287	(95)
Other current liabilities:
Derivatives	(79,311)	—	59,741	(1)	—	(19,570)	148,322

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.

	July 1, 2010	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings	Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2010	Net Unrealized Gains (Losses) Included in 2010 Earnings Relating to Instruments Held at September 30, 2010
Long-term investments:
Other debt securities	$16,022	$—	$—	$(2,971)	$13,051	$—

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2011 and 2010 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at September 30, 2011
Long-term investments:
Other debt securities	$15,251	$—	$—		$(1,684)	$13,567	$—
Other assets:
Derivatives	292	90	(95	) (1)	—	287	(95)
Other current liabilities:
Derivatives	(167,892)	—	148,322	(1)	—	(19,570)	148,322

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.

	January 1, 2010	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings	Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2010	Net Unrealized Gains (Losses) Included in 2010 Earnings Relating to Instruments Held at September 30, 2010
Long-term investments:
Other debt securities	$13,171	$—	$—	$(120)	$13,051	$—

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

The following table presents the carrying value and the approximate fair value of our outstanding debt instruments (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes and Rollover Notes	$2,910,534	$2,536,171	$2,905,107	$3,180,662
Second-Priority Secured Notes	$500,000	$303,960	$500,000	$520,833
Exchangeable Notes (1)	$514,830	$355,900	$499,129	$746,107
Vendor Financing Notes	$53,097	$48,139	$59,987	$60,793

(1)

Carrying value as of September 30, 2011 and December 31, 2010 is net of $214.4 million and $230.1 million discount, respectively, arising from the separation of the Exchange Options from the debt host instruments.

13. Commitments and Contingencies

Future minimum cash payments under obligations for our continuing operations listed below (including all optional renewal periods expected to be exercised on operating leases) as of September 30, 2011 are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter, Including All Renewal Periods
Long-term debt obligations	$4,230,023	$5,068	$20,923	$21,139	$5,933	$2,947,710	$1,229,250
Interest payments on long-term debt obligations	3,760,851	237,705	476,228	474,993	473,981	473,866	1,624,078
Operating lease obligations (1)	1,996,628	65,965	393,327	377,290	335,563	254,416	570,067
Operating lease payments for assumed renewal periods	8,768,935	—	4,210	24,709	69,494	155,846	8,514,676
Spectrum lease obligations	6,255,553	43,157	168,916	168,126	177,006	171,804	5,526,544
Spectrum service credits	105,409	698	2,791	2,791	2,791	2,791	93,547
Capital lease obligations (2)	111,855	3,093	12,511	12,782	13,735	11,270	58,464
Signed spectrum agreements	197	197	—	—	—	—	—
Network equipment purchase obligations	10,402	10,402	—	—	—	—	—
Other purchase obligations	256,957	65,661	97,229	73,212	15,973	2,569	2,313

Total	$25,496,810	$431,946	$1,176,135	$1,155,042	$1,094,476	$4,020,272	$17,618,939

(1)	Includes executory costs of $56.0 million.
(2)	Payments include $45.2 million representing interest.

Operating lease obligations – Our commitments for non-cancelable operating leases consist mainly of leased sites, including towers and rooftop locations, and office space. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years. Operating lease obligations in the table above include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives described in Note 3, Charges Resulting from Cost Savings Initiatives. Operating lease payments for assumed renewal periods include the expected renewal periods for those leases where renewal is likely.

Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2011. Charges may apply if these commitments are not satisfied. The amounts above include the minimum commitment obligation.

Spectrum lease obligations – Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years.

Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Spectrum lease expense	$38,851	$48,461	$127,025	$139,509
Non-cash spectrum lease expense	24,894	8,766	61,413	24,451
Amortization of prepaid spectrum licenses	13,951	15,534	40,699	43,644

Total spectrum lease expense	$77,696	$72,761	$229,137	$207,604

Operating lease expense (1)	$157,909	$136,826	$432,081	$342,591

(1)	Includes charges for the cease-to-use tower lease liability that was recognized related to the lease termination initiative described in Note 3, Charges Resulting from Cost Savings Initiatives

Spectrum service credits – We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and nine months ended September 30, 2011, we satisfied $940,000 and $4.0 million, respectively, related to these commitments. During the three and nine months ended September 30, 2010, we satisfied $561,000 and $925,000, respectively related to these commitments. The maximum remaining commitment at September 30, 2011 is $105.4 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

Network equipment purchase obligations – We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable.

Other purchase obligations – We have other obligations that include minimum purchase commitments with certain suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services.

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

Legal proceedings – As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially and adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals, where oral argument took place November 3, 2010. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. The parties have briefed the issue and oral argument is scheduled for November 10, 2011. Once the Washington Supreme Court issues its opinion, the Court of Appeals will continue considering the appeal of the District Court’s dismissal of all claims in the First Amended Complaint. On March 31, 2011, plaintiffs filed with the District Court a Motion for an Indicative Ruling on Whether the Court Would Grant Leave for Filing of Second Amended Complaint, attaching a proposed Second Amended Complaint seeking to add new claims concerning Clearwire’s customer pre-qualification tool. The Court denied the motion, stating it would not grant leave to amend the complaint. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. In response to the Fourth Amended Complaint, on March 3, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims or alternatively, (2) to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893. On March 29, 2011, the Court granted the parties’ stipulation to stay the litigation in its entirety pending resolution of Concepcion and vacated all pretrial and other deadlines including the briefing schedule for class certification. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we have renewed our motion to compel the newly-added plaintiffs to arbitrate their individual claims, which is currently pending. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

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

On March 30, 2011, Clearwire was served with a purported class action filed in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. The court stayed the action pending the U.S. Supreme Court’s ruling in AT&T Mobility LLC v. Concepcion (Case No. 08-56394). On April 27, 2011, the Court decided Concepcion. On June 9, 2011, Clearwire filed a motion to compel arbitration. Plaintiff has not yet responded to the motion. This case is in the early stages of litigation, its outcome is unknown and any estimate of any potential loss cannot be made at this time.

In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.

Indemnification agreements – We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements because the amount of any claims for indemnification are not probable or estimable.

14. Share-Based Payments

As of September 30, 2011, there were 55,533,145 shares available for grant under the legacy Clearwire Corporation, which we refer to as Old Clearwire, 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Since the adoption of the 2008 Plan, no additional stock options will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.

Continued Vesting for Certain Former Employees

Pursuant to the managed services agreement with Ericsson, any network operations employees transferred to Ericsson, under that agreement will continue to vest in any Clearwire equity grants for twelve months following the transition to Ericsson, subject to certain continuing employment requirements. In addition, equity grants scheduled to vest in the year subsequent to the twelve-month anniversary of the transition will also vest on that twelve-month anniversary. Under applicable U.S. GAAP, the original equity grants are considered modified in such a way that previous expense recognized related to the unvested portion of these awards is reversed, and the value of the awards to be vested is recognized over the vesting period of the modified award. In addition, because the equity awards are granted to non-employees, the fair value of the awards must be remeasured each period until vesting, with any change in fair value recognized currently in earnings. As of September 30, 2011, we have total unrecognized compensation cost of approximately $3.6 million which is expected to be recognized through the second quarter of 2012.

Stock Option for RSU Exchange

During the second quarter of 2011, we completed a stock option for RSU exchange, which we refer to as the Exchange Offer. The Exchange Offer period commenced on May 9, 2011,and expired on June 7, 2011. Under the Exchange Offer, eligible employees were able to exchange some or all of their outstanding stock options to purchase shares of our Class A Common Stock for a lesser number of RSUs. A stock option was eligible for exchange if it had an exercise price greater than $7.00. We made the offer to all employees in the United States who held eligible stock options and, as of the date the offer commenced, were actively employed by Clearwire or one of our subsidiaries (excluding the members of the Board of Directors, our chief executive officer, former employees and non-United States employees).

Pursuant to the Exchange Offer, 4,390,002 eligible stock options were tendered, representing 91.7% of the total options eligible for exchange. These surrendered options were cancelled on June 7, 2010, and in exchange, on June 8, 2011, we granted a total of 1,812,144 new RSUs under the 2008 Plan, in accordance with the applicable Exchange Offer conversion ratios. Under applicable U.S. GAAP, the exchange was accounted for as a modification of the existing awards, and the incremental share-based compensation expense resulting from the Exchange Offer was approximately $2.1 million, which will be recognized over the new vesting periods ranging from two to four years.

Restricted Stock Units

We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

A summary of the RSU activity (including the effects of the continued vesting for certain former employees and the stock option for RSU exchange) for the nine months ended September 30, 2011 is presented below:

	Number of RSU’s	Weighted- Average Grant Price
Restricted stock units outstanding – January 1, 2011	14,675,653	$5.99
Granted	10,266,792	4.06
Forfeited	(7,520,042)	5.48
Released	(4,981,348)	5.41

Restricted stock units outstanding – September 30, 2011	12,441,055	$4.94

As of September 30, 2011, we have total unrecognized compensation cost of approximately $25.0 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

For the three and nine months ended September 30, 2011, we used an expected forfeiture rate of 8.9% in determining share-based compensation expense for RSUs.

Stock Options

We granted options to certain officers and employees under the 2008 Plan. Options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity (including the effects of the continued vesting for certain former employees and the Exchange Offer) from January 1, 2011 through September 30, 2011 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding – January 1, 2011	16,443,241	$11.80
Granted	—	—
Forfeited	(10,262,468)	12.17
Exercised	(1,180,619)	3.07

Options outstanding – September 30, 2011	5,000,154	$13.16

Vested and expected to vest – September 30, 2011	4,943,932	$13.24

Exercisable outstanding – September 30, 2011	4,442,942	$14.09

The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2011 was $517,000 and is expected to be recognized over a weighted average period of approximately 1.1 years.

For the three and nine months ended September 30, 2011, we used an expected forfeiture rate of 10.09% in determining the calculation of share-based compensation expense for stock options.

Share-based compensation expense recognized for all plans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options	$470	$2,427	$934	$15,658
RSUs	9,422	7,333	20,149	24,565
Sprint Equity Compensation Plans	—	16	73	147

	$9,892	$9,776	$21,156	$40,370

During the three and nine months ended September 30, 2011 we reversed $2.6 million and $23.4 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. During the three and nine months ended September 30, 2010, we reversed $1.4 million and $4.4 million, respectively of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. In addition, during the three months ended September 30, 2011 and 2010, we recorded $2.5 million and $0, respectively, of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options. For the nine months ended September 30, 2011 and 2010, we recorded $3.7 million and $10.5 million, respectively of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

15. Stockholders’ Equity

The following table lists the voting interests in Clearwire as of September 30, 2011:

Investor	Class A Common Stock	Class A Common Stock % Outstanding	Class B Common Stock(1)	Class B Common Stock % Outstanding	Total	Total % Outstanding
Sprint	—	—	454,310,914	68.2%	454,310,914	49.6%
Comcast	—	—	88,504,132	13.3%	88,504,132	9.7%
Time Warner Cable	—	—	46,404,782	7.0%	46,404,782	5.1%
Bright House	—	—	8,474,440	1.3%	8,474,440	0.9%
Intel	29,350,366	11.8%	65,644,812	9.8%	94,995,178	10.4%
Eagle River	35,922,958	14.4%	2,728,512	0.4%	38,651,470	4.2%
Google Inc.	29,411,765	11.8%	—	—	29,411,765	3.2%
Other Shareholders	154,431,860	61.8%	—	—	154,431,860	16.8%
CW Investment Holdings LLC	588,235	0.2%	—	—	588,235	0.1%

	249,705,184	100.0%	666,067,592	100.0%	915,772,776	100.0%

(1)

The holders of Clearwire Class B common stock hold an equivalent number of Clearwire Communications Class B common interests, except for Sprint. As of September 30, 2011, Sprint holds 531,724,348 Clearwire Communications Class B common interests.

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

During the second quarter of 2011, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire from approximately 53.6 percent to approximately 49.7 percent immediately after the transaction. This transaction did not reduce Sprint’s economic interest in Clearwire and its subsidiaries, which it holds through its ownership of Clearwire Communications Class B Common Interests and which remains approximately 53.6 percent.

16. Net Loss Per Share

Basic Net Loss Per Share

The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss from continuing operations attributable to Class A Common Stockholders	$(83,502)	$(135,501)	$(460,904)	$(350,561)
Net loss from discontinued operations attributable to Class A Common Stockholders	(1,289)	(3,919)	(19,580)	(8,867)

Net loss attributable to Class A Common Stockholders	$(84,791)	$(139,420)	$(480,484)	$(359,428)

Weighted average shares Class A Common Stock outstanding	248,796	242,332	246,621	215,515
Net loss per share from continuing operations	$(0.34)	$(0.56)	$(1.87)	$(1.63)
Net loss per share from discontinued operations	(0.01)	(0.02)	(0.08)	(0.04)

Net loss per share	$(0.35)	$(0.58)	$(1.95)	$(1.67)

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

For the nine months ended September 30, 2010, Class B Common Stock was excluded from the computation of Diluted Net Loss Per Share as its inclusion would have been antidilutive due to the timing of shares issued from a right offering which expired June 21, 2010.

Diluted Net Loss Per Share is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss from continuing operations attributable to Class A Common Stockholders	$(83,502)	$(135,501)	$(460,904)	$(350,561)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(395,955)	(413,174)	(1,751,483)	—
Tax adjustment resulting from dissolution of Clearwire Communications	(6,624)	(7,106)	(24,890)	—

Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	(486,081)	(555,781)	(2,237,277)	$(350,561)

Net loss from discontinued operations attributable to Class A Common Stockholders	(1,289)	(3,919)	(19,580)	(8,867)
Non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	(3,849)	(12,011)	(59,165)	—

Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	(5,138)	(15,930)	(78,745)	(8,867)

Net loss available to Class A Common Stockholders, assuming the exchange of Class B Common Stock to Class A Common Stock	$(491,219)	$(571,711)	$(2,316,022)	$(359,428)

Weighted average shares Class A Common Stock outstanding	248,796	242,332	246,621	215,515
Weighted average shares converted from Class B Common Stock outstanding	666,068	743,481	708,886	—

Total weighted average shares Class A Common Stock outstanding (diluted)	914,864	985,813	955,507	215,515

Net loss per share from continuing operations	$(0.53)	$(0.56)	$(2.34)	$(1.63)
Net loss per share from discontinued operations	(0.01)	(0.02)	(0.08)	(0.04)

Net loss per share	$(0.54)	$(0.58)	$(2.42)	$(1.67)

The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Class B Common Stock	—	—	—	741,450
Exchangeable Notes conversion shares	103,001	—	103,001	—
Stock options	5,549	17,703	10,203	18,864
Restricted stock units	13,125	12,139	14,361	11,800
Warrants	1,775	17,806	9,761	17,806
Subscription rights	—	—	—	30,293
Contingent shares	—	—	—	2,031

	123,450	47,648	137,326	822,244

We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

17. Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Google Inc., which we refer to as Google, Comcast, Time Warner Cable, Bright House, Eagle River, Ericsson, Switch & Data, Inc., Dashwire Inc., and Motorola Solutions Inc., all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.

The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$92,834	$22,297
Prepaid assets and other assets	$5,022	$5,010
Accounts payable and accrued expenses	$6,626	$11,161
Other current liabilities	$75,884	$—
Other long-term liabilities	$31,613	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$137,065	$16,559	$329,590	$24,454
Cost of goods and services and network costs (inclusive of capitalized costs)	$60,291	$25,523	$122,498	$67,447
Selling, general and administrative (inclusive of capitalized costs)	$11,704	$1,163	$19,234	$2,596

Rollover Notes – In connection with the issuance of the Senior Secured Notes on November 24, 2009, we also issued notes to Sprint and Comcast with identical terms as the Senior Secured Notes. From time to time, Sprint, Comcast and other related parties may hold debt under our Senior Secured Notes, Second-Priority Notes and Exchangeable Notes, and as debtholders, would be entitled to receive interest payments from us.

Relationships among Certain Stockholders, Directors, and Officers of Clearwire – As of September 30, 2011, Sprint, through Sprint HoldCo LLC, a wholly-owned subsidiary, owned the largest interest in Clearwire with an effective voting interest of approximately 49.6% and economic interest in Clearwire Communications of approximately 54% and Intel, Google, Comcast, Time Warner Cable, Bright House and Eagle River collectively owned an approximately 34% interest in Clearwire.

Sprint Wholesale Relationships – As noted above, Sprint owned the largest interest in Clearwire as of September 30, 2011. We have a number of material arrangements with Sprint including a non-exclusive 4G MVNO agreement whereby we sell 4G wireless broadband services to Sprint and other parties for the purposes of marketing and reselling our 4G wireless broadband services to their respective end user subscribers and a non-exclusive 3G MVNO agreement whereby Sprint sells to us its code division multiple access and mobile voice and data communications services, which we refer to collectively as 3G wireless services, for purposes of resale to our retail customers. For the three months ended September 30, 2011 and 2010, we received $98.7 million and $4.4 million, respectively from Sprint for 4G broadband wireless services we provide to Sprint and other parties. For the nine months ended September 30, 2011 and 2010, we received $325.6 million and $7.8 million, respectively from Sprint for 4G broadband wireless services we provide to Sprint and other parties. The amounts received from Sprint for 4G broadband wireless services for the nine months ended September 30, 2011 include $65.6 million in prepayment for future services beyond the minimum commitment provided in the Sprint Wholesale Amendments and $28.2 million to settle outstanding disputes related to prior usage. As of September 30, 2011 we had $75.5 million of deferred revenue included in the Other current liabilities and Other long-term liabilities representing the unused portion of the prepayment and the portion of the $28.2 million settlement that was not recognized in the second quarter. Amounts due under the minimum commitment are recognized in Accounts receivable as the related services are provided. As of September 30, 2011, $90.7 million was recorded in Accounts receivable relating to Sprint and we anticipate that substantially all of the outstanding balance will be paid in October 2011 based on the minimum commitment in the Sprint Wholesale Amendments.

For the three months ended September 30, 2011 and 2010, we paid $1.7 million and $3.0 million, respectively to Sprint for 3G wireless services provided by Sprint to us. For the nine months ended September 30, 2011 and 2010, we paid $7.1 million and $3.5 million, respectively to Sprint for 3G wireless services provided by Sprint to us. Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three and nine months ended September 30, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 40% and 36%, respectively of total revenues.

Sprint Master Site Agreement – We entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the three months ended September 30, 2011 and 2010, we recorded rent expense of $13.7 million and $14.5 million, respectively. During the nine months ended September 30, 2011 and 2010, we recorded rent expense of $41.9 million and $37.5 million, respectively. In addition, during the three and nine months ended September 30, 2011, we recorded $27.3 million and $31.4 million, respectively, of accrued executory costs relating to unused tower sites where the Master Site Agreement requires us to continue payments for the remaining term.

Davis Wright Tremaine LLP – The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Benjamin G. Wolff, who currently sits on our board of directors and is our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine LLP. However, Mr. Wolff’s spouse has not received any compensation directly from us. For the three months ended September 30, 2011 and 2010, we paid $645,000 and $760,000 to Davis Wright Tremaine LLP for legal services, respectively. For the nine months ended September 30, 2011 and 2010, we paid $1.9 million and $2.5 million to Davis Wright Tremaine LLP for legal services, respectively.

Ericsson, Inc – Ericsson provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the three and nine months ended September 30, 2011, we capitalized $7.5 million and $24.7 million, respectively in costs paid to Ericsson to Network and base station equipment, of which $1.2 million was included in Accounts payable and accrued expenses at September 30, 2011. For the three and nine months ended September 30, 2011, we paid $18.7 million and $19.5 million, respectively, to Ericsson for network management services.

18. Discontinued Operations

As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. We expect these sales to be completed by the second quarter of 2012. These businesses comprised substantially all of the remaining operations previously reported in our International segment. Associated results of operations and financial position are separately reported as discontinued operations for all periods presented. Results of operations and financial position presented for periods prior to the second quarter of 2011 include other businesses that were reported in our international segment. The sale of our businesses in Ireland, Poland, and Romania were individually immaterial for separate disclosure as discontinued operations in prior periods. Summarized financial information for discontinued operations is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$5,279	$4,802	$15,983	$16,204

Loss from discontinued operations before income taxes	$(5,054)	$(16,222)	$(83,684)	$(38,802)
Income tax benefit (provision)	(84)	292	4,939	289

Net loss from discontinued operations	(5,138)	(15,930)	(78,745)	(38,513)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	3,849	12,011	59,165	29,646

Net loss from discontinued operations attributable to Clearwire Corporation	$(1,289)	$(3,919)	$(19,580)	$(8,867)

As noted above, beginning June 30, 2011 the assets of our international operations have been classified as held for sale and reported as discontinued operations. As a result, this disposal group is measured at the lower of its carrying amount or fair value less cost to sell at September 30, 2011. The fair value of the disposal group is calculated based on estimates of net realizable value and information from initial negotiations. Net loss from discontinued operations for the three and nine months ended September 30, 2011 included $1.3 million and $60.1 million, respectively, of charges associated with adjusting the carrying value of the disposal group to fair value less cost to sell and impairment charges recorded prior to the assets being classified as held for sale. Net loss from discontinued operations during the three and nine months ended September 30, 2010 included $10.8 million of impairment charges.

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,574	$3,320
Prepaid assets and other assets	4,163	4,058

Total current assets	5,737	7,378
Property, plant and equipment, net	10,876	17,160
Spectrum licenses, net	18,382	68,610
Other assets	3,604	3,617

Total assets of discontinued operations	$38,599	$96,765

Liabilities
Current liabilities	$9,475	$11,067
Other long-term liabilities	17,493	21,004

Total liabilities of discontinued operations	$26,968	$32,071

CLEARWIRE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

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

As of September 30, 2011, we offered our services in 88 markets in the United States covering an estimated 134.9 million people, including an estimated 132.7 million people covered by our 4G mobile broadband networks in 71 markets. We ended the quarter with approximately 1.3 million retail and 8.2 million wholesale subscribers. As of September 30, 2011, our other 17 markets in the United States, covering an estimated 2.2 million people, continued to operate with a legacy network technology, which we refer to as Pre-4G, that is based on a proprietary set of technical standards offered by a subsidiary of Motorola Solutions, Inc., which we refer to as Motorola.

Internationally, as of September 30, 2011, our networks covered an estimated 2.9 million people and we had approximately 40,000 retail subscribers. We offer 4G mobile broadband services in Seville and Malaga, Spain and a Pre-4G network in Brussels and Ghent, Belgium. As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. We expect these sales to be completed by the second quarter of 2012. As a result, the assets and related liabilities and results of operations of these international operations are separately disclosed as discontinued operations.

On April 18, 2011, we signed a series of agreements with Sprint Nextel Corporation, which we refer to as Sprint, that substantially changed the terms upon which we sell 4G wireless broadband services to Sprint and purchase 3G wireless services from Sprint. Under those agreements, which we collectively refer to as the Sprint Wholesale Amendments, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay us another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us approximately $28.2 million to settle outstanding disputes related to prior usage. Additionally, the Sprint Wholesale Amendments resolved a number of disputes related to wholesale pricing. Of these amounts, Sprint paid us approximately $305.6 million during the first nine months of 2011 and $110.1 million in October 2011.

We have also implemented various cost savings initiatives. We entered into a managed services agreement with Ericsson, Inc., which we refer to as Ericsson, under which Ericsson will operate, maintain, and support our network. As part of the agreement, approximately 700 network operations employees and contractors were transferred to Ericsson, and we will pay Ericsson annual service fees over the 7-year term. Additionally, we transitioned a substantial portion of our current customer care operations to TeleTech Holdings, Inc., which we refer to as TeleTech, in connection with the expansion of an existing outsourcing agreement. Under the agreement, TeleTech will be responsible for managing day-to-day customer care services for our customers. Approximately 700 customer care employees in Las Vegas, Nevada and Milton, Florida were transferred to TeleTech. With these agreements and other reductions in our workforce, as of September 30, 2011, we had approximately 3,200 fewer employees than we had at our peak in the third quarter 2010 and ended the quarter with 1,053 employees. To reduce costs, we also terminated, or elected not to renew, a number of existing tower leases that are not currently used to provide service. In addition, we continued to lower the cost of our retail business by, among other things, increasing the use of lower cost sales channels such as indirect dealers and online sales and reducing the amount we spend on marketing. Each of these actions has lowered our operating costs and our need for additional capital for our current business. However, we believe certain of these initiatives will also likely result in slower growth in our retail subscriber base throughout 2011 compared to prior periods.

Our future plans, which are subject to raising additional capital, focus on deploying Long Term Evolution technology, which we refer to as LTE, on our network alongside existing mobile Worldwide Interoperability of Microwave Access technology, which we refer to as mobile WiMAX. With Sprint’s recent announcements that it plans to deploy its own LTE network and that it is only committed to selling mobile WiMAX devices through 2012, together with the recent decision by Sprint to limit usage of our mobile WiMAX network by its subscribers with hot spot functionality and non-smartphone devices, we believe that the revenues we will receive from our mobile WiMAX wholesale business in future periods, when combined with the revenues we expect to receive from our retail business, could fall materially short of the amount required to continue to operate our business. To generate sufficient revenues, we believe we need to both obtain further wholesale commitments from Sprint beyond those in the Sprint Wholesale Amendments and secure new wholesale partners. We believe that both require that we successfully implement our plans to deploy LTE alongside mobile WiMAX on our network.

Our initial LTE deployment, which we refer to as the LTE Network, would cover those areas of our existing markets where we and other carriers have historically experienced the highest concentration of usage. We believe that this scope of LTE deployment will provide us with the best opportunity to receive significant wholesale revenue from current and future wholesale partners over the long term, while not substantially impairing our retail business. In addition to the deployment of LTE, further network development may include, among other things, expanding our network to new markets and improving our network coverage in markets we have previously launched by increasing site density and/or our coverage area.

Reaching agreement with Sprint on an adequate wholesale commitment for our planned LTE Network, as well as an agreement providing us with additional mobile WiMAX revenue beyond the existing commitments under the Sprint Wholesale Amendments, is our top priority. On October 25, 2011, we entered into a non-binding cooperation agreement with Sprint to work together on the technical specifications of the LTE Network. The cooperation extends to the design and operations of the network to ensure seamless hand-offs and service layer control that meet Sprint’s customer experience requirements, covers the cell site selection and timing of site builds, and involves working with original equipment manufacturers to design devices and to include certain chipsets in devices. While the cooperation agreement does not include any further wholesale commitments from Sprint, we believe that it may clear the way for an agreement on commercial terms under which Sprint would agree to utilize and pay for use on our LTE Network.

Liquidity and Capital Resource Requirements

During the nine months ended September 30, 2011, we incurred $2.21 billion of net losses from continuing operations. We utilized $641.9 million of cash in operating activities of continuing operations and spent $387.1 million on capital expenditures in the improvement and maintenance of our networks. We do not expect our operations to generate cumulative positive cash flows during the next twelve months. As of September 30, 2011, we had available cash and short-term investments of approximately $697.8 million. On December 1, 2011, we have interest payments due on our outstanding indebtedness of $236.9 million.

As of September 30, 2011, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the expected impact of our recent expense reductions, our decision to condition any further network development on receipt of additional capital, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the Sprint Wholesale Amendments. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business. Also, we believe we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months as well as to deploy the LTE Network and otherwise continue the development of our networks.

The amount of additional capital we will need to fund our business and the LTE Network, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. The primary factor determining the amount of additional capital we require will be the amount of cash we receive from Sprint for our services, which will likely depend on whether we receive further wholesale commitments from Sprint beyond those in the Sprint Wholesale Amendments. Other factors include the amount of cash generated by our retail business and by the wholesale business from new and existing wholesale customers other than Sprint, our ability to maintain reduced operating expenses and capital expenditures and the accuracy of our other projections of future financial performance.

The amount and timing of additional financings, if any, to satisfy our additional capital needs are difficult to estimate at this time. We have been pursuing various alternatives for securing additional capital. We are continuing to seek additional equity and debt financing from a number of potential sources, including new and existing strategic investors, private or public offerings and vendors. With the recent trading price of our Class A common stock, any additional equity financings would be extremely dilutive to our stockholders, while any additional debt financings could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable.

Other alternatives being explored include, among other things, a sale of certain of our assets that we believe are not essential for our business. Our recent efforts to obtain additional capital have been hampered by, among other things, continued volatility in the capital markets, declines in the trading prices of our outstanding debt and equity, recent announcements by Sprint related to its future 4G business strategy and the perceived impact of Sprint’s new 4G strategy on our business and the value of our assets. If these events continue to adversely affect us, additional capital may not be available on acceptable terms, or at all.

If we are unable to raise sufficient additional capital or fail to receive adequate further wholesale commitments from Sprint, our business prospects, financial condition and results or operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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

We have identified the following significant change in our critical accounting estimates during the nine months ended September 30, 2011 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

The following table sets forth operating data for the three and nine months ended September 30, 2011 and 2010:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010		2011	2010
Revenues:
Retail revenues	$194,789	$125,002	55.8%	$560,613	$332,556	68.6%
Wholesale revenues	137,162	16,525	N/M	329,579	24,370	N/M
Other revenues	226	635	(64.4)%	1,404	3,027	(53.6)%

Total revenues	332,177	142,162	133.7%	891,596	359,953	147.7%

Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	282,459	222,035	27.2%	955,967	641,124	49.1%
Selling, general and administrative expense	176,469	236,178	(25.3)%	569,565	647,086	(12.0)%
Depreciation and amortization	165,560	121,289	36.5%	517,674	278,842	85.7%
Spectrum lease expense	77,696	72,761	6.8%	229,137	207,604	10.4%
Loss from abandonment of network and other assets	29,129	9,391	210.2%	577,341	10,762	N/M

Total operating expenses	731,313	661,654	10.5%	2,849,684	1,785,418	59.6%

Operating loss	(399,136)	(519,492)	23.2%	(1,958,088)	(1,425,465)	(37.4)%
Other income (expense):
Interest income	534	1,325	(59.7)%	2,063	4,080	(49.4)%
Interest expense	(128,596)	(26,563)	(384.1)%	(377,133)	(84,869)	(344.4)%
Gain on derivative instruments	59,729	—	N/M	148,227	—	N/M
Other income (expense), net	(1,261)	(3,739)	66.2%	966	(5,384)	117.9%

Total other income (expense), net	(69,594)	(28,977)	(140.2)%	(225,877)	(86,173)	(162.1)%

Loss from continuing operations before income taxes	(468,730)	(548,469)	14.5%	(2,183,965)	(1,511,638)	(44.5)%
Income tax provision	(10,727)	(206)	N/M	(28,422)	(997)	N/M

Net loss from continuing operations	(479,457)	(548,675)	12.6%	(2,212,387)	(1,512,635)	(46.3)%
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	395,955	413,174	(4.2)%	1,751,483	1,162,074	50.7%

Net loss from continuing operations attributable to Clearwire Corporation	(83,502)	(135,501)	38.4%	(460,904)	(350,561)	(31.5)%
Net loss from discontinued operations attributable to Clearwire Corporation	(1,289)	(3,919)	67.1%	(19,580)	(8,867)	(120.8)%

Net loss attributable to Clearwire Corporation	$(84,791)	$(139,420)	39.2%	$(480,484)	$(359,428)	(33.7)%

Revenues

Retail revenues are primarily generated from subscription and modem lease fees for our 4G and Pre-4G services, as well as from activation fees and fees for other services such as email and voice over Internet protocol. Wholesale revenues are primarily generated from usage-based service fees for our 4G services.

	September 30,		Percentage Change
(In thousands, except percentages)	2011	2010
Population covered by services	134,876	84,548	59.5%
Subscribers:
Retail	1,323	975	35.7%
Wholesale	8,219	1,829	349.4%

The increase in revenues for the three and nine months ended September 30, 2011 compared to the same periods in 2010 is due primarily to growth in subscribers resulting from the continued expansion of our retail and wholesale subscriber base as we expanded our networks into new markets throughout 2009 and 2010.

Sprint is a significant wholesale customer of our 4G wireless broadband services. As previously discussed, on April 18, 2011, we signed the Sprint Wholesale Amendments that resulted in a new usage-based pricing structure that applies to most 4G wireless services provided by us to Sprint effective beginning January 1, 2011. Application of the new usage-based pricing structure to usage generated during the first three quarters of 2011 contributed to the increase in wholesale revenues in that period as compared to the same period in the prior year. In addition, wholesale revenue for the nine months ended September 30, 2011 also includes $15.4 million of a $28.2 million settlement payment. Because each of the agreements were explicitly linked to one another, the settlement amount was treated as partial consideration for a revenue arrangement with multiple deliverables and was allocated to separate units of accounting based on the deliverables’ relative fair values. The settlement payment was allocated, in part, to the settlement of 2010 pricing disputes. The remainder was recorded as deferred revenue and will be recognized over the remaining term of the agreements. The amount recognized in the nine months ended September 31, 2011 represents the portion allocated to the settlement of 2010 pricing disputes and the current amortization of the portion deferred. During the three and nine months ended September 30, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 40% and 36%, respectively of total revenues.

We expect revenues to continue to increase through the end of 2011 primarily due to expected growth in wholesale subscribers, the full year benefit of subscribers acquired during 2010 and the higher usage-based pricing agreed to in the Sprint Wholesale Amendments. Although we currently expect revenues to continue to increase in the near term, we believe that growth will be tempered by Sprint’s recent announcement that they intend to limit usage of our mobile WiMAX network by its subscribers with hot spot functionality and non-smartphone devices. In addition, Sprint’s recent announcements that it will deploy its own LTE network and that it is only committed to selling mobile WiMAX devices through 2012, and the introduction by Sprint of the Apple iPhone, may cause sales of mobile WiMAX devices by Sprint to be lower than we expect in future periods, which would cause our wholesale revenues to be lower than expected in those periods. As a result, we cannot estimate the impact these events will have on our wholesale revenues in 2012.

Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs, which we refer to as COGS, primarily includes tower costs including rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Cost of goods and services primarily includes the cost of customer premise equipment, which we refer to as CPE, sold to subscribers and costs incurred to provide 3G wireless services to our dual-mode customers. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites.

The change in cost of goods and services and network costs during the three and nine month periods ended September 30, 2011 as compared to the prior year periods resulted primarily from an increase in tower and network costs and an increase in the reserve for excessive and obsolete equipment.

During the three and nine months ended September 30, 2011, tower and network costs increased by $34.9 million and $140.2 million, respectively, compared to the same periods in the prior year primarily due to an increase in the number of tower leases and an increase in related backhaul and network expenses resulting from the operation of our network, which was significantly expanded in the second half of 2010. Tower and network costs during the three and nine months ended September 30, 2011 also include $42.1 million and $59.1 million, respectively, of charges related to lease termination costs and recognition of cease-to-use liabilities for unused backhaul circuits and tower leases where we have provided notice to our landlords of our intention not to renew.

The reserve for excessive and obsolete equipment increased by $18.7 million and $149.3 million during the three and nine month periods ended September 30, 2011 compared to the same periods in the prior year driven primarily by the uncertainty around the extent and timing of future expansion of the network, as well as our intent to deploy LTE, subject to funding, alongside mobile WiMAX, in areas with expected high usage concentration.

In future periods, we expect costs of goods and services and network costs, excluding the impact of reserves for excessive and obsolete equipment, if any, to remain consistent with the level of costs incurred in the current period as we continue to operate our existing networks.

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

The decrease in SG&A expenses for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is primarily due to lower general and administrative expenses resulting from workforce reductions and the impact of our outsourcing agreements with Ericsson and Teletech, as well as lower sales and marketing expenses due to slower growth in retail sales activity, resulting in lower commission expense, and the curtailment of advertising expenses in general.

We expect SG&A expense to continue to decrease in future periods as compared to 2010 as we experience the effects of our cost containment measures, as well as the workforce reductions that commenced in November 2010 and continued in the first half of 2011.

Depreciation and Amortization

Depreciation and amortization expense primarily represents depreciation recorded on property, plant and equipment, which we refer to as PP&E, and amortization of intangible assets. The increase during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is primarily a result of new network assets placed into service to support our launched markets during 2010.

We expect depreciation and amortization to continue to increase as we record a full year of depreciation for assets placed into service during 2010 in our new 4G markets. During the third quarter of 2011, as a result of our intent to deploy LTE and Sprint’s recent announcement that it plans to deploy its own LTE network and that it is only committed to selling mobile WiMAX devices through 2012, we evaluated the remaining useful lives of our network equipment. We concluded that, because WiMAX related network assets are expected to continue to be in service supporting our retail customers, no change to the remaining useful lives was appropriate at this time. We will continue to monitor the estimated useful lives of our network equipment as our plans continue to evolve. Any future adjustments to those lives would likely result in increased depreciation expense in future periods.

Spectrum Lease Expense

Spectrum lease expense increased $4.9 million and $21.5 million for the three and nine months ended September 30, 2011, respectively, as compared to 2010 as a result of an increase in the number of spectrum leases held by us.

While we do not expect to add a significant number of spectrum leases throughout 2011, we do expect our spectrum lease expense to increase. As we renegotiate the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.

Loss from Abandonment of Network and Other Assets

During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of our prior build plans in 2010 and due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE subject to funding, alongside mobile WiMAX, in areas of expected high usage concentration, we decided to abandon certain projects that no longer fit within management’s strategic network plans. For projects that were abandoned, the related costs were written down, resulting in a charge of approximately $24.4 million and $285.6 million for the three and nine months ended September 30, 2011, respectively. During the same periods in 2010, we incurred approximately $9.4 million and $10.8 million, respectively, for the abandonment of network projects that no longer met management’s strategic network plans.

Additionally, in connection with our cost savings initiatives, during the first nine months of 2011, we identified, evaluated and terminated certain unutilized tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects classified as construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of approximately $3.6 million and $228.3 million for the three and nine months ended September 30, 2011, respectively.

In addition, during the second quarter of 2011, we completed an assessment of certain internally-developed software projects that had not yet been placed in service. Those projects are no longer expected to be completed, and were thus written down to fair value, resulting in a charge of approximately $62.0 million for the nine months ended September 30, 2011.

As we continue to revise our business plans in response to changes in our strategy and funding availability, additional assets could be identified for abandonment, for which the associated write-downs could be material.

Interest Expense

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(In thousands, except percentages)	2011	2010		2011	2010
Senior secured notes	$92,279	$86,785	6.3%	$276,833	$259,500	6.7%
Second-priority secured notes	15,239	—	N/M	46,811	—	N/M
Exchangeable notes	20,451	—	N/M	61,932	—	N/M
Vendor financing notes	846	514	64.6%	2,649	844	213.9%
Capital lease obligations	1,971	657	200.0%	5,637	841	570.3%

Total interest expense on debt	130,786	87,956	48.7%	393,862	261,185	50.8%
Less: capitalized interest	(2,190)	(61,393)	(96.4)%	(16,729)	(176,316)	(90.5)%

Total interest expense	$128,596	$26,563	384.1%	$377,133	$84,869	344.4%

The increase in interest expense for the three and nine months ended September 30, 2011 as compared to the same period in 2010 is due to the issuance of an additional $175.0 million of senior secured notes, together with the issuances of $500.0 million of second-priority secured notes and $729.3 million of exchangeable notes in December 2010, which increased the outstanding debt principal balances by approximately $1.40 billion at September 30, 2011 as compared to September 30, 2010. In addition, the amount of interest capitalized during the period declined substantially due to the substantial completion of our prior network build in 2010.

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

Gain on Derivative Instruments

In connection with the issuance of the exchangeable notes in December 2010, we recognized derivative liabilities relating to the options embedded in those notes, which we refer to as the Exchange Options. The change in estimated fair value of the Exchange Options is required to be recognized in earnings during the period. For the three and nine months ended September 30, 2011, we recorded a gain of $59.7 million and $148.3 million, respectively for the change in estimated fair value of the Exchange Options. These instruments were not outstanding during the three and nine months ended September 30, 2010.

The gain (loss) on derivative instruments may fluctuate significantly during 2011 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as our stock price and volatility. See Item 3, Quantitative and Qualitative Disclosures About Market Risk – Stock Price Risk.

Income Tax Provision

The increase in the income tax provision for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is due to deferred tax expense recorded to reflect the increased deferred tax liability associated with the gain on derivative instruments recorded for the three and nine months ended September 30, 2011. This gain increased our book basis in Clearwire Communications LLC, which we refer to as Clearwire Communications, and increased the deferred tax liability without the benefit of an offset of the deferred tax asset.

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

At present, we have substantial net operating losses, which we refer to as NOLs, for United States federal income tax purposes. The use of our NOLs may be substantially limited if we undergo an ownership change, within the meaning of Section 382 of the Code, which we refer to as a Tax Ownership Change. Should a Tax Ownership Change occur, there may be an increase to the valuation allowance recorded against the deferred tax asset of our continuing operations along with a corresponding deferred tax expense for our continuing operations. Generally, we will have no control over the fact or timing of any Tax Ownership Change or over the amount of limitation of NOLs that may occur as a result. Therefore, we cannot estimate the increase to the valuation allowance and deferred tax expense, if any, as a result of a Tax Ownership Change. For additional information regarding a possible Tax Ownership Change, see Part II, Item 1a Risk Factors – The ability of Clearwire to use its net operating losses to offset its income and gain in the future is subject to limitation.

Net Loss from Discontinued Operations Attributable to Clearwire Corporation

The net loss from discontinued operations attributable to Clearwire Corporation decreased for the three months ended September 30, 2011, as compared to the same period in 2010, due to cost reductions at the international subsidiaries and the cessation of depreciation of long-lived assets as a result of their held-for-sale status. The increase in net loss from discontinued operations attributable to Clearwire Corporation for the nine months ended September 30, 2011 as compared to the same period in 2010 is due primarily to Clearwire Corporation’s share of impairment charges recorded to assets held by our international subsidiaries and charges to adjust the carrying value of the disposal group to their fair value less cost to sell. Clearwire Corporation’s share of these charges, which was included as discontinued operations, was approximately $15.0 million for the nine months ended September 30, 2011.

Cash Flow Analysis

The following table presents a summary of our cash flows and beginning and ending cash balances for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash used in operating activities	$(640,608)	$(840,841)
Cash used in investing activities	(377,864)	(1,114,482)
Cash (used in) provided by financing activities	(21,172)	336,429
Effect of foreign currency exchange rates on cash and cash equivalents	(4,145)	(880)

Total net decrease in cash and cash equivalents	(1,043,789)	(1,619,774)
Cash and cash equivalents at beginning of period	1,233,562	1,698,017

Cash and cash equivalents at end of period	189,773	78,243
Less: cash and cash equivalent of discontinued operations at end of period	1,574	3,914

Cash and cash equivalents of continuing operations at end of period	$188,199	$74,329

Short-term investments	$509,609	$1,302,837

Operating Activities

Net cash used in operating activities decreased $200.2 million for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to higher cash collections from subscribers as overall revenues from retail subscribers increased approximately $230.0 million from the same period in the prior year. In addition, during the nine months ended September 30, 2011, we received a total of $305.6 million from Sprint pursuant to the Sprint Wholesale Amendment comprised of $211.8 million relating to the minimum commitment provided in the Sprint Wholesale Amendment, $65.6 million in prepayment for future services beyond the minimum commitment and $28.2 million payment to settle outstanding disputes related to prior usage. The higher collections were partially offset by an increase of $68.2 million payment for interest on long-term debt obligations and an increase in operating expenses due to our overall network growth throughout 2010.

Investing Activities

During the nine months ended September 30, 2011, net cash used in investing activities decreased $736.6 million as compared to the same period in 2010. This change was due primarily to a decrease of approximately $1.56 billion in cash paid for PP&E which was partially offset by a $887.9 million reduction in net maturities, year over year, of available-for-sale securities which are invested in short-term investments consisting principally of United States Government and Agency Issues. During 2010, our focus was on the build out of our 4G mobile broadband networks while during the nine months ended September 30, 2011, our focus has been on maintenance and operational performance of the networks.

Financing Activities

Net cash used in financing activities increased $357.6 million for the nine months ended September 30, 2011 as compared to the same period in 2010 due primarily to proceeds from a rights offering of $290.3 million and cash contributions of $66.5 million, net of $11.7 million of transactions costs, from Sprint, Comcast Corporation, Intel Corporation, Time Warner Cable Inc., Bright House Networks, LLC and Eagle River Holdings, LLC during the nine months ended September 30, 2010. We also made principal payments on long-term debt of $23.6 million for the nine months ended September 30, 2011 as compared to $122,000 during the same period in 2010.

Contractual Obligations

The contractual obligations of our continuing operations presented in the table below represent our estimates of future cash payments under fixed contractual obligations and commitments as of September 30, 2011. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual cash payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of September 30, 2011 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long-term debt obligations	$4,230,023	$5,068	$42,062	$2,953,643	$1,229,250
Interest payments on long-term debt obligations	3,760,851	237,705	951,221	947,847	1,624,078
Operating lease obligations (1)	1,996,628	65,965	770,617	589,979	570,067
Operating lease payments for assumed renewal periods (2)	8,768,935	—	28,919	225,340	8,514,676
Spectrum lease obligations	6,255,553	43,157	337,042	348,810	5,526,544
Spectrum service credits	105,409	698	5,582	5,582	93,547
Capital lease obligations (3)	111,855	3,093	25,293	25,005	58,464
Signed spectrum agreements	197	197	—	—	—
Network equipment purchase obligations (4)	10,402	10,402	—	—	—
Other purchase obligations (5)	256,957	65,661	170,441	18,542	2,313

Total	$25,496,810	$431,946	$2,331,177	$5,114,748	$17,618,939

(1)

Includes executory costs of $56.0 million. Amounts include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives

(2)	Amounts include lease payments for assumed renewal periods where renewal is likely.
(3)	Payments include $45.2 million representing interest.
(4)	Network equipment purchase obligations represent purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable .
(5)

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

Our cash equivalent and investment portfolio has a weighted average maturity of 7 months and a market yield of 0.10% as of September 30, 2011. Our primary interest rate risk exposure is to a decline in interest rates which would result in a decline in interest income. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.

We have long-term fixed-rate debt with a carrying value of $3.93 billion and $66.7 million of long-term fixed-rate capital lease obligations outstanding at September 30, 2011. The estimated fair value of the debt fluctuates as interest rates change, however, there is no impact to earnings and cash flows as we expect to hold the debt, with the exception of the exchangeable notes, to maturity unless market and other factors are favorable. The exchangeable notes, with a carrying value of $514.8 million at September 30, 2011 and a maturity of 2040, are expected to be redeemed in approximately 7 years given, on December 1, 2017, the holders have the right to require us to repurchase the notes and we have the right to redeem the notes.

We also have variable rate promissory notes which expose us to fluctuations in interest expense and payments caused by changes in interest rates. At September 30, 2011, we had $53.3 million aggregate principal outstanding of variable rate promissory notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $429,000.

Stock Price Risk

The Exchange Options embedded in the exchangeable notes issued in December 2010 constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock’s volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A common stock and volatility of our stock. The carrying value of the Exchange Options at September 30, 2011 is $19.6 million. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of $30.9 million or a gain of $16.5 million, respectively. Our stock’s volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $20.6 million or a gain of $14.4 million, respectively.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the United States dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in the consolidated statements of operations. We believe that the fluctuation of foreign currency exchange rates would not have a material impact on our consolidated financial statements.

Credit Risk

At September 30, 2011, we held available-for-sale short-term and long-term investments with a fair value and carrying value of $523.2 million and a cost of $518.4 million, comprised of United States Government and Agency Issues and other debt securities. We regularly review the carrying value of our short-term and long-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The majority of our short-term and long-term investments at September 30, 2011 were concentrated in United States Treasury Securities which are considered the least risky investments available to United States investors. The remainder of our portfolio is primarily comprised of United States agency and other debentures. The estimated fair values of these investments are subject to fluctuations due to volatility of the credit markets in general, company-specific circumstances, changes in general economic conditions and use of management judgment when observable market prices and parameters are not fully available.

Other debt securities are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. A portion of our investments in other debt securities represent interests in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. As of September 30, 2011 the total fair value and carrying value of our security interests in CDOs was $13.6 million and our cost was $9.0 million. We also own other debt securities, with a carrying value and cost of $0 at September 30, 2011, that are Auction Rate Market Preferred securities issued by a monoline insurance company. These securities are perpetual and do not have a final stated maturity.

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

During the third quarter of fiscal 2011, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

We are in the process of implementing an integrated asset life cycle management system, which we expect will automate existing manual processes. During the third quarter of 2011, we selected a vendor to provide us with a software solution designed for tracking assets and site information, and began work to implement this solution. In addition to the software solution, the tracking system will incorporate barcode labels on most network infrastructure equipment to allow specific identification and more effective tracking and recording of our assets. When this system is fully implemented, we could identify discrepancies in the amount of network infrastructure equipment recorded, for which the associated adjustment could be significant.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

CLEARWIRE CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings that are described in Note 13, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

Item 1A. Risk Factors

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, (ii) the risk factors set forth in Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and (iii) and the risk factors set forth below, which supplement and modify the risk factors set forth in our Form 10-K and our previous Form 10-Qs.

We believe that we will require substantial additional capital to fund our business over the intermediate and long-term and to further develop our network, including the deployment of LTE on our network, which capital may not be available on acceptable terms or at all.

As of September 30, 2011, we had available cash and short-term investments of approximately $697.8 million. We do not expect to generate positive cash flow from operations in 2011, but as of September 30, 2011, we believe we had sufficient cash to fund the near-term liquidity needs of our business, based on the cash and short term investments we had on hand as of September 30, 2011, the expected cash flow impact of our recent expense reductions, our decision to condition any further network development on receipt of additional capital and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the Sprint Wholesale Amendments. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business, even in the absence of any further network development. We believe we will also need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.

Sprint’s recent announcements that it plans to deploy its own LTE network and that it is only committed to selling mobile WiMAX devices through 2012, together with the recent decision by Sprint to limit usage of our mobile WiMAX network by its subscribers with hot spot functionality and non-smartphone devices, may cause the revenue we will receive in future periods from our mobile WiMAX wholesale business, when combined with the revenue we expect to receive from our retail business, to fall materially short of the amount required to continue to operate our business. To generate sufficient revenues, we believe we need to both obtain further wholesale commitments from Sprint and secure new wholesale partners. As a result, in addition to the additional capital we need for our business, we will need substantial additional capital to deploy the LTE Network and otherwise continue the development of our networks. Without such capital, we will be unable to deploy LTE and the absence of LTE capability would significantly hinder our ability to secure new wholesale relationships and could adversely affect our existing wholesale relationships.

The amount of additional capital that we will require to fund our business and deploy the LTE Network, and the timing of our capital needs, depends on a number of factors, many of which are difficult to predict and outside of our control. The primary factor determining the amount of additional capital we require will be the amount of cash we receive from Sprint for our services, which will likely depend on whether we receive further wholesale commitments from Sprint beyond those in the Sprint Wholesale Amendments. Other factors include the amount of cash generated by our retail business and by the wholesale business from new and existing wholesale customers other than Sprint, our ability to offer 4G mobile broadband services that are competitive with service offerings from other companies, and our ability to maintain reduced operating expenses and capital expenditures, and the accuracy of our other projections of future financial performance.

Additionally, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also significantly increase our capital requirements in the near and/or long term.

The amount of additional capital we may need and the timing of obtaining such capital are difficult to estimate at this time. We have been pursuing various alternatives for securing additional capital. Sources of additional capital could include issuing additional equity securities in public or private offerings or seeking additional debt financing. We may decide to sell additional equity or debt securities issued by our domestic subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities. With the recent trading price of our Class A common stock, any additional equity financings would be extremely dilutive to our stockholders, while any additional debt financings could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Other alternatives being explored include, among other things, a sale of certain assets, which we believe are not essential to our business. Our recent efforts to obtain additional capital have been hampered by continued volatility in the financial markets, declines in the trading prices of our outstanding debt and equity securities, recent announcements by Sprint related to its future 4G business strategy and the perceived impact of Sprint’s 4G strategy on our business and the value of our assets. If these events continue to adversely affect us, additional capital may not be available on acceptable terms, or at all. There can be no assurance that any new debt or equity financing arrangements, or other strategic alternative, will be available to us when needed on acceptable terms, if at all, or that any such arrangement would provide us with sufficient funds to meet our long-term capital needs.

If we are unable to raise sufficient additional capital or fail to receive adequate further wholesale commitments from Sprint, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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

•

Other technologies such as LTE are becoming more widely adopted in the industry, which will reduce demand for our current services and will require us to deploy alternative technologies, such as LTE, at substantial cost in order to remain competitive;

•

we may be unable to maintain our next generation 4G mobile broadband network, expand our services, build and develop an LTE network, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	our wholesale partners may not perform as we expect or resell our services in the quantities we expect, and we may not generate the revenues we expect to receive from our wholesale partnerships;

•	pending or possible consolidations in the wireless industry, such as the proposed merger of AT&T and T-Mobile, may decrease the demand or market for our wholesale services;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions; and

•

we may continue to experience higher churn than we expect, which would adversely affect our results of operations (churn is an industry term we use to measure the rate at which subscribers terminate service).

If we are unable to execute our business strategy, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be materially and adversely affected.

Our business has become increasingly dependent on our wholesale partners, and Sprint in particular; if we do not receive the amount of revenues we expect from existing wholesale partners or if we are unable to enter into significant wholesale agreements with additional wholesale partners, our business prospects, results of operations and financial condition would be materially and adversely affected, and/or we could be required to revise our current business plans.

Under our current business plans, the success of our business will rely to a large extent on the growth of our wholesale subscriber base and wholesale revenues. This element of our business strategy is subject to a number of risks and uncertainties.

We currently rely on Sprint, which accounts for substantially all of our current wholesale subscribers and related wholesale revenues, and our other current wholesale partners for most of the growth in our wholesale business. Under our 4G wholesale agreements, which we refer to as the 4G MVNO Agreements, Sprint and the other initial wholesale partners named in the 4G MVNO Agreements, which we refer to as the Initial Wholesale Partners, have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees. Under the terms of the Sprint Wholesale Amendments, Sprint is obligated to a take-or-pay and prepayment commitment of approximately $1.03 billion to Clearwire, payable in quarterly increments during 2011 and 2012. The Sprint Wholesale Amendments also implement a new usage-based pricing structure for the 4G wholesale services we provide to Sprint, with a nominal minimum fee payable for each Sprint customer with no or low usage on our network, subject to exceptions. As a result, the amount of revenue we receive will largely depend on the number of Sprint subscribers utilizing our services, and the aggregate amount of usage of our network by those subscribers.

We need to generate substantial additional revenues from Sprint and our other Initial Wholesale Partners beyond the take-or-pay and prepayment minimums that Sprint is obligated to pay under the Sprint Wholesale Amendments to achieve our objectives and to be able to continue to operate. However, aside from the take-or-pay and prepayment commitment in the Sprint Wholesale Amendments, nothing in the 4G MVNO Agreement requires Sprint or any of the other Initial Wholesale Partners to resell any of our services, and none of them, including Sprint, have any minimum payment obligations to us after 2012. As a result, Sprint and the other Initial Wholesale Partners may elect to reduce or curtail sales of our services. Additionally, nothing in the Sprint Wholesale Amendments prevents Sprint from taking steps to decrease or limit the amount of usage of our network by its subscribers, such as ceasing to offer unlimited data plans or implementing usage caps, which would decrease the amount of revenue we are entitled to receive. Last, Sprint and the other Initial Wholesale Providers may elect to develop and deploy their own 4G networks, or to offer services over another provider’s 4G network, either of which may materially reduce the amount of revenue we would expect to receive under the 4G MVNO Agreements. If the Initial Wholesale Partners, especially Sprint, fail to resell our services in the manner and amounts we expect, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition.

For instance, Sprint has recently made a series of announcements that will likely materially and adversely affect our wholesale business over the long term. In early October 2011, Sprint announced that it plans to deploy its own nationwide 4G LTE network over the next couple of years as part of its network modernization plan and that it is only committed to selling mobile WiMAX devices through 2012. At the same time, Sprint announced that it would commence sales of Apple’s iPhone, which is not compatible with our 4G mobile WiMAX network, but which many view as competitive with other devices sold by Sprint that are enabled to work on our network. Then, in late October 2011, Sprint announced that it would limit usage of our mobile WiMAX network by its subscribers with hot spot functionality and non-smartphone devices. While we recently entered into a non-binding cooperation agreement with Sprint to work together on the technical specifications of the LTE Network, nothing in that agreement imposes any material obligations on either party, and the parties have not yet reached agreement on any terms for any further wholesale commitments from Sprint beyond those in the Sprint Wholesale Amendments. Additionally, Sprint previously announced that it had entered into a spectrum and network hosting agreement with LightSquared, which, according to Sprint’s announcement, provides that Sprint’s network would be used as the infrastructure for the development of LightSquared’s planned 4G LTE network. Based on Sprint’s announcement, the agreement also provides Sprint with $4.5 billion in usage credits should it choose to resell capacity over LightSquared’s network. These actions announced by Sprint could result in Sprint eventually ceasing to resell our services, or greatly reducing the amount of our services they resell, either of which could materially and adversely affect our business prospects, results of operations and financial condition.

Our plans also depend on our ability to attract new wholesale partners, which is subject to a number of risks and uncertainties. For example, pending consolidation in the wireless industry, such as the proposed acquisition of T-Mobile USA Inc., which we refer to as T-Mobile, by AT&T Inc., which we refer to as AT&T, may mean that there are fewer potential additional wholesale partners available for us to engage that could provide us with meaningful volume on our network. Also, the addition of competitors such as LightSquared, who plan to offer alternative-technology 4G wholesale services, may also make it more difficult for us to attract new wholesale partners. Additionally, with the current launch by Verizon Communications Inc., which we refer to as Verizon, of a LTE network and AT&T’s launch of its first five LTE markets in September, along with similar announcements from other companies in the industry, the market for our current 4G services may be limited unless we are able to deploy LTE on our network. Any of the foregoing would likely result in us becoming more dependent on our existing wholesale partners, and Sprint in particular, to continue utilizing our services and increasing the sale of our services to their subscribers. Finally, Sprint and the other Initial Wholesale Partners are entitled to more favorable economic and non-economic terms for the 4G services provided by us than we can offer to another potential wholesale partner. This provision could limit or hinder our ability to execute agreements with new wholesale partners.

Additionally, our plans to reduce our retail subscriber acquisition costs could result in us generating lower revenues from our retail subscribers than we currently expect, which could also require us to revise our current business plans and projections and/or materially and adversely affect our business prospects, results of operation and financial condition.

We now believe we need to deploy LTE on our wireless broadband network, alongside mobile WiMAX, to remain competitive and to generate sufficient revenues for our business; we will incur significant costs to deploy such technology on the network, and will need to raise substantial additional capital to cover such costs.

Although we have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology, due to a number of developments in the wireless broadband industry, we now believe we need to incur the costs and time necessary to deploy LTE technology on our network, alongside mobile WiMAX, for the services we offer to remain competitive over the long-term and for us to be able to generate sufficient revenues for our business by retaining our existing wholesale partners and attracting new partners. A number of factors have led us to this conclusion.

We depend on original equipment manufacturers to continue to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel Corporation and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in launched markets covering approximately 133 million people in the United States as of September 30, 2011, we cannot be assured that vendors will continue to develop and produce new mobile WiMAX subscriber devices in the long term as substantially all of our competitors deploy alternative technologies on their networks.

Additionally, the development of the mobile WiMAX ecosystem, including the adoption of mobile WiMAX by other companies and the availability of mobile WiMAX devices, has not occurred as quickly or extensively as we expected. Other competing technologies, including LTE and HSPA+, have been developed and are gaining increasing market acceptance. With Verizon’s and AT&T’s current launches of LTE networks, along with Sprint’s recent announcement that it plans to deploy LTE on its own network and it is only committed to selling mobile WiMAX devices through 2012, we now believe that the development and growth of the WiMAX ecosystem will be hindered and the future demand for our mobile WiMAX services appears to be limited. We believe that going forward the development of end user devices by suppliers will focus on LTE devices, which in turn will result in greater numbers of LTE devices becoming available at lower prices, due to the increasing number of service providers relying on LTE. This may allow the providers of LTE to achieve greater economies of scale than providers of WiMAX, making it less expensive for those providers to offer their products and services to subscribers. Also, as LTE becomes more commercially available, and LTE devices become more prevalent, it is likely that our current wholesale partners as well as potential future wholesale partners will desire or demand an LTE network for their subscribers, and we will need to deploy LTE technology to meet those demands, or risk losing those partners or potential partners and the corresponding revenue.

Due to these developments, we now believe we need to deploy LTE on our network, alongside our current mobile WiMAX technology to remain competitive and to generate sufficient revenues for our business. Such deployment would result in additional costs and risks to us. The additional risks involved in adding LTE to our network would include how quickly we could deploy LTE and whether our competitors could offer the technology at a faster rate or more efficiently than us, the possibility of customer service disruptions during the deployment process, the fact that deployment to a new technology could be more difficult than we expect, and how successful we will be in obtaining customers for our new network. Possible costs of such deployment would include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the deployment of the new technology. Finally, without substantial additional capital, we cannot commercially deploy LTE on our network.

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

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. AT&T, Verizon Wireless and T-Mobile have begun to deploy alternative technologies such as LTE and HSPA+, with T-Mobile and AT&T launching HSPA+ service and Verizon Wireless launching LTE service in over 100 markets to date. AT&T, which has announced plans to acquire T-Mobile, also recently began launching its LTE network, starting with five cities in September 2011. Also, the proposed consolidation of AT&T and T-Mobile may further limit the demand for our wholesale services. Additionally, LightSquared has announced plans to launch a nationwide LTE and satellite network and to offer wholesale LTE services to other communications services providers. Sprint announced in late July 2011 that it has entered into a spectrum and network hosting agreement with LightSquared, which, according to Sprint’s announcement, provides that Sprint’s network would be used as the infrastructure for the development of LightSquared’s network. Also, in early October 2011, Sprint announced that it plans to deploy its own nationwide 4G LTE network over the next couple of years. These services may provide significant competition as they become more widely available in the future, and it is not clear if there will be sufficient demand to support multiple 4G wholesale service providers.

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

To date, we have invested heavily in building, deploying and augmenting our network. In connection with the deployment of our network and the substantial completion of our prior build plan, we recorded substantial losses resulting from the abandonment of projects that no longer meet management’s strategic network plans. Due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE subject to funding, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned, resulting in charges of approximately $285.6 million for the nine months ended September 30, 2011. Any network equipment not required to support those future network deployment plans were also written down to expected salvage value, resulting in a charge of approximately $212.1 million for the nine months ended September 30, 2011. Additionally, in connection with cost savings initiatives, we terminated or declined to renew certain unutilized tower leases, resulting in an additional charge related to the abandonment of cell site development costs of approximately $228.3 million for the nine months ended September 30, 2011. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology changes and industry trends, additional projects could be identified for abandonment, for which the associated write-downs could be material.

Some of the 4G devices utilized by our wholesale partners and their service providers may infringe on intellectual property rights owned by others.

Some of our wholesale partners purchase 4G devices from third party suppliers that incorporate or utilize intellectual property. Some of these suppliers have received, and may receive in the future, assertions and claims from third parties that the devices utilized by our wholesale partners or their suppliers infringe on the patents or other intellectual property rights of these third parties. These claims could require our wholesale partners or an infringing supplier to cease selling certain 4G devices that utilize our network. For example, Sprint obtains some of its CDMA handsets from HTC Corp. Apple Inc. has filed an action with the International Trade Commission (the “ITC”) and with U.S District Courts accusing HTC of patent infringement and an ITC judge has issued an Initial Determination that HTC has infringed two Apple patents. HTC is seeking a reversal of that decision by the International Trade Commission. Apple’s claims against HTC, if successful, could require Sprint to cease providing certain 4G devices. If Sprint is required to cease selling such devices, it could have an adverse effect on the revenues we receive from Sprint.

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

At present, Clearwire has substantial NOLs for United States federal income tax purposes. In particular, we believe that Clearwire’s cumulative tax loss as of September 30, 2011, for United States federal income tax purposes, was approximately $2.6 billion. A portion of Clearwire’s NOLs is subject to certain annual limitations imposed under Section 382 of the Code. Subject to the existing Section 382 limitations, and the possibility (discussed in greater detail below) that further limitations under Sections 382 and 384 may arise in the future, Clearwire’s NOLs generally will be available to offset items of income and gain allocated to Clearwire by Clearwire Communications. The use by Clearwire of its NOLs may be further limited if Clearwire undergoes an ownership change, within the meaning of Section 382 of the Code, which we refer to as a Tax Ownership Change. Broadly, Clearwire will have a Tax Ownership Change if, over a three-year period, the portion of the stock of Clearwire, by value, owned by one or more “five-percent stockholders” increases by more than 50 percentage points. An exchange by an investor of Class B common units of Clearwire Communications and Class B common stock for Class A common stock, or the exchange by a holder of the 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes, of such notes for shares of Class A common stock of Clearwire, may cause or contribute to an Tax Ownership Change of Clearwire. Clearwire has no control over the timing of any such exchange. If Clearwire undergoes a Tax Ownership Change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the Tax Ownership Change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the Tax Ownership Change and a specified rate based on long-term tax-exempt bond yields. Further, if, at the time of a Tax Ownership Change, Clearwire has a so-called net unrealized built-in loss or NUBIL, meaning that the aggregate adjusted tax basis of its assets exceeds the aggregate fair market value of its assets by more than a specified de minimis amount, then, broadly, any portion of the built-in loss on a particular asset that is recognized by Clearwire during the five-year period beginning on the date of the Tax Ownership Change will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. Similarly, depreciation or amortization on a particular asset held by Clearwire that arises during that five-year period and that is attributable to the built-in loss on the asset will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. However, the aggregate amount of built-in loss that is treated as a pre-change loss under these rules cannot exceed the amount of Clearwire’s NUBIL at the date of the Tax Ownership Change.

As of September 30, 2011, Clearwire believes that the percentage increase in the ownership of its stock by one or more five-percent shareholders over the preceding three-year period, for purposes of Section 382, is more than 40 percentage points. The computation of this percentage increase is subject to numerous factual and legal uncertainties, including certain unresolved issues as to the proper interpretation of Section 382, and there can be no assurance that the Internal Revenue Service or a court will agree with Clearwire’s calculation. Because the percentage increase, as calculated by Clearwire, is approaching the point at which Clearwire would have a Tax Ownership Change, Clearwire believes that there is an increased risk that a future acquisition or transfer of Clearwire stock will trigger a Tax Ownership Change. In many cases, Clearwire will have no control over the fact or timing of any such transaction. As noted above, if Clearwire undergoes a Tax Ownership Change, then the amount of the pre-ownership change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the Tax Ownership Change generally will be based upon the fair market value of the stock of Clearwire at the time of the Tax Ownership Change. Based on the recent trading price of the Class A Common Stock, the amount of the annual Section 382 limitation that would result from a Tax Ownership Change of Clearwire now would be substantially lower than the Section 382 limitation that would have resulted from a Tax Ownership Change previously. In particular, if a Tax Ownership Change occurs at such a trading price, it is likely that under Section 382, Clearwire would permanently be unable to use a significant portion of its NOLs that arose before the Tax Ownership Change to offset future taxable income. In general, a Tax Ownership Change at this time will not affect NOLs that arise after the Tax Ownership Change. However, those NOLs will be potentially subject to limitation if Clearwire has one or more subsequent Tax Ownership Changes after the NOLs arise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Clearwire Class A Common Stock Repurchases

Clearwire Class A Common Stock repurchases in the period follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2011	—	—	—	—
August 1 to August 31, 2011	—	—	—	—
September 1 to September 30, 2011	90	$3.00	—	—

Total	90	$3.00	—	—

The shares indicated in the above table relate to a repurchase by us of shares inadvertently issued and sold in connection with a restricted stock unit award for the account of a terminated employee.

Item 6. Exhibits

EXHIBIT INDEX

10.1	Offer Letter Agreement dated August 8, 2011 between Erik E. Prusch and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation’s Form 8-K filed on August 10, 2011.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION

Date: November 3, 2011	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer