Form 10-K
period 2011-12-31
Clearwire Corp /DE
filed 2012-02-16
CIK 1442505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

______________________________________
Commission file number 001-34196
Clearwire Corporation

DELAWARE	56-2408571
(State Of Incorporation)	(I.R.S. ID)
1475 120th AVE. NE BELLEVUE, WASHINGTON 98005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s Class A common stock on June 30, 2011 as reported on the NASDAQ Global Select Market was $938,625,125. As of February 10, 2012, there were 452,268,763 shares of Class A common stock and 839,702,592 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 14, 2012 are incorporated by reference into Part III.

CLEARWIRE CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2011

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
Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. As of December 31, 2011, we offered our services in 88 markets in the United States covering an estimated 134.2 million people, including an estimated 131.9 million people covered by our 4G mobile broadband networks in 71 markets. During 2011, we increased the number of people covered by our networks by over 19.9 million. As of December 31, 2011, our other 17 markets in the United States, covering an estimated 2.2 million people, continued to operate with a legacy network technology, which we refer to as Pre-4G. As of December 31, 2011, our 4G mobile broadband markets included major metropolitan areas such as Atlanta, Baltimore, Boston, Chicago, Cincinnati, Cleveland, Columbus, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Los Angeles, Miami, New York, Philadelphia, Pittsburgh, Orlando, Salt Lake City, San Antonio, San Francisco, Seattle, St. Louis and Washington D.C.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets. Our total subscriber base increased by approximately 6.1 million subscribers in 2011, which includes the addition of approximately 5.9 million wholesale subscribers, almost all of which came from Sprint. We ended the year with approximately 1.3 million retail and 9.1 million wholesale subscribers. Approximately 23% of our wholesale subscribers were users of multi-mode 3G/4G devices residing in areas where we have not yet launched 4G service, but from whom we currently receive an insignificant amount of revenue. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses and seeking additional capital for our current business and to continue the development of our network.

To date, we have invested heavily in building and augmenting our networks. We have a history of operating losses, and we expect to have significant losses in the future. As of December 31, 2011, our accumulated deficit was approximately $1.62 billion. As of the end of the year, the total principal outstanding on our debt was approximately $4.29 billion.

We recently expanded our wholesale agreement with Sprint. Under the revised agreement, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. For mobile WiMAX services provided in 2014 and beyond and for services provided to Sprint's wholesale customers in 2012 and beyond, Sprint will pay us additional usage-based fees for such services.

On December 13, 2011, we closed an offering of $402.5 million in shares of Clearwire Corporation Class A common stock, in an underwritten public offering, and, pursuant to the terms of a Commitment Agreement between Sprint and us, which we refer to as the Commitment Agreement, Sprint exercised its pre-emptive rights to purchase approximately $331.4 million in shares of Class B Common Stock and a corresponding number of Class B Common Units in Clearwire Communications. The

net proceeds from the two offerings were approximately $715.5 million, after deducting underwriting discounts and commissions. Additionally, on January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications LLC, of $300.0 million aggregate principal amount of 14.75% first-priority senior secured notes due 2016 at an issue price of 100%.

Over the long term, we will need to greatly expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and by adding additional wholesale partners. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators in the United States, including Sprint, as their next generation wireless technology.
We believe that, as the demand for mobile broadband services continues its rapid growth, Sprint and other service providers will find it difficult, if not impossible, to satisfy their customers' demands with their existing spectrum holdings. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position to offer offload data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
Initially, we plan to overlay up to 8,000 of our existing mobile WiMAX sites with Time Division Duplex LTE, which we refer to as TDD-LTE, over 20 MHz-wide channels. We plan to focus primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues.
In addition to their mobile WiMAX commitments, Sprint has agreed to prepay us up to another $350 million for future LTE services. The prepayment will be made in installments that are subject to the satisfaction of certain conditions, such as another reseller making a either a prepayment commitment or a “take-or-pay” commitment to us for LTE service and/or Clearwire achieving certain specified LTE deployment targets and network specifications. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets or to meet certain network specifications. As part of the agreement, we agreed to collaborate with Sprint on LTE network design, architecture and deployment, including site selection, and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices that will be capable of roaming on our LTE network, including laptops and smartphones, in 2013.
Internationally, as of December 31, 2011, our networks covered an estimated 2.9 million people and we had approximately 37,000 retail subscribers. We offer 4G mobile broadband services in Seville and Malaga, Spain and a Pre-4G network in Brussels and Ghent, Belgium. As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations and assets in Belgium, Germany and Spain. Our goal is to complete these sales by the second quarter of 2012. As a result, the assets and related liabilities and results of operations of these international operations are separately disclosed as discontinued operations.

The success of our current plans will depend to a large extent on whether we succeed in the following areas: adding new wholesale partners with substantial offload data capacity needs and generating or exceeding the revenue levels we currently expect for that portion of our business; maintaining our retail base and revenues while continuing to realize the benefits from cost savings initiatives; deploying LTE technology on our network; and raising additional capital. Our plans are subject to a number of uncertainties, which are described in more detail below in “Risk Factors.”

Corporate Structure

On November 28, 2008, Clearwire Corporation (formerly known as New Clearwire Corporation), which we refer to as Clearwire or the Company, completed the transactions contemplated by the Transaction Agreement and Plan of Merger dated as of May 7, 2008, as amended, which we refer to as the Transaction Agreement, with Clearwire Legacy LLC (formerly known as Clearwire Corporation), which we refer to as Old Clearwire, Sprint, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, Google Inc., which we refer to as Google, and Intel Corporation, which we refer to as Intel, and together with Comcast, Time Warner Cable, Bright House and Google, the Investors. Under the Transaction Agreement, Old Clearwire was combined with Sprint's mobile WiMAX business, which we refer to as the Sprint WiMAX Business, and the Investors invested an aggregate of

$3.2 billion in the combined entity. We were formed on November 28, 2008, as a result of the closing of the transactions, which we refer to as the Closing, under the Transaction Agreement, which we refer to as the Transactions.

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

We hold all of the outstanding Clearwire Communications Class A Common Units, and all of the outstanding Clearwire Communications Voting Units, representing an approximately 33% economic interest and 100% of the voting power of Clearwire Communications as of December 31, 2011.

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

The ownership interests of Sprint, the Investors and Eagle River in Clearwire as of December 31, 2011 were as follows:

•
Sprint held 627,945,914 shares of Class B Common Stock, representing approximately 48.6% of the voting power of Clearwire, and 705,359,348 units of Clearwire Communications Class B Common Units, representing approximately 51.5% economic rights in Clearwire Communications. Sprint has the right at any time to acquire an additional 77,413,434 shares of Class B Common Stock for the par value of approximately $8,000, which would increase their voting power by an additional 2.9%.

•	Google held 29,411,765 shares of Class A Common Stock, representing approximately 2.3% of the voting power of Clearwire.

•
Intel held 65,644,812 shares of Class B Common Stock, an equivalent number of Clearwire Communications Class B Common Units, and 28,432,066 previously purchased shares of Class A Common Stock, with the shares of Class A and Class B Common Stock together representing approximately 7.3% of the voting power of Clearwire.

•
Time Warner Cable held 46,404,782 shares of Class B Common Stock, representing approximately 3.6% of the voting power of Clearwire, and an equivalent number of Clearwire Communications Class B Common Units.

•	Comcast held 88,504,132 shares of Class B Common Stock, representing approximately 6.9% of the voting power of Clearwire, and an equivalent number of Clearwire Communications Class B Common Units.

•	Bright House held 8,474,440 shares of Class B Common Stock, representing approximately 0.7% of the voting power of Clearwire, and an equivalent number of Clearwire Communications Class B Common Units.

•
Eagle River held 2,728,512 shares of Class B Common Stock and an equivalent number of Clearwire Communications Class B Common Units, and 30,922,958 previously purchased shares of Class A Common Stock, with the shares of Class A and Class B Common Stock together representing approximately 2.6% of the voting power of Clearwire.

At the Closing of the Transactions, Clearwire, Sprint, Eagle River and the Investors entered into the Equityholders'

Agreement which sets forth certain rights and obligations of the parties with respect to the governance of Clearwire, transfer restrictions on Class A Common Stock and Class B Common Stock, rights of first refusal and pre-emptive rights, among other things. As the holders of nearly 71.9% of the total voting power of Clearwire, Sprint, Eagle River and the Investors together effectively have control of Clearwire.

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

The following is a diagram illustrating the structure of Clearwire, its subsidiaries and its stockholders:

Comcast
Time Warner Cable
Bright House
Eagle River1
Intel1
Google
Eagle River2
Intel2
and Other
Stockholders
Sprint3
Class A Common Stock
Clearwire
Corporation
Class B Common Stock (voting)
Class B Common Stock (voting)
Clearwire Communications Voting Units and
Clearwire Communications Class A Common Units
Clearwire Communications Class B Common Units (non-voting)
Clearwire
Communications
LLC
Clearwire Communications Class B Common Units (non-voting)
Clearwire
Legacy LLC
Clear
Wireless LLC
Clearwire
XOHM LLC

________________________

1	Includes Eagle River and Intel with respect to Class B Common Stock and Clearwire Communications Class B Common Units.

2	Includes Eagle River and Intel (with respect to shares held in Old Clearwire that were converted into shares of Clearwire Corporation's Class A Common Stock upon closing of the Transactions).

3	Sprint holds its equity interests in Clearwire and Clearwire Communications through Sprint HoldCo.

Business Strategy

We intend to focus on the following business strategies:

•
Deploying our LTE network: According to a recent forecast by Cisco, global mobile broadband data consumption is expected to grow at approximately a 92% compound annual growth rate from 2010 to 2015. To enable Sprint and other existing and future mobile broadband service providers to meet this growth and to take advantage of our deep spectrum position, we intend deploy LTE on our network. Initially, we plan to overlay up to 8,000 of our existing mobile WiMAX sites with TDD-LTE over 20 MHz-wide channels. We plan to focus primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues. We believe that the scope of our planned LTE deployment will provide us with the best opportunity to generate significant wholesale revenue from Sprint and other prospective wholesale partners over the long term.

•
Leveraging our partnership with Sprint: We should continue to benefit from our partnership with Sprint. Sprint currently offers our 4G mobile WiMAX services to its subscribers as part of a bundled Sprint-branded offering. Sprint also recently agreed to purchase LTE services over our planned LTE network to supplement LTE services it plans to offer over its own network, subject to the satisfaction of certain conditions. Additionally, our agreements with Sprint allow us to provide our customers with dual mode devices that allow roaming between our 4G networks and Sprint's nationwide 3G network, and enable us to leverage Sprint's existing infrastructure for our build out and network deployment. We believe that our new agreements with Sprint will allow us to continue to leverage our current and developing technologies in our business.

•
Adding new wholesale partners: To generate sufficient revenue to meet our needs over the long term, we believe that it is critical that we add new wholesale partners with substantial offload data capacity needs. With our planned LTE network we believe we will be able to offer other carriers an unmatched opportunity to supplement their own networks' 4G data capacity with our services. We believe this opportunity will become critical as those carriers struggle to satisfy their subscribers' increasing demand for 4G mobile data within the constraints imposed by their spectrum holdings. We also believe that our services will potentially appeal to nontraditional providers of mobile data services, including Internet Service Providers, which we refer to as ISPs, Competitive Local Exchange Carriers, which we refer to as CLECs, pre-paid Mobile Virtual Network Operators, which we refer to as MVNOs, retailers, machine-to-machine solution providers and satellite service providers.

•
Maximizing the value of our retail customer base: We are focused on maximizing cash flow from our retail business, and will continue to drive various cost savings initiatives implemented in 2011. Subscriber acquisition will continue to shift to lower cost channels as we exit higher cost distribution points such as our company-owned retail locations. We outsourced a substantial portion of our customer care operations during the third quarter of 2011 and expect to realize the full annual benefit of these cost savings in 2012. Additionally, our recent shift to an exclusively no- contract consumer offer from a two-year contract model should afford us the ability to significantly reduce our up-front expenses associated with a new customer through higher retail device prices and lower commissions expenses in all channels.

•
Realize the benefits of our prior cost saving initiatives: Beginning in late 2010, we implemented various cost savings initiatives and we intend to continue to pursue cost saving opportunities. In 2011, we entered into a managed network services agreement with Ericsson, Inc., which we refer to as Ericsson, and transitioned a substantial portion of our current customer care operations to TeleTech Holdings, Inc., which we refer to as TeleTech, in connection with the expansion of an existing outsourcing agreement. With these agreements and other reductions in our workforce, as of December 31, 2011, we had approximately 3,400 fewer employees than we had at our peak in the third quarter 2010 and ended the quarter with 914 employees. To reduce costs, we also terminated, or elected not to renew, a number of existing tower leases that are not currently used to provide service. In addition, we continued to lower the cost of our retail business by, among other things, increasing the use of lower cost sales channels such as indirect dealers and online sales and reducing the amount we spend on marketing. Each of these actions has lowered our operating costs and our need for additional capital for our current business.

Services

As of December 31, 2011, we offered our services primarily in 88 markets throughout the United States covering an estimated 134.2 million people. Our services today consist primarily of providing wireless broadband connectivity and as of December 31, 2011, we also support fixed Voice over Internet Protocol, which we refer to as VoIP, telephony services for existing retail subscribers in our markets. Our retail services are offered under our CLEAR brand in our 4G markets and under the Clearwire brand in our legacy markets, and we offer 4G mobile broadband services in each of our 71 4G markets through at least one of our wholesale partners.

While we serve a large variety of subscribers, we believe that the majority of our subscriber base in the markets we serve can be divided into the following broad categories:

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

We offer our subscribers a number of Internet services, including mobile Internet access, as our primary service offering. Unlike some broadband services delivered over traditional cellular networks, our 4G mobile broadband network is 100% Internet Protocol-based, which we refer to as IP-based, and provides open and transparent access to the Internet without any device restrictions or constraints imposed by a specific operating system or application-based interface.

Wholesale Services

We offer 4G mobile broadband services through one or more of our wholesale partners in each of our 71 4G markets. Approximately 23% of our wholesale subscribers were users of multi-mode 3G/4G devices residing in areas where we have not yet launched 4G service, but from whom we currently receive an insignificant amount of revenue. Our wholesale partners offer our services as part of their branded offerings. Under existing commercial agreements, some of our wholesale partners are able to offer the same types of services as Clearwire in our 4G markets. Under our revised agreement with Sprint, they will pay us approximately $925.9 million for unlimited 4G mobile WiMAX services for 2012 and 2013, and will pay us additional usage-based fees for mobile WiMAX services provided in 2014 and beyond. Most of our other wholesale partners buy usage on the Clearwire network on a usage based or “$ per bit” basis and then configure their own unique mobile broadband offers. Additionally, our wholesale partners may offer customized services over our network, subject to technical feasibility and no material degradation of the quality of the other services we provide over our network.

Our wholesale partners generally market their branded version of our services to both existing and new subscribers, through a variety of sales and marketing channels. Sprint currently offers their branded version of our service in all 71 of our domestic 4G markets. The services are primarily sold in connection with multi-mode devices. For 2011, the vast majority of our wholesale subscribers and wholesale revenues came from Sprint and we expect that to continue for the foreseeable future. Sprint also recently agreed to purchase LTE services over our planned LTE network to supplement LTE services it plans to offer over its own network.

Comcast and Time Warner resell our services in approximately 56 markets as of December 31, 2011, but are expected to reduce or eliminate additional sales during 2012 as part of their recent co-marketing agreements with Verizon Wireless Inc., which we refer to as Verizon Wireless. Collectively, the wholesale subscribers we receive from Comcast and Time Warner comprise less than 5% of our total wholesale subscribers as of December 31, 2011.

We also entered into agreements with the following additional wholesale partners: Best Buy, CBeyond, Mitel, NetZero, Simplexity, and Locus Telecommunications. Our agreements with each of our wholesale partners are nonexclusive, therefore we have the ability to enter into additional wholesale agreements with other new partners. Given our belief that in the long term we will need revenues beyond those we currently expect to receive from Sprint and our existing wholesale partners, going forward, we will continue to focus our efforts on adding new wholesale partners with substantial offload data capacity needs that could utilize both or either of our WiMAX and planned LTE networks.

Retail Services

CLEARtm Mobile Broadband Services

As of December 31, 2011, we offered our CLEAR branded retail services over our 4G mobile broadband network in 71 markets in the United States covering an estimated 131.9 million people. Of these 131.9 million people, approximately 22.5 million are covered by sites built to satisfy the substantial service requirements of our Broadband Radio Service, which we refer to as BRS, and Educational Broadband Service, which we re refer to as EBS, licenses, which are mandated by the Federal Communications Commission, which we refer to as the FCC. While we do not actively market CLEAR retail service to the people covered by these sites, our 4G mobile broadband service can be activated and used in these areas by both retail and wholesale customers.

We offer our CLEAR subscribers choice and simplicity in our service offerings, which can be combined in multiple ways to meet the subscribers' specific needs. Starting on October 30, 2011 we rolled out a more streamlined service offering that is exclusively no-contract, discontinues the equipment lease option in favor of a purchase-only model, and does not impose any usage caps or overage charges. These new plans are available for fixed home, mobile USB, and mobile hotspot devices and offer two monthly recurring price points based on download speed limitations. We also offer short term access plans in 2-hour, daily, or weekly increments. Customers on rate plans and offers that were available prior to October 30, 2011 continue to be supported under their original terms of service, with the option to migrate to one of the new plans currently available.

On October 30, 2011 we discontinued sales of our business service plans, as well as the bundled plans that combined multiple services (i.e. home and mobile) for a discounted rate. Customers may still purchase multiple services and devices on a single account, however the monthly charge will be the simple sum of each component. We also discontinued sales of our multi-mode service plan, which allowed customers to access both our 4G mobile broadband network and CDMA/EVDO Rev. A networks operated by Sprint. Existing customers that had signed up for bundled plans, multi-mode plans, or business plans prior to October 30, 2011 continue to be supported under their original terms of service, with the option to migrate to one of the new plans currently available.

Additionally, on October 30, 2011 we also discontinued new sales of our fixed VoIP telephony services on our 4G mobile broadband network. On December 20, 2011 we announced that we had entered in to an agreement with Alianza Global Communication Services, LLC, which we refer to as Alianza, a leading provider of cloud-based VoIP solutions, wherein Alianza will oversee day-to-day VoIP operations for Clearwire and supply the end-to-end network components for the hosted VoIP platform. We expect the migration of the existing CLEAR VoIP subscriber base to Alianza's platform to be completed in the first half of 2012, during which time those subscribers will continue to be supported under their original terms of service.

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

Clearwiretm Pre-4G Mobile Broadband Services

On October 30, 2011 we ceased sales activity in the 17 markets where we had historically offered Clearwire branded Pre-4G service and are no longer adding new customers in those areas.  Subscribers to Clearwire’s Pre-4G service will continue to be supported under their original terms of service. Subscribers to Clearwire’s VoIP service in these Pre-4G markets will be part of the aforementioned transition to the Alianza hosted VoIP platform.

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

As of December 31, 2011, we offered our services in 88 markets in the United States covering an estimated 134.2 million people, and we had approximately 1.3 million retail and 9.1 million wholesale subscribers in the United States. We operate a 4G mobile broadband network in 71 of our markets in the United States, covering an estimated population of 131.9 million people, as of December 31, 2011. These markets include, among others, Atlanta, Baltimore, Boston, Charlotte, Chicago, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Los Angeles, New York, Philadelphia, Pittsburgh, Portland, Orlando, Salt Lake City, San Antonio, San Francisco, Seattle, St. Louis and Washington D.C. Additionally, at least one of our wholesale partners offers a branded version of our 4G services in each of our 4G markets.

We also plan to begin the build of our high capacity LTE network in early 2012. Initially, we plan to overlay up to 8,000 of our existing mobile WiMAX sites with TDD-LTE over 20 MHz-wide channels. We plan to focus primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues.

Internationally, as of December 31, 2011, our networks covered an estimated 2.9 million people and we had approximately 37,000 retail subscribers. We offer 4G mobile broadband services in Seville and Malaga, Spain and Pre-4G network in Brussels and Ghent, Belgium. As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations and assets in Belgium, Germany and Spain. We expect these sales to be completed by the second quarter of 2012. As a result, the assets and related liabilities and results of operations of these international operations are separately disclosed as discontinued operations. We also have minority investments in companies that offer services in Mexico and Ireland.

Sales and Marketing

Our current marketing efforts include the selective deployment of a full range of integrated marketing campaigns and sales activities, including advertising, direct marketing, public relations and promotional events (including contests and sweepstakes) to support our sales channels. These activities may be implemented in full or in part, in certain markets, or at certain times of the year at our discretion. We have also offered promotional pricing plans and other financial incentives, such as gift cards, discounted devices and reduced introductory rate plans, in order to attract new subscribers. We may seek out and implement co-branding advertising and/or marketing opportunities with our wholesale partners, equipment vendors, and other telecommunication and media companies.

Wholesale Distribution

We have wholesale agreements with a range of wireless, retail, ISP, business services and pre-paid service providers. These agreements provide us with significant additional distribution channels for our services. Under these agreements, our wholesale partners are permitted to market and resell wireless broadband services over our network to their end user subscribers. Currently we have at least one wholesale partner offering our 4G mobile broadband services in all of our 4G markets, including Sprint, which offers our services in all of our 4G markets. Any purchasers of 4G mobile broadband services through these agreements remain subscribers of our wholesale partners, but we are entitled to receive payment directly from our wholesale partners for providing the 4G mobile broadband services to those subscribers. In addition to our wholesale agreements with our current wholesale partners, we are currently seeking to enter into other wholesale agreements with other third parties.

The success of our current plans will depend to a large extent on whether we succeed in adding new wholesale partners with substantial offload data capacity needs and generating or exceeding the revenue levels we currently expect for that portion of our business. Going forward, we will continue to focus our efforts on adding new wholesale partners that could utilize both or either of our WiMAX or planned LTE networks, and that will be likely to require substantial excess data capacity from us to fulfill their customer's needs. Our wholesale business is subject to a number of uncertainties, which are described in more detail below in “Risk Factors - Our business has become increasingly dependent on our wholesale partners, and Sprint in particular; if we do not receive the amount of revenues we expect from existing wholesale partners or if we are unable to enter into significant wholesale agreements with additional wholesale partners, our business prospects, results of operations and financial condition would be materially and adversely affected, and/or we could be required to revise our current business plans.”

Retail Distribution Channels

Although our current plans contemplate a reduction in spending related to our retail services, we plan to continue to use multiple distribution channels to reach potential subscribers, including:

National and Local Indirect

Our indirect sales channels have historically included a variety of authorized representatives, such as traditional cellular retailers, consumer electronics stores, satellite television dealers and computer sales and repair stores. On October 30, 2011, we restructured our local indirect channel and now work primarily with 11 regional “master agents” that represent the CLEAR brand and products to several thousand individual local dealers across the majority of our markets. These master agents and their dealers assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns. We also offer our services pursuant to distribution agreements through national retail chains such as Best Buy.

Internet and Telephone Sales

In our advertising and marketing materials, we direct prospective subscribers to our website or our telesales centers in our advertising. Our website is a fully functional sales channel where subscribers can check pricing and service availability, view coverage maps, research rate plan features and device purchase options, and activate accounts by using a credit card. Prospective subscribers can also call in to one of our telesales centers to activate service.

Direct and Retail Presence

We have hired salespeople and other agents to sell our services directly to consumers, primarily from retail stores and kiosks. Our direct sales and marketing efforts also include direct mailings to potential subscribers in our network coverage area. Our salespeople and agents also set up mobile kiosks at local community events and near retail establishments or educational institutions to demonstrate our services. We market our products and services through a number of Clearwire operated retail outlets, including retail stores, but primarily kiosks located in malls and shopping centers. As part of our cost reduction and efficiency efforts in 2011, we closed many of our direct retail stores and will continue to shift focus from this distribution channel to our national indirect, local indirect and web based channels.

Customer Service and Technical Support

We are focused on providing a simple, yet comprehensive, set of set-up and self-service tools. The intent is to support an environment where subscribers acquire their 4G mobile broadband devices from a variety of distribution channels and have the option to easily subscribe and initiate self-activation through an online web-based portal. However, while pursuing a self-service strategy, there will still be a need for live support for technical and non-technical subscriber issues. Until June 2011 we operated two customer call centers in the United States. In June, we outsourced substantially all of CLEAR's day-to-day customer care support. We currently partner with several service providers who deliver our customer support including TeleTech, Stream Global Services, NCO and Aditya Birla Minacs.

We believe reliable customer service and technical support are critical to attracting and retaining subscribers, and we currently provide the following support for all retail subscribers:

•	toll-free, live telephone and web-chat assistance available seven days a week;

•	resources on our website that cover frequently asked questions and provide signal and networking tips; and

•	online account access.

Our Networks

Overview

Our 4G mobile broadband network is a telecommunications system designed to support fixed, portable and mobile service offerings over a single network architecture. This telecommunications system consists of three primary elements, including the radio access network, which we refer to as RAN, the network core and the backhaul network.

As of December 31, 2011, we operated a 4G mobile broadband network in 71 of our markets in the United States, covering an estimated population of 131.9 million people. We currently operate a network based on Pre-4G radio access technology in our legacy markets. We believe that both our Pre-4G network and our 4G mobile broadband network have certain key advantages over 2G/3G technologies that are currently available, such as:

•	simple self-installation by subscribers and provisioning of modems;

•	supports fixed, portable and mobile service offerings using a single network architecture;

•	flexible and scalable IP-based architecture capable of very high capacity and efficient quality of service;

•	a radio access technology that can service large metropolitan or small rural areas;

•	ability to provide overlapping coverage from multiple sites for reliable and robust connectivity; and

•	enhanced reliability and reduced latency provided by linking our towers via a microwave ring topology that carries the majority of our backhaul traffic over licensed and unlicensed frequencies.

Additionally, our future plans focus on deploying LTE on our network alongside existing mobile WiMAX. In November 2011 we reached agreement with Sprint to collaborate on LTE network design, architecture and deployment, including site selection and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices to roam on our network, including laptop cards and smartphones, in 2013. We have also agreed with Sprint to jointly meet with government agencies to discuss the security of our LTE network, and if requested by Sprint, to implement a "trusted delivery system" for network equipment vendors. Additionally, subject to the satisfaction of certain network build-out conditions, Sprint has agreed to prepay us up to $350 million in installments once certain milestones are achieved for future services to be provided to Sprint over our planned LTE overlay network. These milestones and conditions include another reseller making a either a prepayment commitment or a “take-or-pay” commitment to us for LTE service and/or Clearwire achieving certain specified LTE deployment targets and network specifications. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets or to meet certain network specifications.

Our initial LTE deployment, which we refer to as the LTE Network, would initially cover up to 8,000 of our existing mobile WiMAX sites with TDD-LTE over 20 MHz-wide channels. We plan to focus primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity. We believe that this scope of LTE deployment will provide us with the best opportunity to receive significant wholesale revenue from current and future wholesale partners over the long term, while not substantially impairing our retail business. In addition to the deployment of LTE, further network development may include, among other things, augmenting capacity in our current markets, increasing coverage areas in those markets, and expanding our network to new markets.

Technology

Our mobile WiMAX, Pre-4G and planned LTE networks are all wireless IP-based, Ethernet platforms that are also built around orthogonal frequency-division multiplexing, which we refer to as OFDM, and Time Division Duplex, which we refer to as TDD, both of which allow us to address two challenges that face wireless carriers, namely non-line of sight, which we refer to as NLOS, performance and frequency utilization. Our Pre-4G network, in both our domestic and international markets, relies on Expedience, a proprietary technology, which supports delivery of any IP-compatible broadband applications, including high-speed Internet access and fixed VoIP telephony services.

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

Radio Access Network Components

Our RAN covers the “last mile” and connects our subscribers with our tower sites. Our RAN is comprised of base station transceivers and end user devices used by our subscribers. One of the end user devices is the customer premise equipment, which we refer to as CPE. The CPE is a NLOS wireless modem that connects to any IP-based device, such as a computer or a Wi-Fi router, using a standard Ethernet connection. It is simple to install and requires no service provider configuration or support and no software download or installation, a subscriber only needs to connect the CPE to an external power source and to their computer. In addition to the CPE, we also offer WiMAX USB dongles that connect to our subscribers' personal computers, which we refer to as PCs, in all of our domestic markets. A number of PC original equipment manufacturers, which we refer to as OEMs, have embedded WiMAX chipsets in their laptop models and made them available for sale in major retail stores like Best Buy, as well as online. The laptop subscribers can in turn sign up for 4G services on our network. Starting in mid-2010, Sprint also started offering multi-mode 3G/4G smartphones on our network.

The base station allows for 360 degree coverage by employing multiple transceivers and antennas on a single tower to maximize subscriber density and spectral efficiency. This setup is scalable, expandable and flexible, allowing us to control costs to promote efficient expansion as our subscriber base grows. Our base stations generally are located on existing communications towers, but can also be placed on rooftops of buildings and other elevated locations. We generally lease our tower locations from third parties. As of December 31, 2011, approximately 40% of our towers are co-located on Sprint's towers.

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

Backhaul Network

Our backhaul network is responsible for transmitting data and voice traffic between our tower sites and the network core. Operators have previously relied primarily upon wireline backhaul networks to handle this traffic. However, in most of our markets, whether the networks utilize Pre-4G, mobile WiMAX or planned LTE technology, we rely primarily upon microwave backhaul. Our microwave backhaul network wirelessly transmits data traffic from one location to another, such as from our tower locations to our network core. We believe that microwave backhaul significantly reduces our overall backhaul expenses and improves our ability to scale our backhaul network as the amount of data traffic over our network grows, while at the same time maintaining the same or better reliability than wireline based backhaul networks.

Network Core

The network core routes the data traffic from our backhaul network to the Internet or, for our voice services, the public switched telephone network, which we refer to as PSTN. The primary functions of the mobile 4G core include:

•	authenticating and authorizing subscribers;

•	aggregating and routing traffic to and from the Internet;

•	subscriber provisioning and billing;

•	controlling IP addresses and connecting to the Internet; and

•	offering value-added services such as live video, location-based services, and music broadcast programming.

Network Management and Operational Support Systems

We also use a network management system that incorporates a complete set of management tools to enable the configuration, management, monitoring and reporting of all network status elements. This system provides secure, centralized and remote configuration of base stations, devices, switches and other network elements. The system reports to and alerts our system administrators to alarms and faults, and monitors system performance down to the individual devices. It supports customizable report generation to track network performance, utilization and capacity.

LTE Ecosystem

As operators around the world continue to make investments towards deploying LTE technology, which the Global Mobile Suppliers Association has identified as the fastest developing mobile system technology ever, a robust ecosystem is developing to support LTE systems. Mobily launched the first TDD-LTE system in Saudi Arabia in September 2011 and TDD-LTE commercial service has since been launched by Softbank's Wireless City Planning in Japan, Sky in Brazil and Aero2 in Poland. In addition, Clearwire and several wireless operators around the world have announced plans to launch commercial TDD-LTE service including Reliance Infocomm and Bharti Airtel in India and Hi3G in Sweden. Furthermore, China Mobile, the world's largest mobile carrier in terms of subscribers, has begun the second phase of its TDD-LTE network trial in six cities and announced plans to install 10,000 to 20,000 TDD-LTE base stations in 2012 with potential for an additional 60,000 in 2013. In total, these operators serve more than 1 billion wireless customers who are potential consumers of TDD-LTE service. As such, the ecosystem is developing with all major infrastructure vendors (including Huawei, Samsung, Ericsson, Alcatel-Lucent, Alvarion, Nokia Siemens and ZTE) and chipset vendors (including Qualcomm, Infineon, Altair, Sequans, Innofidei, Wavesat, Broadcom, Runcom LG, Huawei, Samsung and ST-Ericsson) committed to support TDD-LTE. According to ABI Research, at least 500,000 base stations will be installed or upgraded for TDD-LTE by the end of 2016.
In February 2011, Clearwire, along with China Mobile, Softbank, Bharti Airtel and Vodafone co-founded the Global TDD-LTE Initiative, which we refer to as GTI, consortium to advocate cooperation among global operators to promote TDD-LTE. In addition, Clearwire and China Mobile have agreed to work together to accelerate the development of TDD-LTE devices for a robust ecosystem that supports multi-mode, multi-band devices with minimum component complexity networks, and in this vein, have come to agreement, in conjunction with the GTI, on common test specifications and joint interoperability testing, which we refer to as IOT, for TDD-LTE devices in the global band configurations, including 2.3GHz to 2.7GHz. As such, China Mobile, Clearwire and other GTI operators will establish 4G mobile broadband labs featuring a joint test platform and IOT environment for TDD-LTE devices, which will allow for the evaluation and qualification of commercial TDD-LTE devices simultaneously in the United States, China, and other promising markets, using common testing methodology, equipment, and infrastructure. Clearwire and China Mobile have also agreed to collaborate to enable worldwide data roaming among TDD-LTE, FDD-LTE and other 2G/3G networks.
Spectrum

Our network operates over licensed spectrum in our domestic and international markets. We believe using licensed spectrum enables us to provide a consistently higher quality of service to our subscribers, without the interference that is typically associated with unlicensed frequency bands.

United States

We hold approximately 140 MHz of spectrum on average across our national spectrum footprint and approximately 160 MHz of spectrum on average in the 100 largest markets in the United States. Our deep spectrum position in most of our markets enables us to offer our subscribers significant mobile data bandwidth, with potentially higher capacity than is currently available from other carriers. In the United States, licensed spectrum is governed by the FCC rules that provide a license holder with exclusive use of a specified spectrum frequency band and restrict interference from other licensees and spectrum users, providing some protection against interruption and degradation of service.

We have designed our network in the United States to operate primarily on spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for Broadband Radio Service, which we refer to as BRS, and Educational Broadband Service, which we refer to as EBS. Most BRS and EBS licenses are allocated to specific Geographic Service Areas. Other BRS licenses provide for 493 separate Basic Trading Areas, which we refer to as BTAs. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, apart from a few EBS licenses we acquired under an old EBS rule, we access EBS spectrum through long-term leasing arrangements with EBS license holders. EBS leases entered into before January 10, 2005 may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases and the applicable FCC rules and regulations. The initial term of EBS leases entered into after January 10, 2005 is required by FCC rules to be coterminous with the term of the license. In addition, these leases typically give the leaseholder the right to participate in and monitor compliance by the license holder with FCC rules and regulations. EBS leases entered into after July 19, 2006 that exceed 15 years in length must give the licensee the right to reassess their educational use requirements every five years starting in year 15. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party's offer to lease the same spectrum. Our leases are generally transferable, assuming we obtain required governmental approvals.

We have BRS licenses and leases, as well as EBS leases, in a large number of markets across the United States. We believe that our significant spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band is optimal for delivering our 4G mobile broadband services. As of December 31, 2011, we believe we were the largest holder of licensed wireless spectrum in the United States. As of December 31, 2011, we owned or leased, over 46 billion MHz-POPs of spectrum in the United States. Of this over 46 billion MHz-POPs of spectrum in the United States, we estimate that we own approximately 41% of those MHz-POPs with the remainder being leased from third parties, generally under lease terms that extend up to 30 years. As of December 31, 2011, the weighted average remaining life of these spectrum leases based on the value of all payments that we are amortizing over the life of the spectrum leases was approximately 25 years, including renewal terms.

International

As of December 31, 2011, we held spectrum rights in Belgium, Germany and Spain. We also held minority investments in companies that holds spectrum in Mexico and Ireland. In each of Germany and Spain, our licenses cover the entire country. Our licenses in Belgium cover a significant portion of the country's population. A summary of the international spectrum rights held by our subsidiaries is below, including the frequency band in which the spectrum is held, an estimate of the population covered by our spectrum in each country and the total MHz-POPs of our spectrum.

Country	Frequency (GHz)	Licensed population(1)	MHz-POPs(2)
		(In millions)	(In millions)
Belgium	3.5	7.2	720.8
Germany	3.5	82.8	3,477.6
Spain	3.5	45.5	1,820.0
____________

(1)	Estimates based on country population data derived from the Economist Intelligence Unit database.

(2)	Represents the amount of our spectrum in a given area, measured in MHz, multiplied by the estimated population of that area.

As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations and assets in Belgium, Germany and Spain. Our goal is to complete these sales by the second quarter of 2012. As a result, the assets and related liabilities and results of operations of these international operations are separately disclosed as discontinued operations.

Research and Development

Our research and development efforts have focused on the design of our networks, enhancements to the capabilities of our networks and the evolution of our service offerings. A significant portion of our research and development efforts involves working with the suppliers of our network infrastructure and subscriber equipment. We are currently working with Intel, Nokia Siemens Networks, Samsung, Huawei Technologies Co., Ltd, which we refer to as Huawei, Cisco Systems Inc., which we refer to as Cisco, and other vendors to further develop network components and subscriber equipment for our 4G mobile broadband network.

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

Suppliers

For our 4G mobile broadband network, we are using a number of suppliers for our network components and subscriber equipment, including Nokia Siemens Networks, Samsung, Huawei, Intel and Cisco, among others. We are also parties to a Customer Care and Billing Services Agreement with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs is the exclusive provider of a customer care and billing platform for both our retail and wholesale businesses.

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

Cellular and PCS Services

Cellular and personal communications services, which we refer to as PCS, carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. With their existing 2G and 3G networks, these providers have substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. Furthermore, several of these carriers have begun deploying or have deployed 4G services on their networks. Carriers such as AT&T Inc., which we refer to as AT&T, and Verizon Wireless, among others, have either begun to deploy LTE, which may deliver performance that is similar to, or better than, and is expected to be more widely accepted than the mobile WiMAX technology we have currently deployed on our network. Verizon Wireless has launched LTE in in over 100 markets to date, and has announced plans to cover its entire existing 3G footprint with LTE by the end of 2013. AT&T started deploying LTE on its network in late 2011 and has launched LTE in approximately 25 markets as of January 2012. Additionally, both AT&T and T-Mobile USA Inc., which we refer to as T-Mobile, have upgraded their networks to HSPA+ technology, which they are currently marketing as a 4G technology. The mobility and coverage offered by these carriers under their existing networks, combined with their new 4G networks, will provide even greater competition than we currently face.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Time Warner Cable and Comcast, as well as incumbent telephone companies, such as AT&T, CenturyLink, Inc. and Verizon Communications, Inc., which we refer to as Verizon.

Wireless Broadband Service Providers

We also will face competition from other wireless broadband service providers that use licensed spectrum. Moreover, if we are successful, we expect these and other competitors to adopt or modify our technology or develop a technology similar to ours. We believe that, as network infrastructure based on 4G technologies becomes more widely available and manufacturers develop and sell handheld communications and consumer electronic devices that are enabled to communicate using these networks, other network operators will introduce 4G mobile broadband services comparable to ours in both our domestic and international markets. For example, a company named LightSquared has announced plans to build a 4G wireless broadband network that will be wholesale-only. They are planning to build an integrated LTE-satellite network. While the network has not yet launched, if LightSquared's network is built and is successful, it may provide significant additional competition for our wholesale business.

Satellite

Satellite providers like WildBlue Communications, Inc. and Echostar Corporation offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge the ability to provide some services, such as VoIP, and reduces the size of the addressable market. Additionally, there is a pending request of mobile satellite services operators, including LightSquared and Dish Network Corporation, for relief from gating requirements; such relief would allow them to move away from a primary satellite service to a terrestrial offering that could compete more directly with us.

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

International

In our international markets, we generally face competition from incumbent telecommunications companies that provide their own wireless broadband services, as well as from other companies that provide Internet connectivity services. Although in certain European countries, incumbent telecommunications companies may have a dominant market share based on their past status as the single operator of telecommunications services in a particular country, these incumbent telecommunications companies rely on systems initially designed for voice transmission which have been upgraded to provide wireless broadband services.

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

On March 22, 2007, the FCC initiated an inquiry into the performance of the broadband marketplace under the FCC's 2005 Internet Policy Statement, which we refer to as the Policy Statement that put in place principles intended to ensure that broadband networks are widely deployed, open, affordable and accessible. On August 20, 2008, the FCC released an enforcement order - referred to as the Comcast Order - finding that under the specific facts of a complaint before it, a certain network management practice of a broadband provider violated the Policy Statement. The Comcast Order was appealed by the carriers subject to the enforcement action primarily on the grounds that the FCC had failed to establish the jurisdictional source for its actions with regard to broadband Internet access providers. In October 2009, the FCC issued a Notice of Proposed Rulemaking, which we refer to as NPRM, proposing the codification of the Policy Statement and the addition of two new principles applicable to broadband Internet access providers related to non-discrimination and transparency. This proceeding is known as the “Open Internet” proceeding or the “Net Neutrality” proceeding. In April, 2010, the U.S. Court of Appeals for the District of Columbia granted Comcast's petition for review and vacated the FCC's Comcast Order throwing into question not only the jurisdictional basis for the FCC's specific enforcement action, but also the degree to which it more generally had authority to regulate broadband Internet access services. In light of the court's ruling, in July 2010, the FCC sought further comment in its “Open Internet” proceeding, and finally, in December 2010, the FCC adopted its new rules with its release of a Report and Order. The new rules create a new Part 8, which fall into three primary categories: transparency; no blocking, and non-discrimination. Under the Report and Order, mobile wireless carriers like Clearwire are subject to a less burdensome regulatory regime than fixed broadband providers. The key obligations that apply to mobile service providers, including transparency, or disclosure of network management practices and device certification procedures, and no blocking of lawful content/applications that compete with carrier provided voice and/or video services, appear to be generally consistent with Clearwire's existing practices. In addition, the Report and Order explicitly recognizes that wireless network operators face unique challenges in managing their networks and that this is reflected in what constitutes “reasonable network management' under the Report and Order for wireless carriers. In imposing the rules on broadband Internet providers, the Commission turned to its existing sources of jurisdictional authority rather than reclassifying broadband Internet access service as common carrier service. The Report and Order faces challenges through petitions for reconsideration and court appeals, and, possibly Congressional action, but in the meanwhile it is not expected to have a significant impact on our operations.

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

The FCC also is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal USF mechanisms. In September 2009, the FCC initiated an inquiry into truth-in-billing issues that asks whether the FCC's current truth-in-billing regulations should be applied to broadband Internet access services. The notice also seeks comment on whether carriers should be required to provide consumers with information regarding service quality, equipment quality and specific disclosures regarding service features and plans. Again, it is possible that this inquiry will be the foundation for a future proposed rulemaking. On April 11, 2011, the FCC adopted rules that impose roaming obligations on wireless broadband service providers who use compatible technology. Roaming arrangements must be under commercially reasonable terms and conditions. The FCC left specific details on prices, terms, or other conditions for future proceedings. The FCC released an Order and NPRM extending its Hearing Aid

Compatibility, which we refer to as HAC, requirements that already apply to CMRS carriers to other wireless service providers such as Clearwire. The Order requires carriers such as Clearwire to comply with HAC requirements within two years of the introduction of a handset using a new air interface, such as WiMAX or WiFi or within two years of the adoption of an industry-wide HAC standard for that air interface, whichever is later. The rules do not apply to devices that are not handsets. The rules also require specific labeling regarding HAC, including disclosures of limitations that may exist for certain multi-mode handsets where industry-wide HAC standards do not yet exist. In addition, the FCC is tasked with implementing the Twenty-First Century Communications & Video Accessibility Act of 2010, which we refer to as the Accessibility Act, which was signed into law in October 2010. The Accessibility Act is designed to ensure that individuals with disabilities have access to emerging IP-based communication and video programming technologies. Section 716 of the Accessibility Act requires service providers of advanced communications services and manufacturers of equipment and software used with those services to ensure that their equipment and services will be accessible to people with disabilities, unless not achievable. On January 12, 2012, the FCC, pursuant to Sections 202 and 203 of the Accessibility Act, issued rules governing closed captioning requirements of certain video programming delivered via Internet protocol. The new rules do not apply to Internet service providers who only provide its customers with access to a third party's video programming so the impact on our operations is expected to be minimal.

On May 12, 2011, the FCC issued an NPRM that proposed rules requiring broadband and interconnected VoIP service providers to report outages. The industry opposed certain aspects of the proposed rules including burdensome reporting requirements. The FCC is expected to issue rules in early 2012.

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

The FCC also has determined that all “interconnected” VoIP service providers are required to contribute a percentage of interstate gross revenues to the USF beginning October 1, 2006. On June 1, 2007, the United States Court of Appeals for the District of Columbia Circuit upheld the FCC's order that interconnected VoIP providers contribute to the USF on the basis of a 64.9% safe harbor or on the basis of actual traffic studies. Our VoIP service qualifies as “interconnected VoIP” for purposes of USF regulation and therefore is subject to this fee which may be passed on to our subscribers. We have incorporated this fee requirement into our VoIP billing system and collect and remit federal USF payments. On November 5, 2010, the FCC released a Declaratory Ruling stating that it is lawful for states to impose intrastate USF contribution obligations on the intrastate revenues of nomadic interconnected VoIP providers, provided that the assessment methodology uses the federal methodology for allocating revenues between the interstate and intrastate jurisdictions (64.9% safe harbor, traffic studies, or actual allocations), and guards against duplicative assessment of the same intrastate VoIP revenues by multiple states. Since then, several states have begun imposing USF obligations upon nomadic interconnected VoIP providers, consistent with the FCC's ruling, and more are expected to follow suit in the future.

The FCC is conducting a comprehensive proceeding to address all types of IP-enabled services, including interconnected VoIP service, and to consider what regulations should be applied to such services. The FCC has imposed E911-related requirements on interconnected VoIP, including our service that require providers to transmit, via the wireline E911 network, all 911 calls, as well as a call-back number and the caller's registered location for each call, to the appropriate public safety answering point. In addition, all interconnected VoIP providers must obtain a subscriber's registered location before activating service and allow their subscribers to update their registered location immediately if the subscriber moves the service to a different location. Interconnected VoIP providers are also required to advise subscribers of the differences between dialing 911 using VoIP service from dialing 911 using traditional telephone service, and to provide warning labels with VoIP CPE. On May 31, 2007, the FCC initiated a proceeding proposing to adopt additional E911 obligations for providers of portable, nomadic or mobile interconnected VoIP service, including a requirement to identify subscribers' physical locations through an automatic location technology that meets the same accuracy standards that apply to providers of CMRS. The FCC has also proposed to tighten the current accuracy standards into a single, technology neutral standard and to clarify the geographic area over which wireless E911 providers must satisfy the E911 accuracy requirements. The FCC has also requested comment regarding automatic location information for E911 calls including a proposal of joint responsibility for automatic location information for both over-the-top VoIP providers and underlying broadband providers. If adopted, these rules likely will apply to Clearwire's interconnected VoIP service. E911 service for interconnected VoIP service is also subject to E911 funding obligations in certain states. Building on the Notice of Inquiry, the FCC issued an NPRM regarding Next Generation E-9-1-1on September 22, 2011. The Commission noted that the proceeding is intended to encourage the upgrade of the nation's legacy 9-1-1 system to utilize IP-based technologies and services like text, photo and streaming video to assist consumers and enhance situational awareness in emergencies. The proceeding could result in additional E911 obligations being imposed on us.

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

On March 24, 2008, FCC rules became effective extending local number portability requirements to interconnected VoIP providers and clarifying that local exchange carriers and CMRS providers have an obligation to port numbers to VoIP providers. In May 2009, the FCC also extended new 24-hour service discontinuance rules to VoIP providers.

On October 27, 2011, the FCC issued an order and Further Notice of Proposed Rulemaking, which we refer to as FNPRM, reforming the intercarrier compensation mechanism. While some details were left to be decided by the FNPRM, the order included rules about compensation for VoIP traffic over the PSTN that are not expected to have a significant impact on us. The FNPRM seeks comment on a comprehensive framework for IP-to-IP interconnection traffic.

The FCC is considering additional issues; including outage reporting rules for interconnected VoIP and whether the Commission's cramming rules should apply to interconnected VoIP service providers. Depending upon the outcomes of these proceedings, our costs to provide VoIP service may increase.

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

The FCC also clarified the procedure by which BRS and EBS licensees must demonstrate substantial service, requiring most BRS licensees to demonstrate substantial service by May 1, 2011 but extending the deadline for EBS licensees to November 1, 2011. Substantial service showings demonstrate to the FCC that a licensee is using its spectrum and failure to make the showing may lead to loss of the license. For our spectrum, we satisfied the substantial service requirements for all owned and leased licenses associated with each of our commercially launched markets, whether Pre-4G or 4G, by the applicable deadline and have received or expect to receive notice from the FCC of favorable action on the applications. For licenses covering areas outside of our commercially launched markets, Clearwire or its lessors satisfied the substantial service requirements by the deadline, either by demonstrating compliant network coverage or sufficient educational use, with the exception of a de minimus number of licenses where a request for waiver and extension of time was timely filed. As with its commercially launched markets, Clearwire has received or expects to receive notice from the FCC of favorable action on these applications. Now that all of Clearwire's leased EBS spectrum is in use, the EBS spectrum licensees have been provided with devices and broadband service pursuant to their lease agreements with us that permit them to meet the FCC's ongoing educational use obligations.

In addition, 42 BRS BTA licenses that we obtained at a 2009 FCC spectrum auction have a substantial service deadline of May 1, 2014. We are in the process of executing a plan to comply with the substantial service requirement for these 42 licenses by the deadline and believe that we will satisfy the substantial service requirements for these licenses.

The FCC released a NPRM on May 25, 2010 proposing modifications to its renewal, permanent discontinuance of service, and partitioning and disaggregation rules. Clearwire and the wireless industry in general have opposed the proposed changes because they would require additional, more complex, processes and paperwork that would add to the regulatory burdens already facing wireless carriers. This proceeding remains pending.

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

In certain international markets, our subsidiaries are subject to rules that provide that if the subsidiary's wireless service is discontinued or impaired for a specified period of time, the spectrum rights may be revoked.

Clearwire/Sprint Transaction Regulation

The FCC's order approving the Transactions was released on November 7, 2008. A “Petition for Reconsideration” of the order was filed by the Public Interest Spectrum Coalition, which we refer to as PISC, on December 8, 2008 and is currently pending at the FCC. In its petition, PISC expressed its support for the FCC's decision to approve the Transactions but asked the FCC on reconsideration to 1) remove BRS spectrum from the screen the FCC used to analyze the competitive effect of the proposed transaction; and 2) impose a condition on us to ensure that we follow through on our commitment to build and operate an open network consistent with the FCC's Policy Statement by subjecting Clearwire's third-party contractual arrangements to review. We opposed PISC's petition but also noted that the PISC petition's narrow scope eliminated any need for the FCC to subject its decision to approve the Transactions to further review.

In connection with the FCC's approval of the Transactions, we committed to meet the Sprint Nextel Merger Order conditions that require Sprint to offer service in the 2.5 GHz band to a population of no less than 15 million Americans by August 7, 2009. This deployment included areas within a minimum of nine of the nation's most populous 100 BTAs and at least one BTA less populous than the nation's 200th most populous BTA. In these ten BTAs, the deployment covered at least one-third of each BTA's population. On August 4, 2009, we filed a letter with the FCC providing notice that we have fulfilled this commitment. The parties further committed to offer service in the 2.5 GHz band to at least 15 million more Americans in areas within a minimum of nine additional BTAs in the 100 most populous BTAs, and at least one additional BTA less populous than the nation's 200th most populous BTA, by August 7, 2011. In these additional ten BTAs, the deployment had to cover at least one-third of each BTA's population. In May 2010, we filed a letter with the FCC providing notice that we fulfilled the second and final part of the build-out condition more than a year ahead of the deadline.

Internet Taxation

The Internet Tax Freedom Act, which was signed into law in October 2007, and subsequently renewed and extended until November 2014, imposed a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. This moratorium “grandfathered” states that taxed Internet access before October 1998 to allow them to continue to do so. The moratorium does not apply to taxes levied or measured on net income, net worth or property value and does not extend to a tax on telecommunications services. Certain states have enacted various taxes on Internet access or electronic commerce, and selected states' taxes are being contested. State tax laws may not be successfully contested and future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase the cost of our services and could materially and adversely affect our business.

Intellectual Property

We review our technological developments with our technology staff, legal counsel and business units to identify and capture innovative and novel features of our core and non-core technology developments that may provide us with commercial advantages and file patent applications as necessary to protect these features both in the United States and elsewhere. We hold 75 issued United States patents, and we also have pending patent applications in the United States and abroad. We currently hold 29 issued patents in various foreign jurisdictions and we also have pending patent applications in non-United States jurisdictions.

With respect to trademarks, “Clearwire”, “Clear”, and the associated logos are among our registered trademarks in the

United States, and we have issued and pending trademark registrations covering additional marks in the United States as well as a number of other jurisdictions.

Employees

As of December 31, 2011, we had 914 employees in the United States and in our international operations.

Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees are represented by a labor organization. We believe our employee relations are good.

Our Corporate Information

We are a Delaware corporation. Our principal executive offices are located at 1475 120th Avenue Northeast, Bellevue, Washington 98005, and our telephone number is (425) 216-7600. Our website address is http://www.clearwire.com.

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

•
technologies such as LTE are becoming more widely adopted in the industry, which will reduce demand for our current mobile WiMAX services and will require us to deploy alternative technologies, such as LTE, at substantial cost in order to remain competitive;

•
we may be unable to maintain our next generation 4G mobile broadband network, expand our services, build and develop an LTE network, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•
Sprint and our other current wholesale partners may not perform as we expect or resell our services in the quantities we expect,we may not be successful in obtaining additional wholesale partners, and we may not generate the revenues we expect to receive from our wholesale partnerships;

•	possible consolidations in the wireless industry could decrease the demand or market for our wholesale services;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions; and

•	we may experience higher churn than we expect, which would adversely affect our results of operations (churn is an industry term we use to measure the rate at which subscribers terminate service).
If we are unable to execute our business strategy, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be materially and adversely affected.

We believe that we will require substantial additional capital to fund our business over the long-term and to further develop our network, which capital may not be available on acceptable terms or at all.
As of December 31, 2011, we had available cash and short-term investments of approximately $1.11 billion. On December 13, 2011, we closed an offering of $402.5 million in shares of Class A Common Stock, in an underwritten public offering, which we refer to as the Equity Offering, and Sprint exercised its pre-emptive rights to purchase approximately $331.4 million in shares of Class B Common Stock, which we call the Sprint Equity Purchase. The net proceeds from the two offerings were approximately $713.5 million, after deducting underwriting discounts and commissions and expenses related to the transactions. Additionally, on January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications, of $300.0 million aggregate principal amount of senior secured notes due 2016. We do not expect to generate positive cash flow from operations in 2012, but as of December 31, 2011, we believe we had sufficient cash to fund the near-term liquidity needs of our business, based on the cash and short term investments we had on hand as of December 31, 2011, the expected cash flow impact of our recent expense reductions, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the November 2011 amendment to the 4G MVNO Agreement, which we refer to as the November 2011 4G MVNO Amendment. However, it is unclear what amount of revenue our LTE network will generate and what revenue our WiMAX network will generate after 2013. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business, even in the absence of any further network development. In addition, we believe we will also need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.
The amount of additional capital that we will require to fund our business, and the timing of our capital needs depends on a number of factors, many of which are difficult to predict and outside of our control. The primary factor determining the amount of additional capital we require will be the amount of cash we receive from Sprint for our services, beyond their minimum commitment amounts specified in the November 2011 4G MVNO Amendment, which will primarily depend on whether our construction of an LTE network is successful and completed according to the design architecture and deployment requirements we agreed to with Sprint, the extent to which Sprint utilizes that network, and the level of Sprint’s usage of our WiMAX network beyond 2013. Other factors include the amount of cash generated by the wholesale business from new and existing wholesale partners other than Sprint and by our retail business, the actual cost of building the LTE network and the timing of its completion, either of which could vary substantially from our plans, our ability to offer 4G mobile broadband services that are competitive with service offerings from other companies, our ability to maintain reduced operating expenses and capital expenditures, and the accuracy of our other projections of future financial performance.
Additionally, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also significantly increase our capital requirements in the near and/or long term.
We have been pursuing various alternatives for securing additional capital. Sources of additional capital could include issuing additional equity securities in public or private offerings or seeking additional debt financing. We may decide to sell additional equity or debt securities issued by our domestic subsidiaries, which may dilute our ownership interest in, or reduce or eliminate our income, if any, from those entities. Our recent equity financings were dilutive to our stockholders, and any additional equity financings would cause additional dilution, while any additional debt financings could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Further, with our recently completed debt financing, we have maximized the amount of secured indebtedness we may incur under our existing indentures, which may make additional debt financings more difficult to obtain on acceptable terms, or at all. Other alternatives being explored include, among other things, a sale of certain assets such as excess spectrum, which we believe are not essential to our business. There can be no assurance that any new debt or equity financing arrangements, or other strategic alternative, will be available to us when needed on acceptable terms, if at all, or that any such arrangement would provide us with sufficient funds to meet our long-term capital needs.
If we are unable to raise sufficient additional capital, fail to receive adequate further revenues from Sprint beyond their minimum contractual commitments, or are unable to obtain additional wholesale partners, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.
Our business has become increasingly dependent on our wholesale partners, and Sprint in particular; if we do not receive the amount of revenues we expect from existing wholesale partners, our business prospects, results of operations and financial condition would be materially and adversely affected, and/or we could be required to revise our current business plans.
Under our current business plans, the success of our business will rely to a large extent on the growth of our wholesale subscriber base and wholesale revenues. This element of our business strategy is subject to a number of risks and uncertainties.
We currently rely on Sprint, which accounts for substantially all of our current wholesale subscribers and related wholesale revenues, and our other current wholesale partners for most of the growth in our wholesale business. Under our 4G wholesale agreements, which we refer to as the 4G MVNO Agreements, Sprint and the other initial wholesale partners named in the 4G MVNO Agreements, which we refer to as the Initial Wholesale Partners, have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees.Under the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. The November 2011 4G MVNO Amendment also implements a new, usage-based pricing structure for usage of our mobile WiMAX network beginning in 2014 and for usage of our planned LTE Network. As a result, the amount of revenue we receive will depend in part on the number of Sprint subscribers utilizing our services, and the aggregate amount of usage of our network by those subscribers in future periods.
We need to generate substantial additional revenues from Sprint and our other Initial Wholesale Partners beyond the minimum amounts that Sprint is obligated to pay under the November 2011 4G MVNO Amendment to achieve our objectives and to be able to continue to operate. However, aside from the commitments in the November 2011 4G MVNO Amendment, nothing in the 4G MVNO Agreement requires Sprint or any of the other Initial Wholesale Partners to resell any of our services. As a result, Sprint and the other Initial Wholesale Partners may elect to reduce or curtail sales of our services. Lastly, Sprint and the other Initial Wholesale Providers may elect to develop and deploy their own 4G networks, or to offer services over another provider’s 4G network, either of which may materially reduce the amount of revenue we would expect to receive under the 4G MVNO Agreements. If the Initial Wholesale Partners, especially Sprint, fail to resell our services in the manner and amounts we expect, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition.
For instance, in July 2011 Sprint announced that it intends to build and launch its own 4G LTE network over the next couple of years and that it had entered into a spectrum and network hosting agreement with LightSquared, which, according to Sprint’s announcement, provides that Sprint’s network would be used as the infrastructure for the development of LightSquared’s planned 4G LTE network. Based on Sprint’s announcement, the agreement also provides Sprint with $4.5 billion in usage credits should it choose to resell capacity over LightSquared’s network. While the November 2011 4G MVNO Amendment provides for our collaboration with Sprint on the development of our LTE network and for a conditional prepayment by Sprint for usage of our LTE network, Sprint nonetheless may in the future choose to primarily use its own 4G LTE network or to shift capacity to LightSquared’s or another provider’s network, either of which could materially and adversely affect our business prospects, results of operations and financial condition. Additionally, on December 2, 2011, Comcast, Time Warner and Bright House Networks, which we collectively refer to as the Cable Partners, announced that they had entered into an agreement with Verizon, pursuant to which, among other things, the Cable Partners agreed to resell services offered by Verizon that are competitive with us. As a result, the Cable Partners may fail to resell our services in the quantities we expect or at all, which in either case would adversely affect our wholesale revenues.
Under the terms of the November 2011 4G MVNO Amendment, we have agreed to provide Sprint with unlimited usage by its retail customers of our WiMAX network at a fixed price for 2012 and 2013. If Sprint’s retail customers’ usage of our WiMAX network increases, Sprint’s payment to us for such usage, and the revenue we recognize for such usage, would be significantly less under the terms of the November 2011 4G MVNO Amendment than under our prior usage-based pricing arrangement. This fixed price arrangement could have a material adverse impact on our business, financial condition, cash flows and results of operations. Additionally, usage of our networks by Sprint’s customers could put pressure on our network’s capacity, and we could be required to make additional investments in our networks to meet the capacity needs of Sprint’s customers. Also, pursuant to the terms of the November 2011 4G MVNO Amendment, we have agreed to maintain and operate our mobile WiMAX network, as it exists on the date of the amendment, through the end of 2015, subject to certain limited exceptions. While these exceptions permit us to terminate service in a limited amount of locations each year or in locations where Sprint does not have any mobile WiMAX usage for a consecutive three month period, we may nonetheless be required to maintain our mobile WiMAX network in geographies where it is not profitable to do so. In addition, even if our mobile WiMAX network is profitable, we may be required to maintain and operate it in circumstances where the expansion of our LTE network would be more profitable. This could have a material adverse effect on our ability to compete with other 4G LTE providers and on our business, prospects, financial condition and results of operations.
Finally, our plans to reduce our retail subscriber acquisition costs, and the roll-out of our new no-contract service offering, could result in us generating lower revenues from our retail subscribers than we currently expect, which could also require us to revise our current business plans and projections and/or materially and adversely affect our business prospects, results of operation and financial condition.
If we are unable to enter into significant wholesale agreements with additional wholesale partners, our business prospects, results of operations and financial condition would be materially and adversely affected, and/or we could be required to revise our current business plans.
Our current business plans depend on our ability to attract new wholesale partners with substantial offload data capacity needs, which is subject to a number of risks and uncertainties. Although we believe we need to enter into agreements with new partners for significant wholesale commitments going forward, there are a number of risks associated with us obtaining such partnerships. There is a finite group of potential partners in the industry who are likely to need our services in the significant amounts called for by our current business plans. Additionally, even though the proposed merger of AT&T and T-Mobile was not completed, it is still possible that other industry consolidations could occur, which would further diminish the pool of available potential partners for our wholesale services. If the government were to make more spectrum available, this could also depress demand for our wholesale services. The addition of competitors who plan to offer alternative-technology 4G wholesale services, may make it more difficult for us to attract new wholesale partners. Additionally, with the current launch by Verizon of a LTE network and AT&T's launch of 25 LTE markets as of January 2012, along with similar announcements from other companies in the industry, the market for our current 4G services may be limited unless we are able to deploy LTE on our network. It may be that potential partners would rather utilize the FDD-LTE technology rather than the TDD-LTE technology we plan to deploy on our network Any of the foregoing would likely result in us becoming more dependent on our existing wholesale partners, and Sprint in particular, to continue utilizing our services and increasing the sale of our services to their subscribers, and could require us to revise our current business plans and projections and/or materially and adversely affect our business prospects, results of operation and financial condition.
We believe we need to deploy LTE on our wireless broadband network, alongside mobile WiMAX, to remain competitive and to generate sufficient revenues for our business; we will incur significant costs to deploy such technology on the network.
Although we have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology, due to a number of developments in the wireless broadband industry, we believe we need to incur the costs and time necessary to deploy LTE technology on our network, alongside mobile WiMAX, for the services we offer to remain competitive over the long-term and for us to be able to generate sufficient revenues for our business by retaining our existing wholesale partners and attracting new wholesale partners with substantial offload capacity needs. A number of factors have led us to this conclusion.
We currently depend on OEMs to continue to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in launched markets covering approximately 131.9 million people in the United States as of December 31, 2011, we cannot be assured that vendors will continue to develop and produce new mobile WiMAX subscriber devices in the long term as substantially all of our competitors deploy alternative technologies on their networks.
Additionally, the development of the mobile WiMAX ecosystem, including the adoption of mobile WiMAX by other companies and the availability of mobile WiMAX devices, has not occurred as quickly or extensively as we expected. Other competing technologies, including LTE and HSPA+, have been developed and are gaining increasing market acceptance. With Verizon’s and AT&T’s current launches of LTE networks, along with Sprint’s recent announcement that it plans to deploy LTE on its own network and certain payments from Sprint depending on our LTE network buildout, we now believe that the development and growth of the WiMAX ecosystem will be hindered and the future demand for our mobile WiMAX services appears to be limited. We believe that going forward the development of end user devices by suppliers will focus on LTE devices, which in turn will result in greater numbers of LTE devices becoming available at lower prices, due to the increasing number of service providers relying on LTE. This may allow the providers of LTE to achieve greater economies of scale than providers of WiMAX, making it less expensive for those providers to offer their products and services to subscribers. Also, as LTE becomes more commercially available, and LTE devices become more prevalent, it is likely that our current wholesale partners as well as potential future wholesale partners will desire or demand an LTE network for their subscribers, and we will need to deploy LTE technology to meet those demands, or risk losing those partners or potential partners and the corresponding revenue.
Due to these developments, we now believe we need to deploy LTE on our network, alongside our current mobile WiMAX technology, to remain competitive and to generate sufficient revenues for our business. Such deployment will result in substantial additional costs and risks to us, and we anticipate that our capital expenditures will substantially increase in 2012. The additional risks involved in adding LTE to our network include, the timing of deployment of our LTE network which will depend on our vendors’ ability to meet our planned timelines, the costs we incur in deploying our LTE network which could be substantially higher than we expect if we are unable to secure equipment or services from vendors on the terms we expect or if we encounter other unexpected problems with our vendors or with the deployment, whether our competitors could offer LTE technology at a faster rate or more efficiently than us, the possibility of customer service disruptions during the deployment process, the fact that deployment to a new technology could be more difficult than we expect, and how successful we will be in obtaining customers for our new network. Costs of such deployment include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the deployment of the new technology.
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
For our existing 4G mobile broadband markets and any future 4G mobile broadband deployment, we rely on third parties to continue to develop and deliver in sufficient quantities the network components and subscriber devices necessary for us to build and operate our 4G mobile broadband network. As 4G mobile broadband is a new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their continuing development efforts. The development process for new 4G mobile broadband network components and subscriber devices may be lengthy, has been subject to some short-term delays and may still encounter more significant delays. Additionally our costs in acquiring equipment for our network may be substantially higher than we expect. The lack of WiMAX deployments in the United States by other companies has also hampered development of mobile WiMAX components and devices. Additionally, while we believe that in the long run the TDD-LTE device ecosystem will be more robust than the FDD-LTE ecosystem due to the global appeal of TDD, both Verizon and AT&T have launched their networks utilizing FDD, and it is possible that the TDD ecosystem will not develop as we expect. If 4G mobile broadband fails to perform as we expect, the TDD ecosystem does not develop as we expect, or the costs of acquiring the equipment we need is substantially higher than we expect, we may be unable to execute our business strategy and our prospects and results of operations would be harmed.
We may experience difficulties in maintaining and upgrading our 4G network, which could adversely affect subscriber satisfaction, increase subscriber churn and costs incurred, and decrease our revenues.
Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in maintaining our network. As we learn more about the performance of our 4G network, as the number of subscribers using our network increases, as the usage habits of our subscribers change and as we increase our service offerings, we expect to need to upgrade our network to maintain or improve the quality of our services. For example, we have experienced extremely high subscriber demand for data usage in certain parts of our markets. To address this demand we would be required to increase the capacity of our network. Additionally, we have agreed to provide Sprint with unlimited usage by its retail customers of our WiMAX network, which could put additional demands on our network. Adding such additional capacity would result in additional, unanticipated costs to us. Due to our current funding constraints, we may not be able to make the improvements necessary to add such additional capacity to our network. If we are unable to add such capacity, we could risk subscriber dissatisfaction or loss from poor customer service, or we may have to consider curtailing sales activities in the affected areas.
We may also need to upgrade our 4G network, whether it is mobile WiMAX or LTE, to stay competitive with new technologies introduced by our competitors. These upgrades could include, among other things, increasing the density of our network by building more sites in our markets, or deciding to pursue other, alternative 4G technologies in the future, and we could incur substantial costs in undertaking these actions. If we do not successfully construct, maintain and implement future upgrades to our network, the quality of our services may decline and the rate of our subscriber churn may increase.
Making network upgrades such as increasing our network capacity or network density would involve substantial costs to us and given our limited capital resources at this time, we may be constrained from making all the network improvements or enhancements that we deem necessary to maintain our network quality and preserve subscriber satisfaction.
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
We also outsource some operating functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into our existing businesses. For example, Amdocs provides our customer care and billing systems. Any failure by Amdocs to operate our customer care and billing systems could materially affect our ability to timely and accurately bill our subscribers and record, process and report information, and as a result, our business, system of internal controls, financial condition or results of operations could be materially and adversely affected.
We have significant investments in long-lived assets. During 2011 we incurred significant charges resulting from the abandonment and write-down of certain network equipment and cell site development costs, and from lease termination costs relating to cost savings initiatives. If we are unable to improve our results of operations, or are unsuccessful in our efforts to raise sufficient additional funding necessary to complete network projects-in-process, we face the possibility of additional charges for abandonments of long-lived assets, which could have an adverse effect on our financial condition and results of operations.
To date, we have invested heavily in building, deploying and augmenting our network. In connection with the deployment of our network and the substantial completion of our prior build plan, we recorded substantial losses resulting from the abandonment of projects that no longer meet management’s strategic network plans. Due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned, resulting in charges of approximately $397.2 million for the year ended December 31, 2011. Any network equipment not required to support those future network deployment plans were also written down to expected salvage value, resulting in a charge of approximately $209.9 million for the year ended December 31, 2011. Additionally, in connection with cost savings initiatives, we terminated or declined to renew certain unutilized tower leases, resulting in an additional charge related to the abandonment of cell site development costs of approximately $233.5 million for the year ended December 31, 2011. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology changes and industry trends, additional projects could be identified for abandonment, for which the associated write-downs could be material.
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
In addition, under the terms of the Commitment Agreement signed with Sprint and Sprint HoldCo, LLC on November 30, 2011, which we refer to as the Commitment Agreement, we have agreed to indemnify Sprint from any damages arising out of certain claims, including breach of the Equityholders’ Agreement, certain tortuous conduct or acts of fraud, breach of fiduciary duty or violation of anti-trust law, in each case that occurred prior to the date of the Commitment Agreement, by any Investor that has not executed an Equityholder Release. In the event that any Investor was to pursue such a claim against Sprint and was successful, we could be forced to indemnify Sprint for amounts that could be material.
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
Throughout 2010, we implemented certain process improvements and internal controls designed to strengthen the control environment and remediate the material weakness. During the fourth quarter, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that such control enhancements sufficiently remediate the material weakness identified in the tracking and recording of our network infrastructure equipment and the remaining deficiencies do not rise to the level of a material weakness. We are in the process of implementing an integrated materials resource planning and asset life cycle management system, which we expect will automate existing manual processes, further strengthening the internal controls and transaction integrity in our supply chain. Although we believe we have made sufficient progress in remediating these deficiencies so that they no longer represent a material weakness, in the future we may determine that we have other deficiencies in our internal controls that could harm our business operations or cause us to fail to meet our reporting obligations.
Many of our competitors are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers.
The market for broadband access, voice and related services is highly competitive and we compete with several other companies within each of our markets. Some of our competitors are well established with larger and better developed networks and support systems, longer- standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services.
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

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. AT&T, Verizon Wireless and T-Mobile, have begun to deploy alternative technologies such as LTE and HSPA+, with T-Mobile and AT&T launching HSPA+ service and Verizon Wireless launching LTE service in over 100 markets to date. AT&T also recently began launching its LTE network, and has 25 LTE markets as of January 2012. Additionally, LightSquared has announced plans to launch a nationwide LTE and satellite network and to offer wholesale LTE services to other communications services providers. Sprint announced in July 2011 that it has entered into a spectrum and network hosting agreement with LightSquared, which, according to Sprint’s announcement, provides that Sprint’s network would be used as the infrastructure for the development of LightSquared’s network. These services may provide significant competition if they become more widely available in the future.
We rely on third parties to provide certain operating functions that are integral to our business. Any difficulties experienced in our arrangements with these third parties could result in additional expense, loss of subscribers and revenue, and/or interruption of our services.
We recently entered into new agreements with Ericsson to provide day-to-day management of our 4G network, including network engineering, operations and maintenance, and Teletech to oversee our customer service and support functions. Additionally, Amdocs has provided our customer care and billing systems for our subscribers for several years. As a result, we must rely on these third parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. Our reliance on others to provide essential services on our behalf gives us less control over the efficiency, timeliness and quality of these services. Additionally, if these third parties terminate their agreements with us or are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers, and as a result, our business, system of internal controls, financial condition or results of operations could be materially and adversely affected. Finally, the recent agreements with Ericsson and Teletech resulted in a sizeable number of our employees moving over to new employers. These actions could cause concern and uncertainty among our existing employees, and could result in us experiencing higher than expected voluntary attrition. The resulting loss of any of key personnel or the inability to recruit and retain qualified individuals could adversely affect our ability to implement our business strategy and operate our business.
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
To offer our services using licensed spectrum both in the United States and internationally, we depend on our ability to acquire and maintain sufficient rights to use spectrum through ownership or leases in each of the markets in which we operate or intend to operate. Obtaining the necessary amount of licensed spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of our resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy. In addition, we have in the past and may continue to spend significant resources to acquire spectrum in additional or existing markets, even if the amount of spectrum actually acquired in certain markets is not adequate to deploy our network on a commercial basis in all such markets.
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
We expect the FCC to make additional spectrum available from time to time. In early December 2011, a House of Representatives congressional subcommittee approved legislation authorizing the FCC to create an auction for selling wireless spectrum voluntarily released by television broadcasters. Additionally, other companies hold spectrum rights that could be made available for lease or sale. The availability of additional spectrum in the marketplace could change the market value of spectrum rights generally and, as a result, may adversely affect the value of our spectrum assets.
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
Network security is a critical issue for our business, particularly with respect to the deployment of our planned LTE network. To that end, we have agreed to work with Sprint to meet with government agencies to discuss security of the network, and if requested by Sprint, to implement a "trusted" delivery system for network and equipment vendors. Network security concerns or issues could cause us to decide to build to specifications not anticipated in our plans or could impair our ability to use vendors we would otherwise choose for our network deployment, potentially causing delays and increasing costs. Any actual or perceived network security weaknesses could impair our ability to increase usage from Sprint or to gain additional wholesale partners, particularly those with significant relationships with governments.
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
In order to provide “interconnected” VoIP service, we need to obtain, on behalf of our subscribers, North American Numbering Plan telephone numbers, the availability of which may be limited in certain geographic areas of the United States and subject to other regulatory restrictions. As an “interconnected” VoIP and facilities-based wireless broadband provider, we are required under FCC rules to comply with the CALEA, which requires service providers to build certain capabilities into their networks and to accommodate wiretap requests from law enforcement agencies. We are also required to comply with FCC number portability and discontinuance of service rules.
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
Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on legacy or 4G mobile WiMAX technology, or to offer additional services, such as VoIP, or competitors may develop or patent such technologies or processes in the future. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of 4G LTE, mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of 4G LTE or mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims can be time consuming, distracting and costly, even if the claims prove to be without merit. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party’s rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.
Some of the 4G devices utilized by our wholesale partners and their service providers may infringe on intellectual property rights owned by others.
Some of our wholesale partners purchase 4G devices from third party suppliers that incorporate or utilize intellectual property. Some of these suppliers have received, and may receive in the future, assertions and claims from third parties that the devices utilized by our wholesale partners or their suppliers infringe on the patents or other intellectual property rights of these third parties. These claims could require our wholesale partners or an infringing supplier to cease selling certain 4G devices that utilize our network. For example, Sprint obtains some of its CDMA handsets from HTC Corp, which we refer to as HTC, Apple Inc., which we refer to as Apple, has filed an action with the International Trade Commission, which we refer to as the ITC, and with U.S District Courts accusing HTC of patent infringement, and an ITC judge has issued an Initial Determination that HTC has infringed two Apple patents. HTC is seeking a reversal of that decision by the ITC. Apple’s claims against HTC, if successful, could require Sprint to cease providing certain 4G devices. If Sprint is required to cease selling such devices, it could have an adverse effect on the revenues we receive from Sprint.
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
Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the notes issued in connection with our debt offerings, which we refer to as the Notes.
We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2011, we have approximately $4.29 billion of outstanding indebtedness. Additionally, on January 27, 2012, we issued an additional $300.0 million of senior secured notes. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business.
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
The trading price of our Class A Common Stock could be subject to significant fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors, either alone or in comparison to analyst’s expectations;

•	announcements by us or our competitors of acquisitions, new products or services;

•	significant contracts, commercial relationships or capital commitments;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	disruption to our operations or those of other companies critical to our network operations;

•	the emergence of new competitors or new technologies;

•	market perceptions relating to the deployment of 4G mobile networks by other operators;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations in our subscriber base;

•	commencement of, or our involvement in, litigation;

•	availability of additional spectrum, or the fair market value, or perceived value, of our spectrum;

•	dilutive issuances of our stock or the equity of our subsidiaries, including on the exercise of outstanding warrants and options, or the incurrence of additional debt;

•	changes in our board or management;

•	adoption of new accounting standards;

•	Sprint’s performance, which may have an effect on the market price of our Class A Common Stock even though we are a separate, stand-alone company;

•	changes in governmental regulations or the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements regarding WiMAX, LTE and other technical standards;

•	the availability or perceived availability of additional capital and market perceptions relating to our access to such capital;

and

•	general economic conditions and slow or negative growth of related markets.
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
Applicable accounting rules relating to the exchange features of the Exchangeable Notes results in increased non-cash interest expense and may cause volatility in our results of operations due to the requirement to adjust the derivative liability associated with the exchange features to fair value each quarter.
The exchange features contained within the exchangeable notes issued in December 2010, which we refer to as the Exchangeable Notes, are deemed to be an embedded derivative. As such, the embedded derivative must be bifurcated from the debt component of the Exchangeable Notes and valued separately. We recognize the embedded derivative as a liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value within our results of operations each quarter. We estimate the fair value of the embedded derivative primarily using a trinomial model. A trinomial model is complex and requires significant judgments. Additionally, given the volatility of Class A Common Stock price and the stock price of other comparable companies, which have a direct impact on our valuation, future changes in the estimated fair value of the exchange features of the Exchangeable Notes may have a material impact on our results of operations. As a result of the required bifurcation of the embedded derivative related to the exchange features of the Exchangeable Notes, the carrying value of the Exchangeable Notes at issuance was less than their par value. The difference between the par value and the carrying value of the Exchangeable Notes as of the date of issuance is being reflected as an increase to our interest expense using the effective interest rate method over the term of the Exchangeable Notes. This discount accretion results in a significantly higher rate of noncash interest expense within our results of operations over the stated interest rate of the Exchangeable Notes and a corresponding decrease to our net income.
Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.
Under the Amended and Restated Operating Agreement governing Clearwire Communications, which we refer to as the Operating Agreement, Clearwire Communications will make distributions to its members, generally on a pro rata basis in proportion to the number of Clearwire Communications Class A Common Units and Clearwire Communications Class B Common Units, which we collectively refer to as the Clearwire Communications Common Units, held by each member, in amounts so that the aggregate portion distributed to Clearwire in each instance will be the amount necessary to pay all taxes then reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications (including any items of income, gain, loss or deduction allocated to Clearwire under the principles of Section 704(c) of the United States Internal Revenue Code of 1986, as amended, which we refer to as the Code), after taking into account all net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire. These mandatory tax distributions, which must be made on a pro rata basis to all members even if those members are allocated less income, proportionately, than is Clearwire, may deprive Clearwire Communications of funds that are required in its business.
The issuance by Clearwire of its Class A Common Stock in the Equity Offering triggered an ownership change of Clearwire for purposes of Section 382 of the Code that will limit the ability of Clearwire to use its historical net operating losses to offset its income and gain in the future. Since the use of Clearwire's historical net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.
Any limitation on the ability of Clearwire to use its historical or future net operating losses, which we refer to as NOLs, to offset income of Clearwire Communications allocable to Clearwire increases the likelihood that Clearwire Communications will be required to make a mandatory tax distribution to Clearwire, together with corresponding proportionate distributions to the other members, as discussed above. If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional distributions and, as discussed below, possible additional tax loans to Sprint.
Clearwire has substantial historical NOLs for United States federal income tax purposes. We believe that Clearwire’s cumulative tax loss as of December 31, 2011, for United States federal income tax purposes, was approximately $2.9 billion. However the use of these NOLs is subject to certain annual limitations imposed under Section 382 of the Code, including a new Section 382 limitation that arose in December 2011 as a result of the Equity Offering. Clearwire believes that the issuance of its Class A Common Stock in the Equity Offering caused a percentage increase in the ownership of its stock, for purposes of Section 382, that was sufficient to trigger an ownership change, within the meaning of Section 382 of the Code, which we refer to as a Tax Ownership Change. The computation of these percentage increases is subject to numerous factual and legal uncertainties, including certain unresolved issues as to the proper interpretation of Section 382, and there can be no assurance that the Internal Revenue Service or a court will agree with Clearwire's calculation. Based on the trading price of the Class A Common Stock and the price of the Class A Common Stock in the Equity Offering, Clearwire believes that, as a result of the annual Section 382 limitation that resulted from the Tax Ownership Change that occurred as a result of the Equity Offering, Clearwire permanently will be unable to use the bulk of its NOLs that arose before that Tax Ownership Change to offset its future taxable income. See the section titled “Risk Factors - Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.”
A further ownership change of Clearwire for purposes of Section 382 of the Code may limit the ability of Clearwire to use its future net operating losses to offset its income and gain. If the use of Clearwire's future net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.
Subject to the possibility that further limitations under Sections 382 and 384 (which is discussed further below) may arise in the future, Clearwire’s future NOLs generally will be available to offset items of income and gain allocated to Clearwire by Clearwire Communications.
The use by Clearwire of its future NOLs will be limited if Clearwire undergoes a further Tax Ownership Change. Broadly, Clearwire will have a Tax Ownership Change if, over a testing period, the portion of the stock of Clearwire, by value, owned by one or more “five- percent stockholders” increases by more than 50 percentage points. For this purpose, shareholders that own less than five percent of the stock of Clearwire are aggregated into one or more separate “public groups,” each of which is treated as a five-percent stockholder.
If Clearwire undergoes a further Tax Ownership Change, then the amount of the pre-change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year after the Tax Ownership Change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the Tax Ownership Change and a specified rate based on long-term tax-exempt bond yields. Further, if, at the time of a Tax Ownership Change, Clearwire has a so-called net unrealized built-in loss or NUBIL, meaning that the aggregate adjusted tax basis of its assets exceeds the aggregate fair market value of its assets by more than a specified de minimis amount, then, broadly, any portion of the built-in loss on a particular asset that is recognized by Clearwire during the five-year period beginning on the date of the Tax Ownership Change will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. Similarly, depreciation or amortization on a particular asset held by Clearwire that arises during that five-year period and that is attributable to the built-in loss on the asset will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. However, the aggregate amount of built-in loss that is treated as a pre-change loss under these rules cannot exceed the amount of Clearwire’s NUBIL at the date of the Tax Ownership Change.
In general, and subject to the NUBIL rules discussed above, a Tax Ownership Change will not affect NOLs that arise after the Tax Ownership Change. However, those NOLs potentially will be subject to limitation if Clearwire has one or more subsequent Tax Ownership Changes after the NOLs arise. An exchange by Sprint or an Investor of Clearwire Communications Class B Common Units and Class B Common Stock of Clearwire for Class A Common Stock, or the exchange by a holder of Exchangeable Notes of such Exchangeable Notes for shares of Class A Common Stock, may cause or contribute to a Tax Ownership Change of Clearwire. Clearwire has no control over the timing of any such exchange.
Separately, under Section 384 of the Code, Clearwire may not be permitted to offset built-in gain in assets acquired by it in certain tax-free transactions, if the gain is recognized within five years of the acquisition of the built-in gain assets, with Clearwire’s NOLs arising before the acquisition of the built-in gain assets. Section 384 may apply to built-in gain to which Clearwire succeeds in the case of a holding company exchange by Sprint or an Investor.

Tax loans that Clearwire Communications may be required to make to Sprint in connection with the sale of certain former Sprint built-in gain assets may deprive Clearwire Communications of funds that are required in its business.
Under its Operating Agreement, if Clearwire Communications or any of its subsidiaries enters into a transaction that results in the recognition of any portion of the built-in gain with respect to a former Sprint asset (other than in connection with the dissolution of Clearwire Communications or the disposition of certain specified Sprint assets), Clearwire Communications will be required, upon delivery by Sprint of a timely request therefor, to make a tax loan to Sprint on the terms set forth in the Operating Agreement. The principal amount of any tax loan to Sprint will be the amount by which the built-in gain recognized by Sprint on the sale of former Sprint assets exceeds any tax losses allocated by Clearwire Communications to Sprint in the taxable year in which the sale of such built-in gain assets occurs, multiplied by then-highest marginal federal and state income tax rates applicable to corporations resident in the state in which Sprint’s principal corporate offices are located (taking into account the deductibility of state taxes for federal income tax purposes). Interest on any tax loan will be payable by Sprint to Clearwire Communications semiannually at a floating rate equal to the higher of (a) the interest rate for Clearwire Communications’ unsecured floating rate indebtedness and (b) the interest rate for Sprint’s unsecured floating rate indebtedness plus 200 basis points. Principal on any tax loan to Sprint is payable in equal annual installments from the loan date to the later of (x) November 28, 2023 or (y) the first anniversary of the loan date. Any tax loan that Clearwire Communications is required to make to Sprint may deprive Clearwire Communications of funds that are required in its business.
Sprint and the Investors may shift to Clearwire Corporation the tax burden of additional built-in gain through a holding company exchange.
Under the Operating Agreement, Sprint or an Investor may effect an exchange of Clearwire Communications Class B Common Units and Class B Common Stock for Class A Common Stock by transferring to Clearwire the assets of a holding company that owns the Clearwire Communications Class B Common Units and Class B Common Stock in a transaction intended to be tax-free for United States federal income tax purposes (which the Operating Agreement refers to as a holding company exchange). In particular, if Clearwire, as the managing member of Clearwire Communications has approved a taxable sale by Clearwire Communications of former Sprint assets that are intangible property and that would cause Sprint to be allocated under Section 704(c) of the Code more than $10 million of built-in gain during any 36-month period, then, during a specified 15-business-day period, Clearwire Communications will be precluded from entering into any binding contract for the taxable sale of the former Sprint assets, and Sprint will have the right to transfer Clearwire Communications Class B Common Units and Class B Common Stock to one or more holding companies, and to transfer the assets of those holding companies to Clearwire in holding company exchanges. In any holding company exchange, Clearwire will succeed to all of the built-in gain and other tax characteristics associated with the transferred Clearwire Communications Class B Common Units, including (1) in the case of a transfer by Sprint, any remaining portion of the built-in gain existing at the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Units, and any Section 704(c) consequences associated with that built-in gain, and (2) in the case of any transfer, any built-in gain arising after the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Units. Section 384 of the Code may limit the ability of Clearwire to use its NOLs arising before the holding company exchange to offset any built-in gain of Sprint or an Investor to which Clearwire succeeds in such an exchange. Accordingly, Clearwire may incur a material liability for taxes as a result of a holding company exchange, even if it has substantial NOLs. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire.

The tax allocation methods adopted by Clearwire Communications are likely to result in disproportionate allocations of taxable income.

Clearwire and Sprint have contributed to Clearwire Communications assets that have a material amount of built-in gain for income tax purposes - meaning that the fair market value ascribed to those assets at the time of contribution, as reflected in the initial capital account balances and percentage interests in Clearwire Communications received by Clearwire and Sprint, is greater than the current basis of those assets for tax purposes. For this purpose, the fair market value ascribed to those assets at the time of contribution was calculated based upon a value of $17 per Clearwire Communications Common Unit plus liabilities assumed by Clearwire Communications at the time of contribution. We refer to contributed assets that have a fair market value that exceeds the tax basis of those assets on the date of contribution as built-in gain assets. Under Section 704(c) of the Code, items of income, gain, loss or deduction of Clearwire Communications must be allocated among its members for tax purposes in a manner that takes account of the difference between the tax basis and the fair market value of the built-in gain assets. The built-in gain assets of Clearwire Communications with the largest amounts of built-in gain are spectrum and other intangible assets.

Clearwire Communications maintains a capital account for each member, which reflects the fair market value of the property contributed by that member to Clearwire Communications and the amount of which generally corresponds to the member's percentage interest in Clearwire Communications. For capital account purposes, Clearwire Communications amortizes the value of the contributed built-in gain assets, generally on a straight-line basis over a period of up to 15 years, and each member is allocated amortization deductions, generally on a pro rata basis in proportion to the number of Clearwire Communications Common Units held by the member as compared to the total number of Clearwire Communications Common Units. Tax amortization on a built-in gain asset, which is based on the tax basis of that asset, is allocated first to the non-contributing members (meaning members other than Clearwire, in the case of former Clearwire assets, and members other than Sprint, in the case of former Sprint assets), in an amount up to the capital account amortization allocated to that member with respect to that asset. Thus, the consequence of the built-in gain is that Clearwire, in the case of former Clearwire assets, is allocated amortization deductions for tax purposes that are less than its share of the capital account amortization with respect to those assets. In this circumstance, Clearwire is recognizing over time, in the form of lower tax amortization deductions, the built-in gain for which it was given economic credit at the time of formation of Clearwire Communications.

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

The use of the remedial method for all of the Old Clearwire assets, but for only a portion of the former Sprint assets, means that Clearwire will bear the entire tax burden with respect to the built-in gain on the Old Clearwire assets, and will have shifted to it a portion of the tax burden with respect to the built-in gain on the former Sprint assets. Accordingly, Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and Clearwire may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire's NOLs under Section 382 and Section 384 of the Code, Clearwire's NOLs may be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See “Risk Factors - The issuance by Clearwire of its Class A Common Stock in the Equity Offering triggered an ownership change of Clearwire for purposes of Section 382 of the Code that will limit the ability of Clearwire to use its historical net operating losses to offset its income and gain in the future. Since the use of Clearwire's historical net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.” Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the section titled “Risk Factors - Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.”

Sales of certain former Clearwire assets by Clearwire Communications may trigger taxable gain to Clearwire.

If Clearwire Communications sells, in a taxable transaction, an Old Clearwire asset that had built-in gain at the time of its contribution to Clearwire Communications, then, under Section 704(c) of the Code, the tax gain on the sale of the asset generally will be allocated first to Clearwire in an amount up to the remaining (unamortized) portion of the built-in gain on the Old Clearwire asset. Under the Operating Agreement, unless Clearwire Communications has a bona fide non-tax business need (as defined in the Operating Agreement), Clearwire Communications will not enter into a taxable sale of Old Clearwire assets that are intangible property and that would cause Clearwire to be allocated under Section 704(c) more than $10 million of built-in gains during any 36-month period. For this purpose, Clearwire Communications will have a bona fide non-tax business need with respect to the sale of Old Clearwire assets, if (1) the taxable sale of the Old Clearwire assets will serve a bona fide business need of Clearwire Communications' wireless broadband business and (2) neither the taxable sale nor the reinvestment or other use of the proceeds is significantly motivated by the desire to obtain increased income tax benefits for the members or to impose income tax costs on Clearwire. Accordingly, Clearwire may recognize built-in gain on the sale of Old Clearwire assets (1) in an amount up to $10 million, in any 36-month period, and (2) in greater amounts, if the standard of bona fide non-tax business need is satisfied. If Clearwire Communications sells Old Clearwire assets with unamortized built-in gain, then Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire's NOLs under Section 382 and Section 384 of the Code, Clearwire's NOLs may be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See the section titled “Risk Factors - The issuance by Clearwire of its Class A Common Stock in the Equity Offering triggered an ownership change of Clearwire for purposes of Section 382 of the Code that will limit the ability of Clearwire to use its historical net operating losses to offset its income and gain in the future. Since the use of Clearwire's historical net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.” Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the section titled “Risk Factors - Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.”
The interests of the controlling stockholders of Clearwire may conflict with your interests as stockholders.
Sprint, the Investors and Eagle River own a majority of the voting power of Clearwire through ownership of Class A Common Stock or Class B Common Stock. Sprint, the Investors and Eagle River may have interests that diverge from those of other stockholders. Each of Sprint, the Investors and Eagle River are a party to the Equityholders’ Agreement, which requires, among other things, the approval of:

•
75% of the voting power of all outstanding stock of Clearwire for certain actions, including any merger, consolidation, share exchange or similar transaction and any issuance of capital stock that would constitute a change of control of Clearwire or any of its subsidiaries;

•
each of Sprint and the representative for the Investors, as a group, so long as each of Sprint and the Investors, as a group, respectively, owns securities representing at least 5% of the outstanding voting power of Clearwire , in order to:

•	amend the Clearwire’s Amended and Restated Certificate of Incorporation, the bylaws of Clearwire, or the Operating Agreement governing Clearwire Communications;

•	change the size of the Clearwire board of directors;

•	liquidate Clearwire or Clearwire Communications or declare bankruptcy of Clearwire or its subsidiaries;

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

the Transactions, and the proposed action would disproportionately and adversely affect Eagle River, the public stockholders of Clearwire or Clearwire in its capacity as a member of Clearwire Communications, in order to amend the Clearwire’s Amended and Restated Certificate of Incorporation, the bylaws of Clearwire or the Operating Agreement governing Clearwire Communications or to change the size of the Clearwire board of directors; and

•
each of Sprint and the Investors, as a group, so long as each of Sprint and the Investors, as a group, respectively, owns both (1) at least 50% of the number of shares of Clearwire common stock received by it in the Transactions and (2) securities representing at least 5% of the outstanding voting power of Clearwire, in order for Clearwire to enter into a transaction involving the sale of a certain percentage of the consolidated assets of Clearwire and its subsidiaries to, or the merger of Clearwire with, certain specified competitors of the Investors.

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
Sprint beneficially owned approximately 48.6% of the outstanding voting power of Clearwire as of December 31, 2011. In addition, the Investors collectively owned approximately 23.3% and Eagle River owned approximately 2.6% of the outstanding voting power of Clearwire. For further information, please see “Certain relationships and related party transactions—Relationships among certain stockholders, directors and officers of Clearwire”. The Equityholders’ Agreement governs the voting of shares of Class A Common Stock and Class B Common Stock held by each of the parties thereto in certain circumstances, including with respect to the election of the individuals nominated to the Clearwire board of directors by Sprint, the Investors and Eagle River.
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

If Clearwire Corporation chooses to no longer rely on these exemptions in the future it will be subject to all of the NASDAQ corporate governance requirements.
The corporate opportunity provisions in Clearwire's Certificate of Incorporation could enable certain of Clearwire’s stockholders to benefit from corporate opportunities that might otherwise be available to Clearwire.
Clearwire’s Certificate of Incorporation contains provisions related to corporate opportunities that may be of interest to both Clearwire Corporation and certain of its stockholders, including the Investors and Eagle River, who are referred to in Clearwire’s Certificate of Incorporation as the Founding Stockholders. These provisions provide that unless a director is an employee of Clearwire, such person does not have a duty to present to Clearwire a corporate opportunity of which he or she becomes aware, except where the corporate opportunity is expressly offered to such person primarily in his or her capacity as a director of Clearwire.
In addition, Clearwire’s Certificate of Incorporation expressly provides that the Founding Stockholders may, and have no duty not to, engage in any businesses that are similar to or competitive with that of Clearwire, do business with Clearwire competitors, subscribers and suppliers, and employ Clearwire’s employees or officers. The Founding Stockholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Further, we may also compete with the Founding Stockholders or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the Founding Stockholders to themselves or their other affiliates or we lose key personnel to them.

ITEM 1B.	Unresolved Staff Comments

There were no unresolved staff comments as of the date of this filing.

ITEM 2.	Properties
Our executive offices are located in the Bellevue, Washington area, where we lease approximately 105,000 square feet of space. The leases for our executive offices expire at various dates through 2019.
We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our current facilities have sufficient capacity to meet the projected needs of our business for the next 12 months.
The following table lists our significant leased properties and the square footage of those properties:

City, State (Function)	Approximate Size (Square Feet)
Bellevue, WA (headquarters and administrative)	145,000
Kirkland, WA (administrative)	21,000
Herndon, VA (administrative and WiMAX lab)	114,000
Las Vegas, NV (call center)	28,000
Henderson, NV (administrative and warehouse space)	53,000
Milton, FL (call center)	40,000
We lease additional office space in many of our current and planned markets. We also lease approximately 98 retail stores and mall kiosks. Our retail stores, excluding mall kiosks, range in size from approximately 480 square feet to 2,800 square feet, with leases having terms typically from three to seven years. Internationally, as of December 31, 2011, we also have offices in Dublin, Ireland, Brussels, Belgium and Madrid, Spain.

ITEM 3.	Legal Proceedings
As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us, including pursuing settlements where we believe it may be the most cost effective result for the Company. It is possible, however, that our business, financial condition and results of operations in future periods could be materially and adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. The parties have briefed the issue. Once the Washington Supreme Court issues its opinion, the Court of Appeals will continue considering the appeal of the District Court’s dismissal of all claims in the First Amended Complaint. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of loss cannot reasonably be estimated as of the date of this report.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The Court has set June 26, 2012 as the date for the hearing. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, Plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we expect to renew our motion to compel arbitration. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of loss cannot reasonably be estimated as of the date of this report.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. We are awaiting the court’s decision on the motion. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of loss cannot reasonably be estimated as of the date of this report.
In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us as of the date of this report, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Prices of Common Stock
Our Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol “CLWR.” Prior to the closing of the Transactions, we were not publicly listed. The following table sets forth the quarterly high and low sales prices of Class A Common Stock as reported on the NASDAQ Global Select Market for the trading period of January 1, 2010 through December 31, 2011:

	High	Low
Year Ended December 31, 2010:
First Quarter	$8.55	$5.89
Second Quarter	$8.60	$6.87
Third Quarter	$8.82	$5.99
Fourth Quarter	$8.31	$4.63
Year Ended December 31, 2011:
First Quarter	$6.00	$4.71
Second Quarter	$6.11	$3.35
Third Quarter	$4.07	$1.32
Fourth Quarter	$2.64	$1.24
The last reported sales price of our Class A Common Stock on the NASDAQ Global Select Market on February 10, 2012 was 2.08.
As of February 10, 2012 there were 114 holders of record of Class A Common Stock. As many shares of Class A Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of Class A Common Stock represented by these record holders.
There is currently no established public trading market for our Class B Common Stock.
Class A Common Stock Repurchases
Clearwire Class A Common Stock repurchases in the period follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	426	$2.42	—	—
November 1 to November 30, 2011	—	$—	—	—
December 1 to December 31, 2011	—	$—	—	—
Total	426	$2.42	—	—
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
The table below presents information as of December 31, 2011 for our equity compensation plans, which was previously approved by Old Clearwire’s stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options And Vesting of Restricted Stock Units		Weighted Average Exercise Price of Options(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	15,310,474	(1)	$13.98	56,616,537
_______________________________________

(1)
Our equity compensation plans authorize the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Of these shares, 4,560,751 are to be issued upon the exercise of outstanding options and 10,749,723 are to be issued pursuant to the vesting of outstanding restricted stock units.

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

Performance Graph
The graph below compares the annual percentage change in the cumulative total return on our Class A Common Stock with the NASDAQ Composite Index and the NASDAQ Telecom Index. The graph shows the value as of December 31, 2011, of $100 invested on December 1, 2008, the day our stock was first publicly traded, in Class A Common Stock, the NASDAQ Composite Index and the NASDAQ Telecom Index.
Comparison of Cumulative Total Returns
Among Clearwire, NASDAQ Composite Index, and NASDAQ Telecom Index

	12/1/2008	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Clearwire	$100.00	$65.91	$90.37	$68.85	$25.94
NASDAQ Composite Index	$100.00	$112.80	$162.30	$189.90	$186.34
NASDAQ Telecom Index	$100.00	$112.14	$166.24	$172.76	$150.96

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$1,253,466	$535,103	$243,772	$17,846	$—
Cost of goods and services and network costs (exclusive of items shown separately below)	1,249,966	912,776	410,899	131,192	48,865
Selling, general and administrative expense	698,067	870,980	515,296	146,681	99,490
Depreciation and amortization	687,636	454,003	190,273	56,106	3,979
Spectrum lease expense	308,693	279,993	259,359	90,032	60,051
Loss from abandonment and impairment of network and other assets	700,341	180,001	7,864	—	—
Transaction related expenses	—	—	—	82,960	—
Total operating expenses	3,644,703	2,697,753	1,383,691	506,971	212,385
Operating loss	(2,391,237)	(2,162,650)	(1,139,919)	(489,125)	(212,385)
Other income (expense):
Interest income	2,335	4,950	9,649	1,089	—
Interest expense	(505,992)	(152,868)	(69,431)	(16,544)	—
Gain (loss) on derivative instruments	145,308	63,255	(6,976)	(6,072)	—
Other income (expense), net	681	(2,671)	(1,751)	(16,346)	4,022
Total other income (expense), net	(357,668)	(87,334)	(68,509)	(37,873)	4,022
Loss from continuing operations before income taxes	(2,748,905)	(2,249,984)	(1,208,428)	(526,998)	(208,363)
Income tax provision	(106,828)	(1,218)	(160)	(61,369)	(16,362)
Net loss from continuing operations	(2,855,733)	(2,251,202)	(1,208,588)	(588,367)	(224,725)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	2,158,831	1,775,840	894,841	156,829	—
Net loss from continuing operations attributable to Clearwire Corporation	(696,902)	(475,362)	(313,747)	(431,538)	(224,725)
Net loss from discontinued operations attributable to Clearwire Corporation	(20,431)	(12,075)	(11,835)	(1,088)	—
Net loss attributable to Clearwire Corporation	$(717,333)	$(487,437)	$(325,582)	$(432,626)	$(224,725)
Net loss from continuing operations per Clearwire Corporation Class A Common Share(2):
Basic	$(2.70)	$(2.14)	$(1.66)	$(0.15)
Diluted	$(2.99)	$(2.41)	$(1.68)	$(0.27)
Net loss per Clearwire Corporation Class A Common Share(2):
Basic	$(2.78)	$(2.19)	$(1.72)	$(0.16)
Diluted	$(3.07)	$(2.46)	$(1.74)	$(0.28)
Other Financial Data:
Capital expenditures	$225,672	$2,654,612	$1,533,918	$573,537	$329,469
______________________________________

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

(2)	Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008 and for the years ended December 31, 2009, 2010 and 2011.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Operating Data:
Subscribers:
Retail(1)	1,292	1,099	595	424	—
Wholesale(2)	9,123	3,246	46	—	—
_______________________________________

(1)	Represents the number of household individuals and business or governmental entities receiving wireless broadband connectivity through our networks.

(2)	Represents the number of devices on our networks.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$891,929	$1,230,242	$1,690,552	$1,194,449	$—
Investments (short- and long-term)	215,655	517,567	2,194,348	1,920,723	—
Property, plant and equipment, net	3,014,277	4,447,374	2,573,530	1,278,188	491,896
Spectrum licenses, net	4,298,254	4,348,882	4,404,727	4,378,850	2,642,590
Assets of discontinued operations	36,696	96,765	136,128	163,737	—
Total assets	8,842,652	11,040,486	11,267,853	9,124,167	3,144,158
Long-term debt, net	4,019,605	4,017,019	2,714,731	1,350,498	—
Liabilities of discontinued operations	25,196	32,071	39,804	32,269	—
Non-controlling interests	2,546,309	4,546,788	6,181,525	5,436,618	—
Total stockholders' equity	3,646,038	5,869,998	7,772,368	7,502,810	2,464,936

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. As of December 31, 2011, we offered our services in 88 markets in the United States covering an estimated 134.2 million people, including an estimated 131.9 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

Over the long term, we will need to greatly expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and by adding additional wholesale partners. To be successful with either, we believe it is necessary that we deploy LTE, technology, which is currently being adopted by most wireless operators in the United States, including Sprint, as their next generation wireless technology.
We believe that, as the demand for mobile broadband services continues its rapid growth, Sprint and other service providers will find it difficult, if not impossible, to satisfy their customers' demands with their existing spectrum holdings. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position to offer offload data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
Initially, we plan to overlay up to 8,000 of our existing mobile WiMAX sites with TDD-LTE, over 20 MHz-wide channels. We plan to focus primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues.
The success of our current plans will depend to a large extent on whether we succeed in the following areas: adding new wholesale partners with substantial offload data capacity needs and generating or exceeding the revenue levels we currently expect for that portion of our business; maintaining our retail base and revenues while continuing to realize the benefits from cost savings initiatives; deploying LTE technology on our network; and raising additional capital. On December 13, 2011, we raised an aggregate of $715.5 million in additional capital, after deducting underwriting discounts and commissions, through the Equity Offering and the Sprint Equity Purchase. We also recently expanded our wholesale agreement with Sprint under which Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. Additionally, in January 2012, we received an aggregate $294.8 million of additional

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

proceeds from the issuance of first-priority senior secured notes.
Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following components of our business strategy:
Revenue Growth - During the year ended December 31, 2011, consolidated revenue growth was 134.2% compared to 2010. We ended the year with approximately 1.3 million retail and 9.1 million wholesale subscribers compared to 1.1 million retail and 3.3 million wholesale subscribers at the end of the prior year. In 2012, we will continue to focus on maximizing cash flow from our retail business and offering our retail subscribers choice and simplicity in our service offerings. Beginning on October 30, 2011, we rolled out a more streamlined service offering that is exclusively no-contract, discontinues the equipment lease option in favor of a purchase-only model, and does not impose any usage caps or overage charges.

Sprint accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets. Our new wholesale agreements with Sprint will allow us to continue to leverage our current and developing technologies in our business. However, to generate sufficient revenue to meet our needs over the long term, we must also focus on adding new wholesale partners with substantial offload data capacity needs that could utilize both or either of our WiMAX and planned LTE networks.

Operational Efficiency - While concentrating resources on revenue growth and our plans to deploy LTE, we also intend to maintain our focus on maximizing cost saving opportunities. The effect of the initiatives undertaken beginning in late 2010, such as the managed network services agreement with Ericsson, the transition of a substantial portion of our current customer care operations to TeleTech, other workforce reductions, termination of certain existing tower leases that are not currently used to provide service and increasing the use of lower cost sales channels, has led to changes in our cost structure with a goal of improving operating margins. Each of these actions has lowered our operating costs and our need for additional capital for our current business. However, certain of these initiatives have resulted in significant charges recorded during 2010 and 2011 and we believe may also likely result in a decline in our retail revenues in 2012 compared to prior periods.

Capital Expenditures - With the substantial completion of our prior build plans and due to the uncertainty of the extent and timing of future expansions of our networks, capital expenditures declined to $225.7 million in 2011 compared to $2.65 billion in 2010. With our intended deployment of a high capacity LTE network primarily in densely populated urban areas, we anticipate that capital expenditures will increase in 2012 compared to 2011. At present, our best estimate based on currently available information, is that the capital expenditure cost of our planned LTE overlay in the high-tonnage areas of our 4G operating markets will be approximately $450.0 to 550.0 million in 2012.

Liquidity and Capital Resource Requirements

During the twelve months ended December 31, 2011, we incurred $2.86 billion of net losses from continuing operations. We utilized $933.2 million of cash in operating activities of continuing operations and spent $405.7 million of cash on capital expenditures in the improvement and maintenance of our networks. We do not expect our operations to generate cumulative positive cash flows during the next twelve months.

As of December 31, 2011, we had available cash and short-term investments of approximately $1.11 billion. On December 13, 2011, we closed the Equity Offering, an underwritten public offering of $402.5 million in shares of Class A Common Stock. The net proceeds from the Equity Offering were approximately $384.1 million after deducting underwriting discounts and commissions. Under the terms of the Commitment Agreement, on December 13, 2011, Sprint HoldCo, LLC exercised its pre-emptive rights to purchase approximately $331.4 million in shares of Class B Common Stock and a corresponding number of Class B Common Units in Clearwire Communications in a transaction we refer to as the Sprint Equity Purchase. Additionally, on January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications, of $300.0 million aggregate principal amount of 14.75% first-priority senior secured notes due 2016 at an issue price of 100%.

Under the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150 million dollar promissory note issued by us to Sprint. We will also receive $65.6 million in prepayments from Sprint in 2012, which will be applied against 2011 usage-based revenue, re-wholesaling revenue in 2012 and 2013 and usage-based revenue in 2014 and thereafter.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

As of December 31, 2011, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the expected impact of our recent expense reductions, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the November 2011 4G MVNO Amendment. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business, including the deployment of our LTE network. Also, we believe we may need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.

The amount of additional capital we will need over the long term, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. The primary factors determining the amount of additional capital we will require include: the amount of wholesale revenues we receive from our existing wholesale partners, our ability to obtain new wholesale partners and generate significant revenues from such partners, the timing of deployment of our LTE network which will depend on our vendors’ ability to meet our planned timelines, the costs we incur in deploying our LTE network which could be substantially higher than we currently expect if we are unable to secure equipment or services from vendors on the terms we expect or if we encounter other unexpected problems with our vendors or with the deployment, the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and capital expenditures and the accuracy of our other projections of future financial performance.

The amount and timing of additional financings, if any, to satisfy our long term capital needs are difficult to estimate at this time. We could pursue a number of alternatives for securing additional capital. We may seek additional equity and debt financing from a number of potential sources, including new and existing strategic investors, private or public offerings and vendors. With the recent trading price of our Class A Common Stock, any additional equity financings would be extremely dilutive to our stockholders, while any additional debt financings could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Further, with our recently completed debt financing, we have maximized the amount of secured indebtedness we may incur under our existing indentures, which may make additional debt financings more difficult to obtain on acceptable terms, or at all. Other sources of additional capital could include, among other things, a sale of certain of our assets, such as excess spectrum, that we believe are not essential for our business.

If we are unable to raise sufficient additional capital to meet our long term capital needs, or we fail to sell a sufficient amount of additional services to Sprint and new wholesale partners over the long term, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, which we refer to as the CODM, in deciding how to allocate resources and in assessing performance. We define the CODM as our Chief Executive Officer. As our business continues to mature, we assess how we view and operate our business. We market a service that is basically the same service across the United States and as such we operate as a single reportable segment as a provider of wireless broadband services in the United States. Prior to June 30, 2011, we had two reportable segments: the United States and the international operations. As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain, which principally represent our remaining international operations. As such, substantially all of the international operations' assets and liabilities have been classified as held for sale and reported as discontinued operations.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, or information provided by outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.

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

We assess the impairment of intangible assets with indefinite useful lives, consisting of spectrum licenses, at least annually, or whenever an event or change in circumstances indicates that the carrying value of such asset or group of assets may be impaired. Our annual impairment testing is performed as of each October 1st and we perform a review of the existence of events or changes in circumstances related to the impairment of our intangible assets with indefinite useful lives on a quarterly basis. Factors we consider important, any of which could trigger an impairment review, include:

•	a significant decrease in the market price of the asset;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in our use of the assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of the intangible asset with its carrying amount. We calculate the fair value of spectrum primarily using a discounted cash flow model (the Greenfield Approach), which approximates value by assuming a company is started owning only the spectrum licenses, and then makes investments required to build a network utilizing the spectrum for its highest and best use. We utilized a 10 year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out of a nationwide network. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures and timing of build out, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans to the extent we believe they are representative of those of a marketplace participant. The discount rate used in the model represents a weighted average cost of capital taking into account the cost of debt and equity financing weighted by the percentage of debt and equity in a target capital structure and the perceived risk associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace's long term growth rate. We also considered the market indications related to completed spectrum auctions and transactions. Giving consideration to when the transactions occurred and the similarities between the spectrum sold in those transactions to our spectrum licenses, we weighted the fair value indications with those obtained from application of the Greenfield Approach. We also validate the fair value obtained from the Greenfield Approach against market data of pending transactions, when available.

We had no impairment of our indefinite lived intangible assets in the United States in any of the periods presented as the fair value of our indefinite lived intangible assets computed using the methodology described above was in excess of its carrying value. Holding all other assumptions constant, while the following changes in assumptions would result in the fair value of the licenses that is less than currently projected, the fair value would still be higher than their book values: if the projected operating

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

cost or capital expenditures were to increase by 1% as a percentage of revenue; if buildout to the target population coverage was delayed by one year; or the discount rate was increased by 500 basis points. However, if there is a substantial adverse decline in the operating profitability of the wireless service industry, we could have material impairment charges in future years which could adversely affect our results of operations and financial condition.

Impairments of Long-lived Assets

We review our long-lived assets to be held and used, including property, plant and equipment, which we refer to as PP&E, and intangible assets with definite useful lives, which consists primarily of favorable spectrum leases and subscriber relationships, for recoverability whenever an event or change in circumstances indicates that the carrying amount of such long-lived asset or group of long-lived assets may not be recoverable. Such circumstances include, but are not limited to the following:

•	a significant decrease in the market price of the asset;

•	a significant change in the extent or manner in which the asset is being used;

•	a significant change in the business climate that could affect the value of the asset;

•	a current period loss combined with projections of continuing losses associated with use of the asset;

•	a significant change in our business or technology strategy;

•	a significant change in our management's views of growth rates for our business; and

•	a significant change in the anticipated future economic and regulatory conditions and expected technological availability.

We evaluate quarterly, or as needed, whether such events and circumstances have occurred. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. When such events or circumstances exist, we determine the recoverability of the assets' carrying value by estimating the undiscounted future net cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use of the assets. Recoverability analyses, when performed, are based on probability-weighted forecasted cash flows that consider our business and technology strategy, management's views of growth rates for the business, anticipated future economic and regulatory conditions and expected technological availability. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the assets, an impairment, if any, is recognized for the difference between the fair value of the assets and their carrying value.

Our long-lived assets, consisting of PP&E and definite-lived intangible assets such as subscriber relationships and our spectrum licenses in the United States, are combined into a single asset group for purposes of testing impairment because management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with the management's strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network.

Property, Plant & Equipment

A significant portion of our total assets is PP&E. PP&E represented $3.01 billion of our $8.84 billion in total assets as of December 31, 2011. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we periodically review these factors to assess the remaining life of our asset base. When these factors indicate that an asset's useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life. During the year, as a result of our intent to deploy LTE and Sprint's announcement that it plans to deploy its own LTE network, we evaluated the remaining useful lives of our network equipment. We concluded that, because WiMAX related network assets are expected to continue to be in service supporting our retail customers and, pursuant to the November 2011 4G MVNO Amendment, we committed to continue operating

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

our mobile WiMAX network through calendar year 2015, no change to the remaining useful lives was appropriate at this time. We will continue to monitor the estimated useful lives of our network equipment as our plans continue to evolve.

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

We periodically assess certain assets that have not yet been deployed in our networks, including network equipment and cell site development costs. This assessment includes the write-off of network equipment for estimated shrinkage experienced during the deployment process and the write-down of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet our strategic network plans and will not be deployed. With the substantial completion of our prior build plans and due to the uncertainty of the extent and timing of future expansion of our networks, we review all network projects in process on a quarterly basis. Any network projects in process that no longer fit within management's strategic network plans are abandoned and the related costs written down. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology and industry trends, additional projects could be identified for abandonment, for which the associated write-downs could be material.

Derivative Valuation

Derivative financial instruments are recorded as either assets or liabilities on our consolidated balance sheet at their fair value on the date of issuance and are remeasured to fair value on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as Gain (loss) on derivative instruments. At December 31, 2011, derivative financial instruments requiring revaluation are composed primarily of the exchange options, which we refer to as Exchange Options, embedded in our Exchangeable Notes issued in December 2010 that were required to be accounted for separately from the debt host contract.

Valuation of the Exchange Options requires assumptions involving judgment as they are embedded derivatives within host contracts and consequently are not traded on an exchange. We estimate the fair value using a trinomial option pricing model based on the individual characteristics of the exchange feature, observable market-based inputs for stock price and risk-free interest rate, and an assumption for volatility. Estimated volatility is a measure of risk or variability of our stock price over the life of the option. The estimated volatility is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for the general conditions of the market as well as company-specific factors such as our market trading volume and the expected future performance of the company. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $12.4 million, or a gain of $6.2 million, respectively.

In addition, in the event of an issuance of new equity securities or securities exchangeable or convertible into capital stock, which we refer to as New Securities, the pre-emptive rights contained in the Equityholders' Agreement allow certain equityholders to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value. The fair value of this derivative is determined by, among other things, the probability of a New Securities issuance, the probability that existing equityholders will participate in any new issuance and the extent of their participation, if any.

Operating Leases

We periodically review our tower leases to determine whether they still fit within our network build plans. For tower leases that are not utilized and no longer fit within our plans, we will terminate them, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals that could be reasonably obtained for the property. Estimating the cost of exiting certain leases involves subjective assumptions, including the time it would take to sublease the leased location, the impact of any contractual sublease restrictions on the number of leases that will eventually be subleased and the related potential sublease income. The estimated accruals for these costs could be significantly affected if future experience

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

differs from that used in the initial estimate. If our estimate of the number of leases that will eventually be subleased increased by 10%, the accrual would decrease by $6.9 million. However, an adverse change in the assumptions could only increase the accrual by the amount of sublease rentals assumed in computing the accrual at December 31, 2011 of $9.1 million.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Results of Operations
The following table sets forth operating data for the periods presented (in thousands, except per share data).

				Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009
	Year Ended December 31,
	2011	2010	2009
Revenues:
Retail revenues	$758,254	$480,761	$238,687	57.7%	101.4%
Wholesale revenues	493,661	50,593	2,503	875.7%	N/M
Other revenues	1,551	3,749	2,582	(58.6)%	45.2%
Total revenues	1,253,466	535,103	243,772	134.2%	119.5%
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	1,249,966	912,776	410,899	36.9%	122.1%
Selling, general and administrative expense	698,067	870,980	515,296	(19.9)%	69.0%
Depreciation and amortization	687,636	454,003	190,273	51.5%	138.6%
Spectrum lease expense	308,693	279,993	259,359	10.3%	8.0%
Loss from abandonment of network and other assets	700,341	180,001	7,864	289.1%	N/M
Total operating expenses	3,644,703	2,697,753	1,383,691	35.1%	95.0%
Operating loss	(2,391,237)	(2,162,650)	(1,139,919)	(10.6)%	(89.7)%
Other income (expense):
Interest income	2,335	4,950	9,649	(52.8)%	(48.7)%
Interest expense	(505,992)	(152,868)	(69,431)	(231.0)%	(120.2)%
Gain (loss) on derivative instruments	145,308	63,255	(6,976)	129.7%	N/M
Other expense, net	681	(2,671)	(1,751)	125.5%	(52.5)%
Total other income (expense), net	(357,668)	(87,334)	(68,509)	(309.5)%	(27.5)%
Loss from continuing operations before income taxes	(2,748,905)	(2,249,984)	(1,208,428)	(22.2)%	(86.2)%
Income tax provision	(106,828)	(1,218)	(160)	N/M	(661.3)%
Net loss from continuing operations	(2,855,733)	(2,251,202)	(1,208,588)	(26.9)%	(86.3)%
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	2,158,831	1,775,840	894,841	21.6%	98.5%
Net loss from continuing operations attributable to Clearwire Corporation	(696,902)	(475,362)	(313,747)	(46.6)%	(51.5)%
Net loss from discontinued operations attributable to Clearwire Corporation	(20,431)	(12,075)	(11,835)	(69.2)%	(2.0)%
Net loss attributable to Clearwire Corporation	$(717,333)	$(487,437)	$(325,582)	(47.2)%	(49.7)%

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Revenues

Retail revenues are primarily generated from subscription and modem lease fees for our 4G and Pre-4G services, as well as from sales of 4G devices and fees for other services such as email and VoIP. Wholesale revenues are primarily generated from usage-based service fees for our 4G services.

	Year Ended December 31,			Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009
(In thousands, except percentages)	2011	2010	2009
Population covered by services	134,159	114,233	41,697	17.4%	174.0%
Subscribers:
Retail	1,292	1,099	595	17.6%	84.7%
Wholesale	9,123	3,246	46	181.1%	N/M

The $718.4 million increase in revenues for the year ended December 31, 2011 compared to the same period in 2010 is due primarily to growth in subscribers resulting from the continued expansion of our retail and wholesale subscriber base as we expanded our networks into new markets throughout 2009 and 2010. As further discussed below, during 2011 we curtailed our sales and advertising activities. As a result, and as we currently do not expect to expand into additional markets, we expect retail revenues to decline in 2012 .

Sprint is a significant wholesale customer of our 4G wireless broadband services. On April 18, 2011, we signed an amendment to the 4G MVNO Agreement with Sprint, which we refer to as the April 2011 4G MVNO Agreement, that resulted in a new usage-based pricing structure that applies to most 4G wireless services provided by us to Sprint effective beginning January 1, 2011. Application of the new usage-based pricing structure to usage generated during 2011 as well as the increase in the number of wholesale subscribers contributed to the increase in wholesale revenues in that period as compared to the same period in the prior year. In addition, wholesale revenue for the year ended December 31, 2011 also includes $17.7 million of a $28.2 million settlement payment. Because each of the agreements in the April 2011 4G MVNO Agreement were explicitly linked to one another, the settlement amount was treated as partial consideration for a revenue arrangement with multiple deliverables and was allocated to separate units of accounting based on the deliverables' relative fair values. The settlement payment was allocated, in part, to the settlement of 2010 pricing disputes. The remainder was recorded as deferred revenue and will be recognized over the remaining term of the agreements. The amount recognized in the year ended December 31, 2011 represents the portion allocated to the settlement of 2010 pricing disputes and the current amortization of the portion deferred. During the year ended December 31, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 39% of total revenues and substantially all of our wholesale revenues.

The $291.3 million increase in revenues for 2010 compared to 2009 is due primarily to the continued expansion of our retail and wholesale subscriber base as we expanded our networks into new markets. As of December 31, 2010, approximately 27% of our wholesale subscribers consisted of subscribers on multi-mode 3G/4G devices that resided outside of our currently launched 4G markets, but for whom we received an insignificant amount of revenue. Wholesale revenue in 2010 was based upon minimal wholesale rate and usage assumptions due to unresolved issues around pricing for wholesale transactions with Sprint, which were resolved with the April 2011 4G MVNO Agreement.

Under the November 2011 4G MVNO Amendments, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. Of the amount due, $900.0 million will be recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million will be recorded as an offset to the interest cost associated with the promissory note. Due to the significance of wholesale revenue from Sprint to total revenues for the year ended December 31, 2011 and the impact of changing from usage-based pricing to fixed pricing agreed to in the November 2011 4G MVNO Amendment, we currently expect wholesale revenues to decline in 2012 compared to 2011. Therefore, in order to grow our revenues beyond those agreed to in the November 2011 4G MVNO Amendment, we are focusing our efforts on deploying our LTE Network and leveraging that network to add new wholesale partners.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs primarily includes tower and network costs, provision of excessive and obsolete equipment, cost of goods sold and cost of services. Tower costs including rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites. Cost of goods sold include the cost of CPE sold to subscribers, and cost of services include costs incurred to provide 3G wireless services to our dual-mode customers.

The change in Cost of goods and services and network costs during the year ended December 31, 2011 as compared to the prior year resulted primarily from an increase in tower and network costs and an increase in the provision for excessive and obsolete equipment. For the year ended December 31, 2011, we incurred approximately $824.3 million in tower and networks costs, compared to $604.3 million in the prior year. Tower and network costs during the year ended December 31, 2011 include $155.6 million of charges related to lease termination costs and recognition of cease-to-use liabilities for unused backhaul circuits and tower leases where we have provided notice to our landlords of our intention not to renew. The remaining increase is primarily due to an increase in the number of tower leases and an increase in related backhaul and network expenses resulting from the operation of our network, which was significantly expanded in the second half of 2010.

The provision for excessive and obsolete equipment was $266.1 million for the year ended December 31, 2011 compared to $165.7 million in the prior year driven primarily by the uncertainty around the extent and timing of future expansion of the network, as well as our intent to deploy LTE in areas with expected high usage concentration and the write-down of obsolete CPE.

For the year ended December 31, 2010, we incurred approximately $604.3 million in tower and network costs, compared to approximately $300.0 million in the prior year. This increase was primarily due to an increase in the number of tower leases and an increase in related backhaul and network expenses resulting from our network expansion activities and the launch of 44 new 4G markets during 2010.

During the year ended December 31, 2010, we incurred approximately $165.7 million in charges related to obsolete CPE, write-offs of identified differences between recorded amounts and the results of physical counts of network base station equipment and an increase in our reserve for excess and obsolete equipment. Shrinkage of network base station equipment primarily represents losses experienced during the deployment process, while the reserves for excess and obsolete equipment represents the costs of equipment that exceeds our current needs, or is no longer being deployed in the networks due to obsolescence. Write-offs of CPE primarily represent leased modems not expected to be recovered from former subscribers. During 2009, we incurred approximately $52.6 million due to write-offs of CPE, identified differences between recorded amounts and the results of physical counts of network base station equipment and an increase in reserves for excess and obsolete equipment.

In 2012, we expect costs of goods sold to increase as we discontinue the option for our new retail customers to lease equipment in favor of a purchase-only model. We expect tower and network costs for 2012, excluding the impact of charges related to recognition of cease-to-use liabilities, if any, to remain consistent with the level of costs incurred in the current year as we continue to operate our existing networks. With the deployment of our LTE Network, we expect network costs to increase.
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

The decrease in SG&A expenses for the year ended December 31, 2011 as compared to the same period in 2010 is primarily due to the curtailment of advertising expenses due to our cost containment efforts, which led to slower growth in retail sales activity, resulting in lower commission expense and reductions in our sales and marketing workforce due to our outsourcing arrangements with Teletech. Marketing and advertising costs decreased $130.1 million, or 63.5%, in 2011 from 2010, commissions costs decreased $21.3 million, or 23.4% and sales and marketing related employee costs decreased $28.5 million, or 34.0%, in

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

2011 compared to 2010 primarily due to a 75.5% reduction in sales and marketing headcount at December 31, 2011 compared to the same date in 2010.

The increase in SG&A expenses for the year ended December 31, 2010 as compared to the same period in 2009 is primarily due to the higher sales and marketing and customer care expenses as well as additional resources, headcount and shared services that we utilized as we launched our 4G mobile broadband services in additional markets in 2010. Marketing and advertising costs increased $111.8 million, or 115%, in 2010 from 2009 due to the increase in gross subscriber additions and costs incurred in support of the launch of 44 new 4G markets during 2010. Employee related costs increased $186.2 million, or 59%, in 2010 compared to 2009 primarily due to an increase in headcount during the year. Our average employee headcount increased approximately 52% for the year ended December 31, 2010 when compared to the year ended December 31, 2009.

While we expect total SG&A expense to decrease in 2012 as compared to 2011 as we experience the effects of our cost containment measures, as well as the workforce reductions that commenced in November 2010 and continued in 2011, we expect expenses to increase during the first half of 2012 as we incur advertising costs to continue to support the launch of our new no-contract product offering.
Depreciation and Amortization

Depreciation and amortization expense primarily represents depreciation recorded on PP&E and amortization of intangible assets. The increase during the year ended December 31, 2011 as compared to the same period in 2010 and the increase during the year ended December 31, 2010 as compared to the same period in 2009 are primarily a result of new network assets placed into service to support our launched markets during 2010 and 2009, respectively.

We expect depreciation and amortization in 2012 to increase slightly as compared with 2011 depreciation and amortization as we placed minimal new assets into service during 2011. During the year, as a result of our intent to deploy LTE and Sprint's announcement that it plans to deploy its own LTE network, we evaluated the remaining useful lives of our network equipment. We concluded that, because WiMAX related network assets are expected to continue to be in service supporting our retail customers and, pursuant to the November 2011 4G MVNO Amendment, we committed to continue operating our mobile WiMAX network through calendar year 2015, no change to the remaining useful lives was appropriate at this time. We will continue to monitor the estimated useful lives of our network equipment as our plans continue to evolve. Any future adjustments to those lives would likely result in increased depreciation expense in future periods.

Spectrum Lease Expense

Total spectrum lease expense recorded was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Spectrum lease payments	$169,353	$179,741	$170,634
Non-cash spectrum lease expense	85,666	42,819	30,827
Amortization of spectrum leases	53,674	57,433	57,898
Total spectrum lease expense	$308,693	$279,993	$259,359

Total spectrum lease expense increased $28.7 million in 2011 compared to 2010 and increased $20.6 million in 2010 as compared to 2009 as a result of the renewal of spectrum leases held by us at higher rates.

While we do not expect to add a significant number of new spectrum leases in 2012, we do expect our spectrum lease expense to increase. As we renew the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
Loss from Abandonment of Network and Other Assets

During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

our prior build plans in 2010 and due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE subject to funding, alongside mobile WiMAX, in areas of expected high usage concentration, we decided to abandon certain projects that no longer fit within management's strategic network plans. For projects that were abandoned, the related costs were written down, resulting in a charge of approximately $397.2 million for the year ended December 31, 2011. During the same periods in 2010 and 2009, we incurred approximately $180.0 million and $7.9 million, respectively, for the abandonment of network projects that no longer met management's strategic network plans.

Additionally, in connection with our cost savings initiatives, during 2011 we identified, evaluated and terminated certain unutilized tower leases, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects classified as construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of approximately $233.5 million for the year ended December 31, 2011.

In addition, during the second quarter of 2011, we completed an assessment of certain internally-developed software projects that had not yet been placed in service. Those projects are no longer expected to be completed, and were thus written down to fair value, resulting in a charge of approximately $62.0 million for the year ended December 31, 2011.

As we continue to revise our business plans in response to changes in our strategy, our commitment under the November 2011 4G MVNO Amendment and funding availability, additional assets could be identified for abandonment, for which there could be associated write-downs.
Interest Expense
Interest expense recorded was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Senior secured notes	$369,197	$347,646	$209,599
Second-priority secured notes	62,055	3,881	—
Exchangeable notes	82,535	5,317	—
Vendor financing notes	3,464	1,655	—
Capital lease obligations	7,564	2,964	—
Total interest expense on debt	524,815	361,463	209,599
Less: capitalized interest	(18,823)	(208,595)	(140,168)
Total interest expense	$505,992	$152,868	$69,431

	Year Ended December 31,
	2011	2010	2009
Interest payments	$484,599	$346,984	$145,416
Accretion of debt discount and amortization of debt premium, net	40,216	14,479	64,183
Capitalized interest	(18,823)	(208,595)	(140,168)
	$505,992	$152,868	$69,431

The increase in interest expense and interest payments for the year ended December 31, 2011 as compared to the same period in 2010 is due to a full year of interest cost incurred related to the issuance of an additional $175.0 million of senior secured notes, together with the issuances of $500.0 million of second-priority secured notes and $729.3 million of exchangeable notes in December 2010. Interest expense also includes adjustments to accrete our debt to par value, including the significant discount on the exchangeable notes resulting from separation of the Exchange Options resulting in an increase in the non-cash charge for the net accretion of debt discount. In addition, the amount of interest capitalized during the period declined significantly due to the substantial completion of our WiMAX network build in 2010.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

The increase in interest expense and interest payments for the year ended December 31, 2010 as compared to the same period in 2009 is due primarily to a full year of interest expense incurred related to the issuance of senior secured notes in November 2009 which increased the outstanding principal balance by approximately $1.36 billion, partially offset by an increase in the amount of interest capitalized during the period as our network build activity accelerated during 2010.

As a result of the issuance of an additional $300.0 million of senior secured notes in January 2012, we expect interest cost to increase in 2012 relative to 2011.
Gain (Loss) on Derivative Instruments

In connection with the issuance of the exchangeable notes in December 2010, we recognized derivative liabilities relating to the Exchange Options embedded in those notes. The change in estimated fair value of the Exchange Options is required to be recognized in earnings during the period. For the year ended December 31, 2011, we recorded a gain of $159.7 million for the change in estimated fair value of the Exchange Options.

In addition, in the event of an issuance of new equity securities or securities exchangeable or convertible into capital stock, which we refer to as New Securities, certain existing equityholders are entitled to pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value and we recorded a charge of $15.9 million for the year ended December 31, 2011 representing the value of the derivative upon completion of the Sprint Equity Purchase.

For the year ended December 31, 2010, we recorded a gain of $63.6 million for the change in estimated fair value of the Exchange Options. These instruments were not outstanding during 2009. The $7.0 million loss recorded during the year ended December 31, 2009 was related to interest rate swap contracts which were used as economic hedges of the interest rate risk related to a portion of our senior term loan facility. We terminated these swap contracts during the fourth quarter of 2009 in connection with the retirement of our senior term loan facility.

We expect the gain (loss) on derivative instruments to fluctuate significantly in 2012 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as stock price and volatility. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Stock Price Risk.
Income Tax Provision

The increase in the income tax provision for the year ended December 31, 2011 as compared to the same period in 2010 is due to deferred tax expense recorded to reflect the effect of the limitation on our net operating losses, which we refer to as NOLs, under Section 382 of the Internal Revenue Code due to the Equity Offering on December 13, 2011 and the increased deferred tax liability associated with the gain on derivative instruments recorded for the year ended December 31, 2011. The limitation of our NOLs caused an increase to the valuation allowance recorded against the deferred tax asset of our continuing operations, resulting in an increase in the net deferred liability for our continuing operations.

As a result of our plans to sell our operations in Spain, Belgium and Germany, we believe that if certain intercompany loans related to our international operations were considered uncollectible for federal income tax purposes, there would be an increase to the deferred tax liability of our discontinued operations of up to approximately $155 million along with a corresponding deferred tax expense for our discontinued operations.

The increase in the income tax provision for 2010 as compared to 2009 is primarily due to an increase in taxes at the state level as we expanded our services into new markets throughout 2010.

Net Loss from Discontinued Operations Attributable to Clearwire Corporation

The net loss from discontinued operations attributable to Clearwire Corporation represents our portion of the total net loss from discontinued operations. The increase in net loss from discontinued operations attributable to Clearwire Corporation for the year ended December 31, 2011 as compared to the same period in 2010 is due primarily to Clearwire Corporation's share of impairment charges recorded to assets held by our international subsidiaries and charges to adjust the carrying value of the disposal

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

group to their fair value less cost to sell. Clearwire Corporation's share of these charges, which was included as discontinued operations, was approximately $15.0 million for the year ended December 31, 2011.

Total net loss from discontinued operations for 2010 was $51.9 million as compared to $45.3 million for 2009. This increase was due primarily to impairment charges of $10.4 million related to our indefinite-lived spectrum assets, network assets and other intangible assets in our international operations. The average percentage ownership by the non-controlling interest for 2010 increased by approximately 4.0% as compared to 2009 resulting in a lower portion of the net losses being allocated to Clearwire Corporation.

Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(930,789)	$(1,168,713)	$(472,484)
Net cash used in investing activities	(92,019)	(1,013,218)	(1,782,999)
Net cash provided by financing activities	687,563	1,718,001	2,745,847
Effect of foreign currency exchange rates on cash and cash equivalents	(4,573)	(525)	1,510
Total net increase (decrease) in cash and cash equivalents	(339,818)	(464,455)	491,874
Cash and cash equivalents at beginning of period	1,233,562	1,698,017	1,206,143
Cash and cash equivalents at end of period	893,744	1,233,562	1,698,017
Less: cash and cash equivalents of discontinued operations at end of period	1,815	3,320	7,465
Cash and cash equivalents of continuing operations at end of period	$891,929	$1,230,242	$1,690,552
Operating Activities

Net cash used in operating activities decreased $237.9 million for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to higher cash collections from subscribers as overall revenues from retail subscribers increased approximately $277.5 million from the prior year. In addition, during the year ended December 31, 2011, we received a total of $415.7 million from Sprint pursuant to the April 2011 4G MVNO Amendment comprised of $300.0 million relating to the minimum commitment provided in the April 2011 4G MVNO Amendment, $87.5 million in prepayment for future services beyond the minimum commitment and $28.2 million payment to settle outstanding disputes related to prior usage. The higher collections were partially offset by an increase of $138.5 million in payments for interest on long-term debt obligations and an increase in operating expenses due to our overall network growth throughout 2010.

Net cash used in operating activities increased $696.2 million for the year ended December 31, 2010 as compared to the prior year primarily due to payments for operating expense as we continued to expand and operate our business. The increased operating expense payments were partially offset by an increase in cash collections from subscribers of approximately 96% year over year.
Investing Activities

During the year ended December 31, 2011, net cash used in investing activities decreased $921.2 million as compared to the same period in 2010. This change is due primarily to a decrease of approximately $2.24 billion in cash paid for PP&E which was partially offset by a $1.38 billion reduction in net maturities, year over year, of available-for-sale securities which are invested in short-term investments consisting principally of United States Government and Agency Issues. During 2010, our focus was on the build out of our 4G mobile broadband network, while during 2011 our focus has been on maintenance and operational performance of the networks. With our intended deployment of a high capacity LTE network primarily in densely populated urban

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

areas, we anticipate that capital expenditures will increase in 2012 compared to 2011.

During the year ended December 31, 2010, net cash used in investing activities decreased $769.8 million as compared to the prior year. This change was due primarily to an increase in proceeds from net dispositions of available-for-sale investments of $1.97 billion partially offset by increased capital expenditures related to the expansion of our networks of $1.21 billion.
Financing Activities

Net cash provided by financing activities decreased $1.03 billion for the year ended December 31, 2011 as compared to the same period in 2010 due primarily to proceeds from issuance of long-term debt of $1.41 billion, a rights offering of $290.3 million and cash contributions of $66.5 million, net of $11.7 million of transactions costs, from Sprint, Comcast, Intel, Time Warner Cable, Bright House and Eagle River during the year ended December 31, 2010. During the year ended December 31, 2011, we received proceeds of $402.5 million, net of $18.4 million of transaction costs, from the public issuance of Class A Common Stock in the Equity Offering and a cash contribution of $331.4 million from Sprint as a result of the Sprint Equity Purchase.

Net cash provided by financing activities was $2.75 billion for the year ended December 31, 2009, resulting primarily from $1.48 billion of cash received from the private placement of equity securities, $2.47 billion received from the issuance of long-term debt, $12.2 million in proceeds from the issuance of shares of Class A Common Stock to CW Investments Holdings LLC and proceeds from exercises of Class A Common Stock options. These are partially offset by payments of $1.17 billion on our senior term loan facility, which was retired on November 24, 2009.

Our payment obligations under the senior secured notes, rollover notes and second priority notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The senior secured notes, rollover notes and second priority notes contain limitations on our activities, which among other things include incurring additional indebtedness and guaranteeing indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets. At December 31, 2011, we were in compliance with our debt covenants.
Contractual Obligations

The contractual obligations of our continuing operations presented in the table below represent our estimates of future cash payments under fixed contractual obligations and commitments as of December 31, 2011. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual cash payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of December 31, 2011 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long-term debt obligations	$4,225,123	$20,965	$27,184	$2,947,724	$1,229,250
Interest payments on long-term debt obligations(1)	3,523,270	476,305	949,021	594,029	1,503,915
Operating lease obligations(2)	1,884,203	368,361	718,431	423,805	373,606
Operating lease payments for assumed renewal periods(2)(3)	8,751,774	—	91,725	401,244	8,258,805
Spectrum lease obligations	6,236,306	169,558	345,848	350,254	5,370,646
Spectrum service credits and signed spectrum agreements	104,976	2,786	5,484	5,484	91,222
Capital lease obligations(4)	108,902	12,520	26,535	19,201	50,646
Purchase agreements(5)	233,395	138,355	80,087	8,200	6,753
Total	$25,067,949	$1,188,850	$2,244,315	$4,749,941	$16,884,843
____________________________________

(1)	Includes $1.38 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

(2)
Includes executory costs of $53.0 million. Amounts include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives.

(3)	Amounts include lease payments for assumed renewal periods where renewal is likely.

(4)	Payments include $43.3 million representing interest.

(5)
Purchase agreements includes purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and minimum purchases we have committed to purchase from suppliers over time for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. The amounts actually paid under some of these “other” agreements will likely be higher than the minimum commitments due to variable components of these agreements.

On January 27, 2012, Clearwire Communications received proceeds of $294.8 million, net of debt issuance costs, from an offering of senior secured notes with par value of $300.0 million, due December 1, 2016 and bearing interest at 14.75%. Total future interest payments of $214.4 million are due on a pro-rata basis, paid bi-annually through December 1, 2016.

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

Recent Accounting Pronouncements
In May 2011, the FASB issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, which we refer to as IFRS. The new guidance is largely consistent with existing fair value measurement principles in U.S. GAAP but does expand existing disclosure requirements and make other amendments such as clarification regarding: application of the highest and best use and valuation premise concepts; application of blockage factors and other premiums and discounts; and measuring the fair value of financial instruments that are managed within a portfolio and instruments classified within shareholders' equity. Disclosure requirements have been enhanced with the most significant change requiring entities to disclose quantitative information about unobservable inputs used in a recurring Level 3 fair value measurement, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. As the new accounting guidance will primarily amend the disclosure requirements related to fair value measurement, we do not expect the adoption to have any impact on our financial condition or results of operations.
In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, we do not expect the adoption to have any impact on our financial condition or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, our stock price risk, foreign currency exchange rates and changes in the market value of investments due to credit risk.
Interest Rate Risk
Our primary interest rate risk is associated with our variable rate vendor financing notes. An increase in 3-month LIBOR, would increase our interest expense and change cashflows on our variable rate vendor financing notes. At December 31, 2011, we had $48.4 million aggregate principal outstanding of variable rate vendor financing notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $353,000.
We have long-term fixed-rate debt with a book value of $3.93 billion and $65.6 million of long-term fixed-rate capital lease obligations outstanding at December 31, 2011. While changes in interest rates or our credit spread impact the fair value of this fixed rate debt, there is no impact to earnings and cash flows as the rate paid does not change if interest rates or credit spreads change. We expect to hold the debt to maturity or, in the case of the exchangeable notes, to December 2017, unless market and other factors are favorable. The exchangeable notes, with a carrying value of $520.0 million at December 31, 2011, have a maturity of 2040; however, it is likely the notes would be held no longer than December 1, 2017, the date that we have the option to redeem the exchangeable notes at par and the noteholders may require us to repurchase the exchangeable notes at par.
We also have cash equivalents and investments that may expose us to interest rate risk. A decline in interest rates decreases interest earned from our investments. Our cash equivalents and investment portfolio have a weighted average maturity of 1 month and a market yield of 0.04% as of December 31, 2011. Due to the current market yield, a further decline in interest rates would have a de minimis impact on earnings.
Stock Price Risk

The Exchange Options embedded in the exchangeable notes constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock's volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of $19.6 million or a gain of $7.2 million, respectively. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $12.4 million or a gain of $6.2 million, respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the United States dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded as discontinued operations in the consolidated statement of operations. The fluctuation of foreign currency exchange rates did not have a material impact on our consolidated financial statements.
Credit Risk

At December 31, 2011, we held available-for-sale short-term investments with a fair value and carrying value of $215.7 million and a cost of $215.6 million, comprised of United States Government securities. We regularly review the carrying value of our short-term and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The majority of our short-term investments at December 31, 2011 were concentrated in United States Treasury Securities which are considered the least risky investments available to United States investors.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington
We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clearwire Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 16, 2012

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$891,929	$1,230,242
Short-term investments	215,655	502,316
Restricted cash	1,000	1,000
Accounts receivable, net of allowance of $5,542 and $3,792	83,660	24,653
Inventory	23,832	17,432
Prepaids and other assets	71,083	82,580
Total current assets	1,287,159	1,858,223
Property, plant and equipment, net	3,014,277	4,447,374
Restricted cash	7,619	29,355
Spectrum licenses, net	4,298,254	4,348,882
Other intangible assets, net	40,850	60,884
Other assets	157,797	199,003
Assets of discontinued operations (Note 18)	36,696	96,765
Total assets	$8,842,652	$11,040,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$157,172	$448,789
Other current liabilities	122,756	226,997
Total current liabilities	279,928	675,786
Long-term debt, net	4,019,605	4,017,019
Deferred tax liabilities, net	152,182	838
Other long-term liabilities	719,703	444,774
Liabilities of discontinued operations (Note 18)	25,196	32,071
Total liabilities	5,196,614	5,170,488
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 and 1,500,000 shares authorized; 452,215 and 243,544 shares outstanding	45	24
Class B common stock, par value $0.0001, 1,400,000 and 1,000,000 shares authorized; 839,703 and 743,481 shares outstanding	83	74
Additional paid-in capital	2,714,634	2,221,110
Accumulated other comprehensive income	2,793	2,495
Accumulated deficit	(1,617,826)	(900,493)
Total Clearwire Corporation stockholders’ equity	1,099,729	1,323,210
Non-controlling interests	2,546,309	4,546,788
Total stockholders’ equity	3,646,038	5,869,998
Total liabilities and stockholders’ equity	$8,842,652	$11,040,486

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues	$1,253,466	$535,103	$243,772
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	1,249,966	912,776	410,899
Selling, general and administrative expense	698,067	870,980	515,296
Depreciation and amortization	687,636	454,003	190,273
Spectrum lease expense	308,693	279,993	259,359
Loss from abandonment of network and other assets	700,341	180,001	7,864
Total operating expenses	3,644,703	2,697,753	1,383,691
Operating loss	(2,391,237)	(2,162,650)	(1,139,919)
Other income (expense):
Interest income	2,335	4,950	9,649
Interest expense	(505,992)	(152,868)	(69,431)
Gain (loss) on derivative instruments	145,308	63,255	(6,976)
Other income (expense), net	681	(2,671)	(1,751)
Total other expense, net	(357,668)	(87,334)	(68,509)
Loss from continuing operations before income taxes	(2,748,905)	(2,249,984)	(1,208,428)
Income tax provision	(106,828)	(1,218)	(160)
Net loss from continuing operations	(2,855,733)	(2,251,202)	(1,208,588)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	2,158,831	1,775,840	894,841
Net loss from continuing operations attributable to Clearwire Corporation	(696,902)	(475,362)	(313,747)
Net loss from discontinued operations attributable to Clearwire Corporation (Note 18)	(20,431)	(12,075)	(11,835)
Net loss attributable to Clearwire Corporation	$(717,333)	$(487,437)	$(325,582)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(2.70)	$(2.14)	$(1.66)
Diluted	$(2.99)	$(2.41)	$(1.68)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(2.78)	$(2.19)	$(1.72)
Diluted	$(3.07)	$(2.46)	$(1.74)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(2,855,733)	$(2,251,202)	$(1,208,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	105,308	—	(218)
Non-cash gain on derivative instruments	(145,308)	(63,255)	(6,939)
Accretion of discount on debt	40,216	6,113	66,375
Depreciation and amortization	687,636	454,003	190,273
Amortization of spectrum leases	53,674	57,433	57,898
Non-cash rent expense	342,962	200,901	108,953
Loss on property, plant and equipment (Note 5)	966,441	345,727	60,493
Other operating activities	27,745	49,506	30,477
Changes in assets and liabilities:
Inventory	15,697	(11,697)	(9,713)
Accounts receivable	(54,212)	(20,550)	(2,069)
Prepaids and other assets	22,447	(73,767)	(65,150)
Prepaid spectrum licenses	(4,360)	(3,294)	(23,861)
Accounts payable and other liabilities	(135,683)	144,680	326,527
Net cash used in operating activities of continuing operations	(933,170)	(1,165,402)	(475,542)
Net cash provided by (used in) operating activities of discontinued operations	2,381	(3,311)	3,058
Net cash used in operating activities	(930,789)	(1,168,713)	(472,484)
Cash flows from investing activities:
Capital expenditures	(405,655)	(2,646,365)	(1,444,126)
Purchases of available-for-sale investments	(957,883)	(2,098,705)	(3,571,154)
Disposition of available-for-sale investments	1,255,176	3,776,805	3,280,455
Other investing activities	20,229	(44,119)	(40,887)
Net cash used in investing activities of continuing operations	(88,133)	(1,012,384)	(1,775,712)
Net cash used in investing activities of discontinued operations	(3,886)	(834)	(7,287)
Net cash used in investing activities	(92,019)	(1,013,218)	(1,782,999)
Cash flows from financing activities:
Principal payments on long-term debt	(29,957)	(876)	(1,171,775)
Proceeds from issuance of long-term debt	—	1,413,319	2,467,830
Debt financing fees	(1,159)	(53,285)	(44,217)
Equity investment by strategic investors	331,400	54,828	1,481,813
Proceeds from issuance of common stock	387,279	304,015	12,196
Net cash provided by financing activities of continuing operations	687,563	1,718,001	2,745,847
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by financing activities	687,563	1,718,001	2,745,847
Effect of foreign currency exchange rates on cash and cash equivalents	(4,573)	(525)	1,510
Net (decrease) increase in cash and cash equivalents	(339,818)	(464,455)	491,874
Cash and cash equivalents:
Beginning of period	1,233,562	1,698,017	1,206,143
End of period	893,744	1,233,562	1,698,017
Less: cash and cash equivalents of discontinued operations at end of period	1,815	3,320	7,465
Cash and cash equivalents of continuing operations at end of period	$891,929	$1,230,242	$1,690,552
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$474,849	$336,314	$119,277
Swap interest paid, net	$—	$—	$13,915
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$14,144	$120,025	$89,792
Fixed asset purchases financed by long-term debt	$11,514	$133,288	$—
Non-cash financing activities:
Vendor financing obligations	$(3,332)	$(60,251)	$—
Capital lease obligations	$(8,182)	$(73,037)	$—

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2011, 2010 and 2009

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2008	190,002	$19	505,000	$51	$2,092,861	$3,194	$(29,933)	$5,436,618	$7,502,810
Net loss from continuing operations	—	—	—	—	—	—	(313,747)	(894,841)	(1,208,588)
Net loss from discontinued operations	—	—	—	—	—	—	(11,835)	(33,423)	(45,258)
Foreign currency translation adjustment	—	—	—	—	—	254	—	42	296
Unrealized gain on investments	—	—	—	—	—	297	—	1,622	1,919
Comprehensive loss								(926,600)	(1,251,631)
Issuance of common stock, net of issuance costs, and other capital transactions	6,765	1	229,239	22	(104,148)	—	(57,541)	1,655,675	1,494,009
Share-based compensation and other transactions	—	—	—	—	11,348	—	—	15,832	27,180
Balances at December 31, 2009	196,767	20	734,239	73	2,000,061	3,745	(413,056)	6,181,525	7,772,368
Net loss from continuing operations	—	—	—	—	—	—	(475,362)	(1,775,840)	(2,251,202)
Net loss from discontinued operations	—	—	—	—	—	—	(12,075)	(39,817)	(51,892)
Foreign currency translation adjustment	—	—	—	—	—	(1,180)	—	(5,042)	(6,222)
Unrealized gain on investments	—	—	—	—	—	437	—	1,917	2,354
Comprehensive loss								(1,818,782)	(2,306,962)
Issuance of common stock, net of issuance costs, and other capital transactions	46,777	4	9,242	1	208,385	(507)	—	150,123	358,006
Share-based compensation and other transactions	—	—	—	—	12,664	—	—	33,922	46,586
Balances at December 31, 2010	243,544	24	743,481	74	2,221,110	2,495	(900,493)	4,546,788	5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(696,902)	(2,158,831)	(2,855,733)
Net loss from discontinued operations	—	—	—	—	—	—	(20,431)	(61,379)	(81,810)
Foreign currency translation adjustment	—	—	—	—	—	1,149	—	2,764	3,913
Unrealized loss on investments	—	—	—	—	—	(1,515)	—	(4,615)	(6,130)
Comprehensive loss								(2,222,061)	(2,939,760)
Issuance of common stock, net of issuance costs, and other capital transactions	208,671	21	173,635	17	478,394	664	—	210,088	689,184
Surrender of Class B common stock	—	—	(77,413)	(8)	—	—	—	—	(8)
Share-based compensation and other transactions	—	—	—	—	15,130	—	—	11,494	26,624
Balances at December 31, 2011	452,215	$45	839,703	$83	$2,714,634	$2,793	$(1,617,826)	$2,546,309	$3,646,038

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country.Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. As of December 31, 2011, we offered our services in 88 markets in the United States covering an estimated 134.2 million people, including an estimated 131.9 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses and seeking additional capital for our current business and to continue the development of our network.

Over the long term, we will need to greatly expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and by adding additional wholesale partners. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators in the United States, including Sprint, as their next generation wireless technology. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position to offer offload data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
As of December 31, 2011, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the expected impact of our recent expense reductions, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the new agreement signed with them in November 2011, which we refer to as the November 2011 4G MVNO Amendment (See Note 17, Related Party Transactions, for further information). We do not expect our operations to generate cumulative positive cash flows during the next twelve months. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business, including the deployment of our LTE network. Also, we believe we may need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.

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
Principles of Consolidation - The consolidated financial statements include all of the assets, liabilities and results of operations of our wholly-owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. Investments in entities that we do not control and are not the primary beneficiary, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany transactions are eliminated in consolidation.
Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and we allocate net income (loss), other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses even if that attribution results in a deficit non-controlling interest balance. See Note 15, Stockholders' Equity, for further information.
Financial Statement Presentation -
We have reclassified certain prior period amounts to conform with the current period presentation.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We operate with a single reportable segment as a provider of 4G wireless broadband services in the United States. Prior to June 30, 2011, we had identified two reportable segments: the United States and the international operations. As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain, which principally represent our remaining international operations. Our goal is to complete these sales within one year and as a result, substantially all of the international operations' assets and liabilities have been classified and accounted for as held for sale and reported as discontinued operations. Subsequent to June 30, 2011, our remaining international assets are comprised primarily of investments in international affiliates and notes receivable.
The assets or asset group of the discontinued operations are measured at the lower of its carrying amount or fair value less cost to sell. The fair value of the assets or asset group is calculated based on information from initial negotiations. Net loss from discontinued operations for the year ended December 31, 2011 included $59.8 million of charges associated with adjusting the carrying value of the assets or asset group to fair value less cost to sell and impairment charges recorded prior to assets being classified as held for sale. Net loss from discontinued operations during the years ended December 31, 2010 included $10.4 million of impairment charges. No impairment charges were recorded to discontinued operations during the year ended December 31, 2009. See Note 18, Discontinued Operations, for further discussion. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.
Our international subsidiaries generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in Net loss from discontinued operations attributable to Clearwire Corporation on the consolidated statement of operations.
Use of Estimates - Preparing financial statements in conformity with U.S. GAAP requires management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our subscribers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, including judgments about when an impairment indicator may or may not have occurred and estimates of the fair value of our spectrum licenses, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances, determination of sublease rentals in the computation of cease-to-use tower operating lease liability and valuation of derivatives.
Cash and Cash Equivalents - Cash equivalents consist of money market mutual funds and highly liquid short-term investments, with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. Cash and cash equivalents exclude cash that is contractually restricted for operational purposes. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and management believes the credit risk related to these balances to be minimal.
Restricted Cash - Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or non-current asset based on its designated purpose. The majority of this restricted cash has been designated to satisfy certain vendor contractual obligations.
Investments - We have an investment portfolio comprised primarily of U.S. Government and Agency Issues. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments that are available for current operations are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.
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
We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price, investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. If it is judged that a decline in fair value is other-than-temporary, a realized loss equal to the decline is reflected in the consolidated statement of operations, and a new cost basis in the investment is established.
Fair Value Measurements - Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
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
We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed or other available models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining fair value is dependent upon the availability of quoted market prices or observable market parameters. For assets or liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available. See Note 12, Fair Value, for further information.
Accounts Receivable - Accounts receivables are stated at amounts due from subscribers and our wholesale partners net of an allowance for doubtful accounts. See Note 17, Related Party Transactions, for further information regarding accounts receivable balances with related parties.
Inventory - Inventory primarily consists of customer premise equipment, which we refer to as CPE, and other accessories sold to retail subscribers and is stated at the lower of cost or net realizable value. Cost is determined under the average cost method. We record inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment - Property, plant and equipment, which we refer to as PP&E, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate PP&E category. We capitalize costs of additions and improvements, including salaries, benefits and related overhead costs associated with constructing PP&E and interest costs related to construction. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Maintenance and repairs are expensed as incurred.
PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we determine the recoverability of the asset's carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use and disposal of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value of the asset and its carrying value. For purposes of testing impairment, our long-lived assets, including PP&E and intangible assets with definite useful lives, and our spectrum license assets in the United States are combined into a single asset group. This represents the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities, and management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management's strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide networks. For PP&E in the United States, there were no impairment losses recorded in the years ended December 31, 2011, 2010 and 2009.
In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. This assessment includes the provision for differences between recorded amounts and the results of physical counts and the provision for excessive and obsolete equipment. See Note 5, Property, Plant and Equipment, for further information.
Internally Developed Software - We capitalize costs related to computer software developed or obtained for internal use, and interest costs incurred during the period of development. Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software once the software has been placed in service, which is generally three years. We periodically assess capitalized software costs that have not been placed in service to determine whether any projects are no longer expected to be completed. The capitalized cost associated with any projects that are not expected to be completed are written down. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.
Spectrum Licenses - Spectrum licenses primarily include owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives, and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairments for any of the periods presented for indefinite lived intangible assets in the United States.
Favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for favorable spectrum leases in the years ended December 31, 2011, 2010 and 2009.
Other Intangible Assets - Other intangible assets consist of subscriber relationships, trademarks, patents and other, and are

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stated at cost net of accumulated amortization. Amortization is calculated using either the straight-line method or an accelerated method over the assets' estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment losses for our other intangible assets in the United States in the years ended December 31, 2011, 2010 and 2009.
Derivative Instruments and Hedging Activities - It is our policy that hedging activities are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. We record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting.
During 2010, we issued exchangeable notes that included embedded exchange options which qualified as derivative instruments and are required to be accounted for separately from the host debt instruments and recorded as derivative financial instruments at fair value. The embedded exchange options, which we refer to as the Exchange Options, do not qualify for hedge accounting, and as such, all future changes in the fair value of these derivative instruments will be recognized currently in earnings until such time as the Exchange Options are exercised or expire. See Note 11, Derivative Instruments, for further information.
In addition, in the event of an issuance of new equity securities or securities exchangeable or convertible into capital stock, which we refer to as New Securities, certain existing equityholders are entitled to pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value. See Note 11, Derivative Instruments, for further information.
Debt Issuance Costs - Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expenses), net in the consolidated statements of operations. Unamortized debt issuance costs are recorded in other assets in the consolidated balance sheets.
Interest Capitalization - We capitalize interest related to our owned spectrum licenses and the related construction of our network infrastructure assets, as well as the development of software for internal use. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use or when we suspend substantially all construction activity. Interest is capitalized on construction in progress, software under development and spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets or software assets and depreciated over the useful lives of those assets.
Income Taxes - We record deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recorded for net operating loss, capital loss, and tax credit carryforwards. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount considered more likely than not to be realized. We also apply a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense.
Revenue Recognition - We primarily earn revenue by providing access to our high-speed wireless networks. Also included in revenue are sales and leases of CPE and additional add-on services, including personal and business email. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. We believe that the geographic diversity of our retail subscriber base minimizes the risk of incurring material losses due to concentration of credit risk. Sprint, our major wholesale customer, accounts for substantially all of our wholesale sales to date, and comprise approximately 39% of total revenues during the year ended December 31, 2011.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue consisted of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Retail revenue	$758,254	$480,761	$238,687
Wholesale revenue	493,661	50,593	2,503
Other revenue	1,551	3,749	2,582
Total revenues	$1,253,466	$535,103	$243,772
Revenue from retail subscribers is billed one month in advance and recognized ratably over the contracted service period. Revenues associated with the sale of CPE and other equipment to subscribers is recognized when title and risk of loss is transferred to the subscriber. Shipping and handling costs billed to subscribers are classified as revenue.
Revenues from wholesale subscribers are billed one month in arrears and are generally recognized as they are earned, based on terms defined in our commercial agreements with our wholesale partners. For 2011, the majority of our wholesale revenues were derived from our agreement with Sprint.  Under that agreement, revenues were earned as Sprint utilized our network, with usage-based pricing that included volume discounts.  In November, 2011, we entered into the November 2011 4G MVNO Amendment with Sprint which, among other things, provides for unlimited access to our WiMAX network for 2012 and 2013 for one flat price.  See Note 17, Related Party Transactions, for further information on the provisions of this new agreement.
In October 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. We adopted the new accounting guidance on January 1, 2011. Adoption of the new guidance did not have a material impact on our financial statements.
On April 18, 2011, we signed a series of agreements with Sprint, which we refer to as the April 2011 Sprint Wholesale Amendments, wherein, among other things, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed to pay us $28.2 million to settle outstanding disputes related to prior usage, which we refer to as the Settlement Amount. Because the April 2011 Sprint Wholesale Amendments were explicitly linked to one another, the Settlement Amount was treated as partial consideration for a revenue arrangement with multiple deliverables and was allocated to separate units of accounting based on the deliverables' relative selling prices. Revenue-generating activities to which value was attributed in the April 2011 Sprint Wholesale Amendments included: permission for Sprint to resell the 4G wireless broadband services on a wholesale basis to other companies, and those companies' ability, in turn, to resell the 4G wireless broadband services on a wholesale basis; additional pricing discounts for Sprint relative to the prices paid by other resellers for certain 4G wireless broadband services; and new prices to be paid by us for 3G wireless service.
To allocate arrangement consideration to multiple deliverables, a selling price hierarchy was used to determine the selling price of the deliverables. In accordance with the selling price hierarchy, the selling price for each deliverable is based on vendor-specific objective evidence, which we refer to as VSOE, if available, third-party evidence, which we refer to as TPE, if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. As neither VSOE nor TPE were available for the identified revenue-generating activities in the April 2011 Sprint Wholesale Amendments, we determined the estimated selling price of each revenue-generating activity using a discounted cash flow model considering provisions of the April 2011 Sprint Wholesale Amendment, market conditions as well as entity-specific factors. Key assumptions in determining the estimated selling price of each deliverable include, but are not limited to, estimated incremental revenue from new activities based on forecasted subscriber growth rates and usage levels, estimated profit margin and discount rate. The $28.2 million consideration received was allocated to each identified deliverable in the April 2011 Sprint Wholesale Amendments based on their relative estimated selling price. Any revenue attributable to the delivered elements was recognized currently in revenue and any revenue attributable to the undelivered elements was deferred and will be recognized as the undelivered elements are expected to be delivered over the remaining term of the agreements.
Advertising Costs - Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expense was $76.4 million, $213.9 million and $99.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Net Loss per Share - Basic net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A common shares of Clearwire Corporation, which we refer to as Class A Common Shares, outstanding during the period. Diluted net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Shares and dilutive Class A Common Share equivalents outstanding during the period. Class A Common Share equivalents generally consist of the Class A Common Shares issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive Class A Common Share equivalents are excluded from the calculation of diluted net loss per Class A Common Share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. The potential exchange of Clearwire Communications LLC Class B common interests, which we refer to as Class B Common Interests, together with Clearwire Corporation Class B common stock, which we refer to as Class B Common Stock, for Class A Common Stock may have a dilutive effect due to certain tax effects. On an “if converted” basis, shares issuable upon the conversion of the exchangeable notes may also have a dilutive effect. See Note 16, Net Loss Per Share, for further information.
Operating Leases - We have operating leases for spectrum licenses, towers and certain facilities, and equipment for use in our operations. Certain of our spectrum licenses are leased from third-party holders of Educational Broadband Service, which we refer to as EBS, spectrum licenses granted by the Federal Communications Commission, which we refer to as the FCC. EBS licenses authorize the provision of certain communications services on the EBS channels in certain markets throughout the United States. We account for these spectrum leases as executory contracts which are similar to operating leases. Signed leases which have unmet conditions required to become effective are not amortized until such conditions are met and are included in spectrum licenses in the accompanying consolidated balance sheets, if such leases require upfront payments. For leases containing scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease, including the expected renewal periods as appropriate. For leases containing tenant improvement allowances and rent incentives, we record deferred rent, which is a liability, and that deferred rent is amortized over the term of the lease, including the expected renewal periods as appropriate, as a reduction to rent expense.
We periodically terminate unutilized tower leases, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals that could be reasonably obtained for the property.

Recent Accounting Pronouncements
In May 2011, the FASB issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new guidance is largely consistent with existing fair value measurement principles in U.S. GAAP but does expand existing disclosure requirements and make other amendments such as clarification regarding: application of the highest and best use and valuation premise concepts; application of blockage factors and other premiums and discounts; and measuring the fair value of financial instruments that are managed within a portfolio and instruments classified within shareholders' equity. Disclosure requirements have been enhanced with the most significant change requiring entities to disclose quantitative information about unobservable inputs used in a recurring Level 3 fair value measurement, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. As the new accounting guidance will primarily amend the disclosure requirements related to fair value measurement, we do not expect the adoption to have any impact on our financial condition or results of operations.
In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, we do not expect the adoption to have any impact on our financial condition or results of operations.

3.	Charges Resulting from Cost Savings Initiatives

In connection with our cost savings initiatives, during the year ended December 31, 2011, a total of approximately 5,800 unutilized tower leases have either been terminated or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with this lease termination initiative, we incurred lease termination costs and recognized a cease-to-use tower lease liability based on the remaining lease rentals for leases subject to termination actions, reduced by estimated sublease rentals that could be reasonably obtained. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have accrued a liability for such costs. See Note 5, Property, Plant and Equipment for a description of the write down of costs for projects classified as construction in progress related to the above leases.

Other cost savings initiatives undertaken during 2010 and 2011 include workforce reductions for which we have recorded employee termination costs, the transfer of day-to-day customer care service management for our customers to TeleTech Holdings Inc., and the outsourcing of the operation, maintenance, and support of our mobile WiMAX network to Ericsson, Inc., which we refer to as Ericsson, for which we have recorded related employee termination and other exit costs. See Note 14, Share-Based Payments, for a description of the continued vesting of Clearwire Corporation, which we refer to as Clearwire, equity grants for certain former employees.

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs(1)	Employee Termination Costs	Other Exit Costs	Total
Costs incurred and charged to expense during:
Year ended December 31, 2010	$1,209	$10,494	$—	$11,703
Year ended December 31, 2011	155,643	9,404	420	165,467
Cumulative cost incurred to date(2)	$156,852	$19,898	$420	$177,170

Accrued liability as of December 31, 2010	$—	$4,647	$—	$4,647
Costs incurred, excluding non-cash credits	198,838	9,514	420	208,772
Cash and share payments	(34,435)	(12,564)	(420)	(47,419)
Accrued liability as of December 31, 2011(3)(4)	$164,403	$1,597	$—	$166,000

(1)
Lease and other contract termination costs for the year ended December 31, 2011 include non-cash credits of $43.2 million representing the reversal of deferred rent balances at the cease-use date and $37.8 million of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term.

(2)	Based on current estimates, total costs for these activities are not expected to be significantly different from those incurred to date.

(3)
$3.4 million is recorded within Accounts payable and accrued expenses, $45.6 million is recorded as Other current liabilities and $117.0 million is recorded as Other long-term liabilities on the consolidated balance sheets. There were no significant adjustments to the liability during the year.

(4)
Accrual for Lease and other termination costs includes $17.6 million accrual for costs related to certain unused backhaul circuits where our current contract requires us to continue payments for the remaining term.

For the year ended December 31, 2011, $145.9 million was recorded as Cost of goods and services and network costs and $19.6 million was recorded as Selling, general and administrative expenses. For the year ended December 31, 2010, the entire expense of $11.7 million was recorded as Selling, general and administrative expenses. None of the above costs were incurred during the year ended December 31, 2009.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Investments
Investments as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011				December 31, 2010
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$215,627	$36	$(8)	$215,655	$502,121	$198	$(3)	$502,316
Long-term
Other debt securities	—	—	—	—	8,959	6,292	—	15,251
Total investments	$215,627	$36	$(8)	$215,655	$511,080	$6,490	$(3)	$517,567
Other debt securities include investments in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. During the fourth quarter of 2011, we sold the CDOs for total proceeds of $13.9 million and reclassified a gain of $4.9 million out of Accumulated other comprehensive income to Other income (expense), net on the consolidated statements of operations representing the difference between cost of $9.0 million and the total proceeds received. We also own Auction Market Preferred securities issued by a monoline insurance company which are perpetual and do not have a final stated maturity. Our Auction Market Preferred securities were fully written down and had no fair value at December 31, 2011 and 2010.
No other-than-temporary impairment losses were recorded for the years ended December 31, 2011 or 2010. For the year ended December 31, 2009 we recorded an other-than-temporary impairment loss of $10.0 million related to our other debt securities.

5.	Property, Plant and Equipment
Property, plant and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Useful	December 31,
	Lives (Years)	2011	2010
Network and base station equipment	5-15	$3,350,696	$3,147,517
Customer premise equipment	2	82,545	141,122
Furniture, fixtures and equipment	3-7	450,254	430,451
Leasehold improvements	Lessor of useful life or lease term	46,435	49,402
Construction in progress	N/A	262,761	1,295,136
		4,192,691	5,063,628
Less: accumulated depreciation and amortization		(1,178,414)	(616,254)
		$3,014,277	$4,447,374

	Year Ended December 31,
	2011	2010	2009
Supplemental information (in thousands):
Capitalized interest	$18,823	$208,595	$140,168
Depreciation expense	$665,344	$427,850	$160,230

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At December 31, 2011 and 2010, we have recorded capital lease assets with an original cost of $81.2 million and $73.0 million, respectively, within network and base station equipment.
During the third quarter of 2011, as a result of our intent to deploy LTE on our network, we evaluated the remaining useful lives of our network equipment. We concluded that, because WiMAX related network assets are expected to continue to be in service supporting our customers, no change to the remaining useful lives was appropriate at this time. We will continue to monitor the estimated useful lives of our network equipment as our plans continue to evolve. Any further adjustments to those lives would likely result in increased depreciation expense in future periods.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. In addition to costs related to completing network projects not yet placed in service, the balance at December 31, 2011 also includes $134.4 million of network and base station equipment not yet assigned to a project and $15.6 million of costs related to information technology, which we refer to as IT, and other corporate projects.
Charges associated with Property, plant and equipment
We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. This assessment includes the provision for differences between recorded amounts and results of physical counts and the provisions for excessive and obsolete equipment. During 2011, we evaluated the costs included in construction in progress in conjunction with our plan to deploy LTE alongside our existing WiMAX network, and the shift in management's strategic network plans to focus on areas with high usage concentration. Any projects that no longer fit within these deployment plans were abandoned and the related costs written down, and any network equipment not required to support these future network deployment plans was written down to expected salvage value. This assessment resulted in the write-downs of network equipment and cell site development costs which are outlined in the table that follows. In addition, during the fourth quarter of 2011, we reviewed the remaining costs in construction in progress in conjunction with the November 2011 4G MVNO Amendment, which resulted in a shift from usage-based payments to a flat rate for unlimited access to our WiMAX network in 2012 and 2013. See Note 17, Related Party Transactions, for further discussion.
We also periodically assess certain assets associated with our corporate operations that have not yet been placed in service. Any projects which are no longer expected to be completed are written down to expected fair value. During 2011, certain internally-developed software projects were abandoned.
Additionally, in connection with our savings initiatives, during the year ended December 31, 2011, we identified, evaluated and terminated certain unutilized tower leases that no longer fit within management's deployment plan, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such terminations were written down. See Note 3, Charges Resulting from Cost Savings Initiatives, for a discussion of the costs associated with lease terminations.
We incurred the following losses associated with PP&E for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Abandonment of network projects no longer meeting strategic network plans	$397,204	$180,001	$7,864
Abandonment of network projects associated with terminated leases	233,468	—	—
Abandonment of corporate projects	69,669	—	—
Total loss from abandonment of network and other assets	700,341	180,001	7,864
Charges for disposal and differences between recorded amounts and results of physical counts(1)	56,188	100,110	39,271
Charges for excessive and obsolete equipment(1)	209,912	65,616	13,358
Total losses on property, plant and equipment	$966,441	$345,727	$60,493
(1)     Included in Cost of goods and services and network costs on the consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Spectrum Licenses
Owned and leased spectrum licenses as of December 31, 2011 and 2010 consisted of the following (in thousands):

		December 31, 2011			December 31, 2010
	Wtd Avg Lease Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	Indefinite	$3,098,983	$—	$3,098,983	$3,097,057	$—	$3,097,057
Spectrum leases and prepaid spectrum	16-25 years	1,364,907	(181,033)	1,183,874	1,361,932	(124,945)	1,236,987
Pending spectrum and transition costs	N/A	15,397	—	15,397	14,838	—	14,838
Total spectrum licenses		$4,479,287	$(181,033)	$4,298,254	$4,473,827	$(124,945)	$4,348,882

Indefinite-lived Owned Spectrum Licenses — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States. These licenses are generally acquired as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority.
Spectrum Leases and Prepaid Spectrum — We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Upfront consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is capitalized as prepaid spectrum lease costs and is expensed over the term of the lease agreement, including expected renewal terms, as applicable. Favorable spectrum leases of $1.0 billion were recorded as an asset as a result of purchase accounting in November 2008 and are amortized over the lease term.

	Year Ended December 31,
	2011	2010	2009
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$55,870	$59,653	$60,071

As of December 31, 2011, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2012	$54,884
2013	54,281
2014	53,970
2015	53,723
2016	53,343
Thereafter	913,673
Total	$1,183,874

We expect that all renewal periods in our leases will be renewed by us, and the costs to renew to be immaterial.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Other Intangible Assets
Other intangible assets as of December 31, 2011 and 2010 consisted of the following (in thousands):

		December 31, 2011			December 31, 2010
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	4 — 7 years	$108,275	$(70,894)	$37,381	$108,275	$(51,882)	$56,393
Trade names and trademarks	5 years	3,804	(2,346)	1,458	3,804	(1,585)	2,219
Patents and other	10 years	3,228	(1,217)	2,011	3,166	(894)	2,272
Total other intangibles		$115,307	$(74,457)	$40,850	$115,245	$(54,361)	$60,884

As of December 31, 2011, the future amortization of other intangible assets is expected to be as follows (in thousands):

2012	$16,229
2013	12,299
2014	7,734
2015	3,867
2016	323
Thereafter	398
Total	$40,850

	Year Ended December 31,
	2011	2010	2009
Supplemental Information (in thousands):
Amortization expense	$20,096	$23,933	$27,870

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accounts payable and accrued expenses:
Accounts payable	$65,285	$325,862
Accrued interest	39,980	37,578
Salaries and benefits	29,075	50,526
Business and income taxes payable	15,304	21,010
Other accrued expenses	7,528	13,813
Total accounts payable and accrued expenses	157,172	448,789
Other current liabilities:
Derivative instruments	8,240	167,892
Deferred revenues(1)	36,691	21,400
Current portion of long-term debt	26,474	19,364
Cease-to-use lease liability (Note 3)	45,645	—
Other	5,706	18,341
Total other current liabilities	122,756	226,997
Total	$279,928	$675,786
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred rents associated with tower and spectrum leases	$555,838	$394,495
Cease-to-use liability (Note 3)	117,000	—
Deferred revenue and other(1)	46,865	50,279
Total	$719,703	$444,774
(1)    See Note 17, Related Party Transactions, for further detail regarding deferred revenue balances with related parties.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Income Taxes
The income tax provision consists of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current taxes:
International	$(59)	$161	$10
Federal	—	—	(1)
State	1,579	700	149
Total current taxes	1,520	861	158
Deferred taxes:
International	—	357	2
Federal	96,292	—	—
State	9,016	—	—
Total deferred taxes	105,308	357	2
Income tax provision	$106,828	$1,218	$160
The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.7	1.0	1.1
Non-controlling interest	(27.5)	(27.6)	(25.9)
Other, net	(1.4)	0.1	(0.5)
Allocation to items of equity other than other comprehensive income	1.7	—	—
Valuation allowance	(12.4)	(8.6)	(9.7)
Effective income tax rate	(3.9)%	(0.1)%	—%

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Noncurrent deferred tax assets:
Net operating loss carryforward	$1,157,983	$849,755
Capital loss carryforward	5,818	6,620
Other assets	2,381	1,883
Total deferred tax assets	1,166,182	858,258
Valuation allowance	(1,003,633)	(620,537)
Net deferred tax assets	162,549	237,721
Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	314,609	238,286
Other	122	273
Total deferred tax liabilities	314,731	238,559
Net deferred tax liabilities	$152,182	$838

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, which we refer to as NOL, capital loss or tax credit carry-forwards are utilized.

As of December 31, 2011, we had United States federal tax NOL carry-forwards of approximately $2.87 billion of which $2.83 billion is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The NOL carry-forwards begin to expire in 2021. We had $521.0 million of tax NOL carry-forwards in foreign jurisdictions; $324.8 million have no statutory expiration date, and $196.2 million begins to expire in 2015.

The Company is subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of pre-change in control NOL carry-forwards as well as the ability to use certain unrealized built-in losses as tax deductions (as determined by Section 382 testing). As a result of the underwritten public offering of 201,250,000 shares of Class A Common Stock for $402.5 million on December 13, 2011, a change in control under Section 382 was deemed to have occurred. We believe that, as a result of the annual Section 382 limitation that resulted from the change in control that occurred on December 13, 2011, we permanently will be unable to use a significant portion of our NOL carry-forwards that arose before the change in control to offset our future table income.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications LLC, which we refer to as Clearwire Communications, will not fully reverse within the carry-forward period of the NOLs and accordingly does not represents relevant future taxable income.

We file income tax returns for Clearwire and our subsidiaries in the United States Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2011, the tax returns for Clearwire for the years 2003 through 2010 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, legacy Clearwire Corporation, which we refer to as Old Clearwire, acquired United States and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and certain tax returns remain open to examination by United States and foreign tax authorities for tax years as far back as 1998.

As a result of our plans to sell our operations in Spain, Belgium and Germany, we believe that if certain intercompany loans related to our international operations were considered uncollectible for federal income tax purposes, there would be an increase to the deferred tax liability of our discontinued operations of up to approximately $155.0 million along with a corresponding deferred tax expense for our discontinued operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of December 31, 2011, we had no material uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

10.	Long-term Debt, Net
Long-term debt at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes and Rollover Notes	12.00%	12.92%	2015	$2,947,494	$(35,272)	$2,912,222
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(209,259)	519,991
Vendor Financing Notes(4)	LIBOR based(2)	6.19%	2014/2015	48,379	(103)	48,276
Capital lease obligations(4)				65,590	—	65,590
Total debt, net				$4,290,713	$(244,634)	4,046,079
Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(26,474)
Total long-term debt, net						$4,019,605
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the consolidated balance sheet.

(4)	As of December 31, 2011, par value of approximately $114.0 million is secured by assets classified as Network base station equipment.

	2010
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes and Rollover Notes	12.00%	12.92%	2015	$2,947,494	$(42,387)	$2,905,107
Second-Priority Secured Notes	12.00%	12.39%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.65%	2040	729,250	(230,121)	499,129
Vendor Financing Notes(4)	LIBOR based(2)	6.16%	2014	60,251	(264)	59,987
Capital lease obligations(4)				72,160	—	72,160
Total debt, net				$4,309,155	$(272,772)	4,036,383
Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(19,364)
Total long-term debt, net						$4,017,019
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)	Included in Other current liabilities on the consolidated balance sheet.

(4)	As of December 31, 2011, par value of approximately $132.4 million is secured by assets classified as Network base station equipment.
Senior Secured Notes and Rollover Notes — During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the Senior Secured Notes. We used $1.16 billion of the proceeds to retire indebtedness under the senior term loan facility that we assumed from Old Clearwire and recognized a gain on extinguishment of debt of $8.3 million, net of transaction costs. The Senior Secured Notes provide for bi-annual payments of interest in June and December. In connection with the issuance of the Senior Secured Notes, we also issued $252.5 million of notes to Sprint and Comcast Corporation, which we refer to as Comcast, with identical terms as the Senior Secured Notes, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility. See Note 21, Subsequent Events, for a description of our debt issuance activities subsequent to the year ended December 31, 2011.
During December 2010, Clearwire Communications issued an additional $175.0 million of Senior Secured Notes with substantially the same terms.

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
Second-Priority Secured Notes — During December 2010, Clearwire Communications completed an offering of $500.0 million 12% second-priority secured notes due 2017, which we refer to as the Second-Priority Secured Notes. The Second-Priority Secured Notes provide for bi-annual payments of interest in June and December.
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
The holders of the Exchangeable Notes have the right to exchange their notes for Class A Common Stock, at any time, prior to the maturity date. We have the right to settle the exchange by delivering cash or shares of Class A Common Stock, subject to certain conditions. The initial exchange rate for each note is 141.2429 shares per $1,000 note, equivalent to an initial exchange price of approximately $7.08 per share, subject to adjustments upon the occurrence of certain corporate events. Upon exchange, we will not make additional cash payment or provide additional shares for accrued or unpaid interest, make-whole

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

premium or additional interest.
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
Upon issuance of the Exchangeable Notes, we recognized a derivative liability representing the embedded exchange feature with an estimated fair value of $231.5 million  and an associated debt discount on the Exchangeable Notes. The discount is accreted over the expected life, approximately 7 years, of the Exchangeable Notes using the effective interest rate method. See Note 11, Derivative Instruments, for additional discussion of the derivative liability.
Vendor Financing Notes
During 2010, we entered into a vendor financing facility, which we refer to as the Vendor Financing Facility, which allowed us to obtain up to $160.0 million of financing by entering into notes, which we refer to as Vendor Financing Notes, until January 31, 2011. We utilized $60.3 million of the Vendor Financing Facility for the year ended December 31, 2010.
On January 31, 2011, we amended the Vendor Financing Facility, which we refer to as the Amended Vendor Financing Facility, which extended the facility and now allows us to obtain up to $95.0 million of financing until January 31, 2012. We utilized $3.3 million of the Amended Vendor Financing Facility for the year ended December 31, 2011. The coupon rate and terms of the Vendor Financing Notes under the Amended Vendor Financing Facility are identical to the original notes entered into during 2010, except that they mature in 2015.
Capital Lease Obligations
During 2010, we have entered into capital lease facilities which allowed us to obtain up to $99.0 million of financing with 4 year terms, until August 16, 2011. In addition, we also lease certain network construction equipment under capital leases with 12 year lease terms.
Future Payments — For future payments on our long-term debt see Note 13, Commitments and Contingencies.
Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest payments	$484,599	$346,984	$145,416
Accretion of debt discount and amortization of debt premium, net(1)	40,216	14,479	64,183
Capitalized interest	(18,823)	(208,595)	(140,168)
	$505,992	$152,868	$69,431
_______________________________________

(1)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the consolidated balance sheets.

11.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes issued in December 2010 constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result,

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

upon the issuance of the Exchangeable Notes, we recognized Exchange Options with an estimated fair value of $231.5 million as a derivative liability. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 103.0 million shares and mature in 2040. We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At December 31, 2011 and 2010, the Exchange Options’ estimated fair value of $8.2 million and $167.9 million, respectively, was reported in Other current liabilities on our consolidated balance sheets. For the years ended December 31, 2011 and 2010, we recognized gains of $159.7 million and $63.6 million, respectively, from the changes in the estimated fair value in Gains (loss) on derivative instruments in our consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.
In addition, in the event of an issuance of New Securities, certain existing equityholders are entitled to the pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value and has a payment provision based on the existing equityholders' pro-rata ownership interest in Clearwire. We do not apply hedge accounting to this derivative. A portion of the derivative was settled on December 13, 2011 with the issuance of Class B Common Stock and Class B Common Interests to Sprint and we recorded a charge of $15.9 million for the year ended December 31, 2011 in Gains (loss) on derivative instruments in our consolidated statements of operations representing the value of the derivative. See Note 15, Stockholders' Equity, for more information on the recent Sprint transaction. The fair value of this derivative is determined by, among other things, the probability of a New Securities issuance, the probability that existing equityholders will participate in any new issuance and the extent of their participation, if any.
During 2009, we had two interest rate swap contracts which were based on 3-month LIBOR with a combined notional of $600.0 million. We used these swaps as economic hedges of the interest rate risk related to a portion of our LIBOR based long-term debt. We were not holding these interest rate swap contracts for trading or speculative purposes and we did not apply hedge accounting to these swaps. During the fourth quarter of 2009, we terminated the swap contracts. For the year ended December 31, 2009, we recognized a net loss of $7.0 million in Gains (loss) on derivative instruments in our consolidated statements of operations due to changes in fair value.

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
Derivatives
The Exchange Options are classified in Level 3 of the valuation hierarchy. To estimate the fair value of the Exchange Options, we use an income approach based on valuation models, including option pricing models and discounted cash flow models. We maximize the use of market-based observable inputs in the models and develop our own assumptions for unobservable inputs based on management estimates of market participants’ assumptions in pricing the instruments.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance.
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$891,929	$—	$—	$891,929
Short-term investments	$215,655	$—	$—	$215,655
Long-term investments	$—	$—	$—	$—
Other assets — derivative warrant assets	$—	$—	$209	$209
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(8,240)	$(8,240)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,230,242	$—	$—	$1,230,242
Short-term investments	$502,316	$—	$—	$502,316
Long-term investments	$—	$—	$15,251	$15,251
Other assets — derivative warrant assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(167,892)	$(167,892)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2011 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at December 31, 2011
Long-term investments:
Other debt securities	$15,251	$(13,904)	$4,945		$(6,292)	$—	$—
Other assets:
Derivatives	292	(1,609)	1,526	(1)	—	209	(84)
Other current liabilities:
Derivatives	(167,892)	15,870	143,782	(1)	—	(8,240)	159,652
_____________________________________

(1)	Included in Gain (loss) on derivative instruments in the consolidated statements of operations.
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2010 (in thousands):

	January 1, 2010	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2010	Net Unrealized Gains (Losses) Included in 2010 Earnings Relating to Instruments Held at December 31, 2010
Long-term investments:
Other debt securities	$13,171	$—	$—		$2,080	$15,251	$—
Other assets:
Derivatives	—	648	(356)	(1)	—	292	(356)
Other current liabilities:
Derivatives	—	(231,503)	63,611	(1)	—	(167,892)	63,611
______________________________________

(1)	Included in Gain (loss) on derivative instruments in the consolidated statements of operations.
The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
To estimate the fair value of the Senior Secured Notes and Rollover Notes, the Second-Priority Secured Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity is applied to estimate the discount rate used to calculate the present value of the estimated cashflows.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes and Rollover Notes	$2,912,222	$2,799,820	$2,905,107	$3,180,662
Second-Priority Secured Notes	$500,000	$425,000	$500,000	$520,833
Exchangeable Notes(1)	$519,991	$446,134	$499,129	$746,107
Vendor Financing Notes	$48,276	$44,133	$59,987	$60,793
_______________________________________

(1)
Carrying value as of December 31, 2011 and 2010 is net of $209.3 million and $230.1 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

13.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2011, are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter, including all renewal periods
Long-term debt obligations	$4,225,123	$20,965	$21,195	$5,989	$2,947,724	$—	$1,229,250
Interest payments on long-term debt obligations(1)	3,523,270	476,305	475,033	473,988	473,866	120,163	1,503,915
Operating lease obligations(2)	1,884,203	368,361	379,807	338,624	258,114	165,691	373,606
Operating lease payments for assumed renewal periods(2)	8,751,774	—	23,468	68,257	154,557	246,687	8,258,805
Spectrum lease obligations	6,236,306	169,558	168,379	177,469	172,284	177,970	5,370,646
Spectrum service credits and signed spectrum agreements	104,976	2,786	2,742	2,742	2,742	2,742	91,222
Capital lease obligations(3)	108,902	12,520	12,791	13,744	11,279	7,922	50,646
Purchase agreements	233,395	138,355	62,216	17,871	6,301	1,899	6,753
Total	$25,067,949	$1,188,850	$1,145,631	$1,098,684	$4,026,867	$723,074	$16,884,843
_____________________________________

(1)	Includes $1.38 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $53.0 million.

(3)	Payments include $43.3 million representing interest.

Operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased sites, including towers and rooftop locations, and office space. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years. Operating lease obligations in the table above include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives describe in Note 3, Charges Resulting from Cost Savings Initiatives. Operating lease payments for assumed renewal periods include the expected renewal periods for those leases where renewal is likely.
Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2012. Charges may apply if these commitments are not satisfied. The amounts above include the minimum commitment obligation.

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

clauses. Leased spectrum agreements have terms of up to 30 years.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Spectrum lease payments	$169,353	$179,741	$170,634
Non-cash spectrum lease expense	85,666	42,819	30,827
Amortization of spectrum leases	53,674	57,433	57,898
Total spectrum lease expense	$308,693	$279,993	$259,359
Operating lease expense	$637,688	$473,410	$235,079

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2011, 2010 and 2009 we satisfied $4.5 million, $987,000 and $779,000, respectively, related to these commitments. The maximum remaining commitment at December 31, 2011 is $105.0 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

Purchase agreements - We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable. In addition, we have other obligations that include minimum purchase commitments with certain suppliers over time for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services.
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

Legal proceedings - As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us, including pursuing settlements where we believe it may be the most cost effective result for the Company. It is possible, however, that our business, financial condition and results of operations in future periods could be materially and adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. The parties have briefed the issue. Once the Washington Supreme Court issues its opinion, the Court of Appeals will continue considering the appeal of the District Court’s dismissal of all claims in the First Amended Complaint. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The Court has set June 26, 2012 as the date for the hearing. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, Plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we expect to renew our motion to compel arbitration. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. We are awaiting the court’s decision on the motion. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

material effect on our business, financial condition or results of operations.

Indemnification agreements— We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable nor estimable.

14.	Share-Based Payments
As of December 31, 2011, there were 56,616,537 shares available for grant under the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired, or a combination thereof. Share grants generally vest ratably over four years and stock options expire no later than ten years after the date of grant.With the adoption of the 2008 Plan, no additional share grants will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.
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

Continued Vesting for Certain Former Employees

Pursuant to the managed services agreement with Ericsson, any network operations employees transferred to Ericsson under that agreement will continue to vest in any Clearwire equity grants for twelve months following the transition to Ericsson in June 2011, subject to certain continuing employment requirements. In addition, equity grants scheduled to vest in the year subsequent to the twelve-month anniversary of the transition will also vest on that twelve-month anniversary. Under applicable U.S. GAAP, the original equity grants are considered modified in such a way that previous expense recognized related to the unvested portion of these awards is reversed, and the value of the awards to be vested is recognized over the vesting period of the modified award. In addition, because the equity awards are granted to non-employees, the fair value of the awards must be remeasured each period until vesting, with any change in fair value recognized currently in earnings. Based on the fair value of the awards as of December 31, 2011, we have total unrecognized compensation cost of approximately $3.9 million which is expected to be recognized during the six months ending June 30, 2012.

Stock Option for RSU Exchange

During the second quarter of 2011, we completed a stock option for RSU exchange, which we refer to as the Exchange Offer. The Exchange Offer period commenced on May 9, 2011, and expired on June 7, 2011. Under the Exchange Offer, eligible employees were able to exchange some or all of their outstanding stock options to purchase shares of our Class A Common Stock for a lesser number of RSUs. A stock option was eligible for exchange if it had an exercise price greater than $7.00. We made the offer to all employees in the United States who held eligible stock options and, as of the date the offer commenced, were actively employed by Clearwire or one of our subsidiaries (excluding the members of the Board of Directors, our Chief Executive Officer, former employees and non-United States employees).

Pursuant to the Exchange Offer, 4,390,002 eligible stock options were tendered, representing 91.7% of the total options eligible for exchange. These surrendered options were canceled on June 7, 2011, and in exchange, on June 8, 2011, we granted a total of 1,812,144 new RSUs under the 2008 Plan, in accordance with the applicable Exchange Offer conversion ratios. Under applicable U.S. GAAP, the exchange was accounted for as a modification of the existing awards, and the incremental share-based compensation expense resulting from the Exchange Offer was approximately $2.1 million, which will be recognized over the new vesting periods ranging from two to four years.
Restricted Stock Units
We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

market price.
A summary of the RSU activity (including the effects of the continued vesting for certain former employees and the Exchange Offer) for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Number of RSU’s	Weighted- Average Grant Price	Fair Value (In Millions)
Restricted stock units outstanding — January 1, 2009	3,272,625	$13.19
Granted	10,938,677	4.39	$48.0
Forfeited	(1,217,857)	5.17
Vested	(1,140,251)	6.95	$7.9
Restricted stock units outstanding — December 31, 2009	11,853,194	$4.60
Granted	10,523,277	6.71	$70.6
Forfeited	(3,613,124)	5.55
Vested	(4,087,694)	4.22	$29.5
Restricted stock units outstanding — December 31, 2010	14,675,653	$5.99
Granted	10,300,239	4.06	$44.9
Forfeited	(7,985,495)	5.46
Vested	(6,240,674)	5.54	$24.1
Restricted stock units outstanding — December 31, 2011	10,749,723	$4.79

As of December 31, 2011, there were 10,749,723 RSUs outstanding and total unrecognized compensation cost of approximately $18.3 million, which is expected to be recognized over a weighted-average period of approximately 1.27 years.
For the years ended December 31, 2011, 2010 and 2009, we used a forfeiture rate of 8.9%, 7.15% and 7.75%, respectively, in determining compensation expense for RSUs.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of option activity (including the effects of the continued vesting for certain former employees and the Exchange Offer) from January 1, 2009 through December 31, 2011 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding — January 1, 2009	19,171,601	$14.21	6.36
Granted	7,075,000	4.30
Forfeited	(4,084,112)	15.13
Exercised	(624,758)	3.51
Options outstanding — December 31, 2009	21,537,731	$11.09	6.39
Granted	996,648	7.37
Forfeited	(3,007,895)	12.79
Exercised	(3,083,243)	4.44
Options outstanding — December 31, 2010	16,443,241	$11.80	5.69
Granted	—	—
Forfeited	(10,701,871)	11.86
Exercised	(1,180,619)	3.07
Options outstanding — December 31, 2011	4,560,751	$13.98	4.24
Vested and expected to vest — December 31, 2011	4,517,178	$14.06	4.21
Exercisable outstanding — December 31, 2011	4,054.664	$15.02	3.87

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $10.5 million and $2.3 million, respectively. At December 31, 2011, there was no aggregate intrinsic value for any options outstanding as the price of our Class A Common Stock was less than the option exercise prices.
Information regarding stock options outstanding and exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00	169,832	0.84	$3.00	169,832	$3.00
$3.03	748,250	6.55	3.03	548,250	3.03
$3.53 - $6.07	483,740	2.77	5.59	416,490	5.78
$6.11 - $11.03	492,258	5.88	8.32	276,824	9.21
$15.00	269,829	3.23	15.00	269,829	15.00
$17.11	497,350	2.63	17.11	473,947	17.11
$18.00	730,990	3.64	18.00	730,990	18.00
$23.30	446,600	4.87	23.30	446,600	23.30
$25.00	717,402	4.24	25.00	717,402	25.00
$25.01	4,500	5.49	25.01	4,500	25.01
Total	4,560,751	4.24	$13.98	4,054,664	$15.02

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2010 and 2009. There were no options granted in 2011:

	Year Ended December 31,
	2010	2009
Expected volatility	58.80%-62.22%	63.35%-67.65%
Expected dividend yield	—	—
Expected life (in years)	6.25	4.75-6.25
Risk-free interest rate	2.00%-3.15%	1.36% - 2.98%
Weighted average fair value per option at grant date	$4.27	$2.63

The fair value of option grants in 2010 and 2009 was $4.3 million and $18.6 million, respectively. There were no options granted in 2011. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $6.6 million, $9.8 million and $5.8 million respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2011 was approximately $359,000 and is expected to be recognized over a weighted average period of less than one year.
For the years ended December 31, 2011, 2010 and 2009, we used a forfeiture rate of 10.09%, 10.09% and 12.66% respectively, in determining compensation expense for options.
Share-based compensation expense recognized for all plans for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31.
	2011	2010	2009
Options	$1,016	$16,749	$6,386
RSUs	25,535	30,582	20,091
Sprint Equity Compensation Plans	73	204	1,035
	$26,624	$47,535	$27,512

During the years ended December 31, 2011, 2010 and 2009 we reversed $23.9 million, $9.8 million, and $3.6 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. During the years ended December 31, 2011, 2010 and 2009, we recorded $3.7 million, $10.9 million, $2.4 million respectively, of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Class B Common Stock
The Class B Common Stock represents non-economic voting interests in Clearwire. Identical to the Class A Common Stock, the holders of Class B Common Stock are entitled to one vote per share. However, they do not have any rights to receive distributions other than stock dividends paid proportionally to each outstanding Class A and Class B Common Stockholder or upon liquidation of Clearwire, an amount equal to the par value per share, which is $0.0001 per share.
Except for Sprint, the holders, which include Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks LLC, which we refer to as Bright House, Intel Corporation, which we refer to as Intel, and Eagle River Holdings LLC, which we refer to as Eagle River, who, along with Sprint, we collectively refer to as the Participating Equityholders, of Class B Common Stock hold, or are entitled to hold, an equivalent number of Class B Common Interests, which, in substance, reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Class B Common Interest for one share of Class A Common Stock.

During the second quarter of 2011, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire from approximately 53.6% to approximately 49.7% immediately after the transaction. This transaction did not reduce Sprint's economic interest in Clearwire and its subsidiaries, which it holds through its ownership of Class B Common Interests and which remained at approximately 53.6% at the end of the second quarter of 2011. As a result of the Equity Offering, the Sprint Equity Purchase (as defined below) and other stock compensation activity, Sprint's voting and economic interests declined to 48.6% and 51.5%, respectively, at December 31, 2011.

Equity Offering

On December 13, 2011, we closed an offering of 201,250,000 shares of Class A Common Stock for $402.5 million in an underwritten public offering, which we refer to as the Equity Offering. The net proceeds from the Equity Offering were approximately $384.1 million after deducting underwriting discounts and commissions and expenses.

On December 13, 2011, Sprint HoldCo, LLC exercised its pre-emptive rights under the equityholders' agreement dated November 28, 2008 as amended on December 8, 2010, which we refer to as the Equityholders' Agreement, to purchase New Securities representing up to their pro rata share of the securities in the Equity Offering, which we refer to as the Sprint Equity Purchase. As a result of the Sprint Equity Purchase, 173,635,000 shares of Class B Common Stock and a corresponding number of Class B Common Interests was issued to Sprint Holdco, LLC for proceeds of approximately $331.4 million. In accordance with the provisions of the Equityholders' Agreement, Sprint HoldCo, LLC purchased the securities at a per share purchase price equal to the purchase price in the Equity Offering, net of any underwriting discounts. As the pricing provision meets the definition of a derivative instrument, we have recorded a charge of $15.9 million for the value of a portion of the derivative upon the closing of the Sprint Equity Purchase in Gain (loss) on derivative instruments on our consolidated statements of operations for the year ended December 31, 2011.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table lists the voting interests in Clearwire as of December 31, 2011:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	—	—	627,945,914	74.8%	627,945,914	48.6%
Comcast	—	—	88,504,132	10.5%	88,504,132	6.9%
Time Warner Cable	—	—	46,404,782	5.5%	46,404,782	3.6%
Bright House	—	—	8,474,440	1.0%	8,474,440	0.7%
Intel	28,432,066	6.3%	65,644,812	7.8%	94,076,878	7.3%
Eagle River	30,922,958	6.8%	2,728,512	0.3%	33,651,470	2.6%
Google Inc.	29,411,765	6.5%	—	—	29,411,765	2.3%
Other Shareholders	362,859,489	80.2%	—	—	362,859,489	28.1%
CW Investment Holdings LLC	588,235	0.1%	—	—	588,235	—%
	452,214,513	100%	839,702,592	100%	1,291,917,105	100%
_______________________________________

(1)
The holders of Class B Common Stock hold an equivalent number of Class B Common Interests, except for Sprint. As of December 31, 2011, Sprint holds 705,359,348 Class B Common Interests in Clearwire Communications representing 51.5% of the economic interests.

Intel, Comcast, Time Warner Cable and Bright House, collectively, whom we refer to as the Strategic Investors, and Sprint own shares of Class B Common Stock, which have equal voting rights to Clearwire’s Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. Sprint and the Strategic Investors hold their economic rights through ownership of Class B Common Interests. Google Inc., which we refer to as Google, owns shares of Class A Common Stock.
Clearwire Communications Interests
Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A common interests representing 33% of the economics of Clearwire Communications as of December 31, 2011. The holders of the Class B Common Interests own the remaining 67% of the economic interests. It is intended that at all times, the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire.
The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A common interests, all of which are held by Clearwire, or Class B Common Interests, which are held by Sprint and the Strategic Investors. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Clearwire's loss from equity investees (note 20)	$(612,214)	$(496,875)	$(319,199)
Decrease in Clearwire’s additional paid-in capital for issuance of Class A and B Common Stock related to the post-closing adjustment	—	—	(33,632)
Increase/(decrease) in Clearwire’s additional paid-in capital for issuance of Class B Common Stock	137,353	(64,569)	(140,253)
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	384,106	301,849	17,957
Other effects of changes in Clearwire’s additional paid-in capital for issuance of Class A and Class B Common Stock	18,870	145,785	—
Net transfers (to) from non-controlling interests	540,329	383,065	(155,928)
Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(71,885)	$(113,810)	$(475,127)
Dividend Policy
We have not declared or paid any cash dividends on Class A or Class B Common Stock. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders.
Non-controlling Interests in Clearwire Communications
Clearwire Communications is consolidated into Clearwire because we hold 100% of the voting interest in Clearwire Communications. Therefore, the holders of the Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests.
Warrants
As of December 31, 2011, there were 1,400,001 warrants outstanding with an expiration date of March 12, 2012 and 375,000 warrants outstanding with an expiration date of November 13, 2013. Holders may exercise their warrants at any time, with exercise prices ranging from $3.00 to $48.00.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income
The following table presents the change in the components of accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$2,682	$512	$3,194
Current period unrealized gain/(loss) recorded in other comprehensive income attributable to Clearwire Corporation	254	297	551
Balance at December 31, 2009	2,936	809	3,745
Current period unrealized gain/(loss) recorded in other comprehensive income attributable to Clearwire Corporation	(2,232)	708	(1,524)
Reclassification adjustments during the period attributable to Clearwire Corporation	274	—	274
Balance at December 31, 2010	978	1,517	2,495
Current period unrealized gain/(loss) recorded in other comprehensive income attributable to Clearwire Corporation	1,807	(273)	1,534
Reclassification adjustments during the period attributable to Clearwire Corporation	—	(1,236)	(1,236)
Balance at December 31, 2011	$2,785	$8	$2,793

16.	Net Loss Per Share

Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss from continuing operations	$(2,855,733)	$(2,251,202)	$(1,208,588)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	2,158,831	1,775,840	894,841
Net loss from continuing operations attributable to Clearwire Corporation	(696,902)	(475,362)	(313,747)
Distribution to warrant and restricted stock unit holders	—	—	(9,491)
Net loss from continuing operations attributable to Class A Common Stockholders	(696,902)	(475,362)	(323,238)
Net loss from discontinued operations attributable to Class A Common Stockholders	(20,431)	(12,075)	(11,835)
Net loss attributable to Class A Common Stockholders	$(717,333)	$(487,437)	$(335,073)
Weighted average shares Class A Common Stock outstanding	257,967	222,527	194,696
Net loss per share from continuing operations	$(2.70)	$(2.14)	$(1.66)
Net loss per share from discontinued operations	(0.08)	(0.05)	(0.06)
Net loss per share	$(2.78)	$(2.19)	$(1.72)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The subscription rights we distributed on December 21, 2009 to purchase shares of Class A Common Stock to Class A Common Stockholders of record on December 17, 2009, warrant holders, and certain holders of RSUs represent a dividend distribution. Certain Participating Equityholders and Google, who were Class A Common Stockholders of record holding approximately 102 million shares and entitled to the subscription rights, agreed not to exercise or transfer their rights. The fair value of the rights distributed was $57.5 million or $0.51 per share of Class A Common Stock. Certain outstanding warrants meet the definition of participating securities as their terms provide for participation in distributions with Class A Common Stock prior to exercise. Therefore, the two-class method is used to compute the net loss per share for the year ended December 31, 2009, and as a result, the fair value of the rights distributed to the warrant and RSU holders of $9.5 million increased the net loss attributable to Class A Common Stockholders.
Diluted Net Loss Per Share
The potential exchange of Class B Common Interests together with Class B Common Stock for Class A Common Stock will have a dilutive effect on diluted net loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire would be required to recognize a tax provision related to indefinite lived intangible assets.
Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of diluted net loss per share for the year ended December 31, 2010 on an “if converted” basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Options and interest expense on the Exchangeable Notes were reversed for the period. For the year ended December 31, 2011, shares issuable upon the conversion of the Exchangeable Notes were excluded in the computation of diluted net loss per share as their inclusion would have been antidilutive.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Class B Common Interests and Class B Common Stock and, where applicable, conversion of the Exchangeable Notes, is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss from continuing operations attributable to Class A Common Stockholders	$(696,902)	$(475,362)	$(323,238)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(2,158,831)	(1,775,840)	(894,841)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,945)	(27,117)	(27,356)
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	—	(58,296)	—
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	(2,883,678)	(2,336,615)	(1,245,435)
Net loss from discontinued operations available to Class A Common Stockholders	(20,431)	(12,075)	(11,835)
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	(61,379)	(39,817)	(33,423)
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(81,810)	(51,892)	(45,258)
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	$(2,965,488)	$(2,388,507)	$(1,290,693)
Weighted average shares Class A Common Stock outstanding	257,967	222,527	194,696
Weighted average shares converted from Class B Common Stock outstanding	707,132	741,962	546,375
Weighted average shares converted from the Exchangeable Notes	—	6,276	—
Total weighted average shares Class A Common Stock outstanding (diluted)	965,099	970,765	741,071
Net loss per share from continuing operations	$(2.99)	$(2.41)	$(1.68)
Net loss per share from discontinued operations	(0.08)	(0.05)	(0.06)
Net loss per share	$(3.07)	$(2.46)	$(1.74)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Exchangeable Notes conversion shares	103,001	—	—
Stock options	8,920	18,380	22,154
Restricted stock units	13,820	12,414	9,488
Warrants	7,748	17,806	17,806
Subscription rights	—	22,657	—
Contingent shares	—	1,519	12,747
	133,489	72,776	62,195
We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.	Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Strategic Investors, Google, Eagle River, Ericsson, Switch & Data, Inc., Dashwire, Inc. and Motorola Solutions, Inc., all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2011	2010
Accounts receivable	$78,282	$22,297
Prepaid assets and other assets	$2,229	$5,010
Accounts payable and accrued expenses	$4,736	$11,161
Other current liabilities	$13,953	$—
Other long-term liabilities	$35,147	$—

	Year Ended December 31,
	2011	2010	2009
Revenue	$493,350	$50,808	$2,230
Cost of goods and services and network costs (inclusive of capitalized costs)	$162,717	$104,883	$75,283
Selling, general and administrative (inclusive of capitalized costs)	$31,453	$7,150	$10,773

Rollover Notes — In connection with the issuance of the Senior Secured Notes, on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the Senior Secured Notes. From time to time, other related parties may hold debt under our Senior Secured Notes, and as debtholders, would be entitled to receive interest payments from us.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owns the largest interest in Clearwire with an effective voting interest of approximately 48.6% and economic interest in Clearwire Communications of approximately 51.5%, and Intel, Google, Comcast, Time Warner Cable, Bright House and Eagle River collectively owned a 23.3% interest in Clearwire.
During 2011, Eagle River held warrants entitling it to purchase 613,333 shares of Class A Common Stock at an exercise price of $15.00 per share which expired May 7, 2011. As of December 31, 2011, Eagle River held warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share with an expiration date of November 13, 2013.
Clearwire, Sprint, Eagle River, Google and the Strategic Investors are party to the Equityholders’ Agreement, which sets forth certain rights and obligations of the equityholders with respect to governance of Clearwire, transfer restrictions on our common stock, rights of first refusal and pre-emptive rights, among other things. In addition, we have also entered into a number of commercial agreements with Sprint, Google and the Strategic Investors which are outlined below.
4G MVNO Agreement — We have a non-exclusive 4G MVNO agreement, which we refer to as the 4G MVNO Agreement, with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.,which we refer to as Sprint Spectrum. We sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers' marketing and reselling our wireless broadband services to their respective end user subscribers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We sell these services at prices defined in the 4G MVNO Agreement.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sprint Wholesale relationship
In April 2011, we entered into the April 2011 Sprint Wholesale Amendment whereby we agreed on a new usage-based pricing structure that applied to most 4G wireless broadband services purchased by Sprint Spectrum, and Sprint Spectrum agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us the approximately $28.2 million Settlement Amount. As further described below, in November 2011 we entered into the November 2011 4G MVNO Amendment. As a result, the minimum payments under the April 2011 Sprint Wholesale Amendment were replaced with the provisions of the November 2011 4G MVNO Amendment.
Under the November 2011 4G MVNO Amendment, Sprint Spectrum will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note (as described in the Sprint Commitment Agreement section below) issued by us to Sprint. As part of the November 2011 4G MVNO Amendment, we also agreed to the elimination of device minimum fees after 2011, usage based pricing for WiMAX services after 2013, and for LTE service beginning in 2012. We also agreed that Sprint Spectrum may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
Subject to the satisfaction of certain network build-out conditions, Sprint agreed to prepay us up to another $350.0 million in installments once certain milestones are achieved for future services to be provided to Sprint over our LTE network. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets by June 30, 2013, or if we fail to meet certain network specifications. We also agreed to collaborate with Sprint on LTE network design, architecture and deployment, including site selection, and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices to roam on our LTE network, including laptop cards and smartphones, in 2013. The November 2011 4G MVNO Amendment also provides for additional conditions on any sale of core spectrum assets necessary to operate our WiMAX and LTE networks, including agreeing to allow Sprint Spectrum an opportunity to make offers to purchase our excess spectrum in the event that we propose to sell such spectrum.
For the twelve months ended December 31, 2011 and 2010, we received $434.3 million and $27.4 million respectively from Sprint for 4G broadband wireless services. The amounts received from Sprint for 4G broadband wireless services for the twelve months ended December 31, 2011 include the $28.2 million Settlement Amount. As of December 31, 2011 we had $10.5 million of deferred revenue included in the Other current liabilities and Other long-term liabilities representing the unused portion of the Settlement Amount that was not recognized in 2011. Amounts due for 2011 usage are recognized in Accounts receivable as the related services are provided. As of December 31, 2011, $76.6 million was recorded in Accounts receivable relating to Sprint. During the twelve months ended December 31, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 39% of total revenues and substantially all of our wholesale revenues.
Sprint Commitment Agreement - In November 2011, we entered into a commitment agreement with Sprint and Sprint HoldCo, LLC, which we refer to as the Commitment Agreement. As part of the agreement, should we consummate an equity offering which generates gross proceeds of at least $400.0 million, Sprint HoldCo, LLC agreed to exercise its pre-emptive rights under the Equityholders' Agreement to purchase securities representing Sprint HoldCo, LLC's pro rata share of the securities issued in such an offering up to $700.0 million.
Under the terms of the Commitment Agreement, Sprint also agreed to provide us an aggregate principal amount of $150.0 million on January 3, 2012, pursuant to a promissory note to be issued by Clearwire Communications, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note will bear interest of 11.5% per annum with an aggregate principal amount of $75.0 million maturing on January 2, 2013, and the remaining $75.0 million principal amount maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the 4G MVNO Agreement, as amended. The Sprint Promissory Note provides for certain events of default including, among other things, default in the payment of principal or interest; any material breach by Clearwire Communications in respect of its obligations to Sprint Spectrum under the 4G MVNO Agreement, as amended; termination or cancellation of the 4G MVNO Agreement, as amended, at any time prior to January 2, 2014; and certain customary bankruptcy-related events. Upon the occurrence of any event of default, Sprint may offset and apply the Sprint Promissory Note against any and all deposits and any other credits, indebtedness payment

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

obligations, property, or claims owing to Clearwire Communications or affiliates by Sprint. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it will be treated as deferred revenue for accounting purposes, and associated interest costs will be recorded as a reduction to the $925.9 million payable by Sprint for unlimited WiMAX service in calendar years 2012 and 2013.
In addition, under the terms of the Commitment Agreement, if we successfully consummated an equity offering, we agreed to use commercially reasonable best efforts to consummate an offering of first-priority senior secured debt in an amount equal to approximately 50% of the net cash proceeds of any such equity offering, at the earliest practicable time thereafter. See Note 21, Subsequent Events, for a discussion of the issuance of debt subsequent to December 31, 2011.
On December 13, 2011, pursuant to the Commitment Agreement, Sprint HoldCo, LLC purchased 173,635,000 shares of Class B Common Stock and a corresponding number of Class B Common Interests for an aggregate purchase price of $331.4 million. See Note 15, Stockholder's Equity, for further discussion.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access, which we refer to as CDMA, and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the twelve months ended December 31, 2011 and 2010, we paid $17.8 million and $9.7 million, respectively to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the years ended December 31, 2011, 2010 and 2009, we recorded rent expense under this agreement of $55.4 million, $52.7 million, and $28.2 million, respectively.
Master Agreement for Network Services — In November 2008, we entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but the lessee will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Strategic Investors that contain commitments that extend up to five years.
Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, who served on our board of directors from January 6, 2011 to October 24, 2011 and is our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine LLP. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the years ended December 31, 2011, 2010 and 2009, we paid $2.8 million, $3.2 million and $4.1 million to Davis Wright Tremaine LLP for legal services, respectively.
Ericsson, Inc — Ericsson, provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors,

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the year ended December 31, 2011, we paid $41.1 million to Ericsson for network management services.
IT Master Services Agreement — In November 2008, we entered into an IT master services agreement with the Sprint Entities pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase IT application services from the Sprint Entities. The term of the IT master services agreement is five years, but we have the right to extend the term for an additional five years.
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
Google Spectrum Agreement — We entered into a spectrum agreement with Google in November 2008 pursuant to which we will make available to Google certain of our excess 2.5 GHz spectrum in various markets for experimental usage by Google, and for development of alternative applications by third-parties operating under the direction and approval of Google and us. The Google spectrum agreement provides for an initial term of five years and will be terminable by either party on default of the other party.
Google Products and Services Agreement — In November 2008, we entered into a products and services agreement with Google, which we refer to as the Google Products and Services Agreement, pursuant to which Google and we would collaborate on a variety of products and services. The Google Products and Services Agreement had a term of three years and expired in November 2011.

18.	Discontinued Operations

As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. We expect these sales to be completed during 2012. These businesses comprised substantially all of the remaining operations previously reported in our International segment. Associated results of operations and financial position are separately reported as discontinued operations for all periods presented. Results of operations and financial position presented for periods prior to the second quarter of 2011 include other businesses that were reported in our International segment. The sale of our businesses in Ireland, Poland, and Romania were individually immaterial for separate disclosure in prior periods. Summarized financial information for discontinued operations is shown below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total revenues	$20,767	$21,723	$30,686

Loss from discontinued operations before income taxes	$(86,749)	$(53,266)	$(44,706)
Income tax benefit (provision)	4,939	1,374	(552)
Net loss from discontinued operations	(81,810)	(51,892)	(45,258)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	61,379	39,817	33,423
Net loss from discontinued operations attributable to Clearwire Corporation	$(20,431)	$(12,075)	$(11,835)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,815	$3,320
Prepaid and other assets	1,739	4,058
Total current assets	3,554	7,378
Property, plant and equipment, net	10,351	17,160
Spectrum licenses, net	19,313	68,610
Other assets	3,478	3,617
Total assets of discontinued operations	$36,696	$96,765
Liabilities
Other current liabilities	$8,930	$11,067
Other long-term liabilities	16,266	21,004
Total liabilities of discontinued operations	$25,196	$32,071

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total
2011 quarter:
Total revenues	$236,808	$322,611	$332,177	$361,870	$1,253,466
Operating loss	$(647,358)	$(911,594)	$(399,136)	$(433,149)	$(2,391,237)
Net loss from continuing operations	$(793,160)	$(939,770)	$(479,457)	$(643,346)	$(2,855,733)
Net loss from continuing operations attributable to Clearwire Corporation	$(216,877)	$(160,525)	$(83,502)	$(235,998)	$(696,902)
Net loss attributable to Clearwire Corporation	$(226,955)	$(168,738)	$(84,791)	$(236,849)	$(717,333)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.89)	$(0.65)	$(0.34)	$(0.81)	$(2.70)
Diluted	$(0.89)	$(0.98)	$(0.53)	$(0.81)	$(2.99)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.93)	$(0.68)	$(0.35)	$(0.81)	$(2.78)
Diluted	$(0.93)	$(1.01)	$(0.54)	$(0.81)	$(3.07)
2010 quarter:
Total revenues	$100,762	$117,029	$142,162	$175,150	$535,103
Operating loss	$(394,996)	$(510,973)	$(519,492)	$(737,189)	$(2,162,650)
Net loss from continuing operations	$(426,934)	$(537,023)	$(548,675)	$(738,570)	$(2,251,202)
Net loss from continuing operations attributable to Clearwire Corporation	$(91,425)	$(123,634)	$(135,501)	$(124,802)	$(475,362)
Net loss attributable to Clearwire Corporation	$(94,092)	$(125,916)	$(139,420)	$(128,009)	$(487,437)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.46)	$(0.60)	$(0.56)	$(0.51)	$(2.14)
Diluted	$(0.47)	$(0.60)	$(0.56)	$(0.79)	$(2.41)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.47)	$(0.61)	$(0.58)	$(0.53)	$(2.19)
Diluted	$(0.48)	$(0.61)	$(0.58)	$(0.81)	$(2.46)

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Communications under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of Clearwire and subsidiaries and notes thereto.
CLEARWIRE CORPORATION
CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalent	$—	$11
Other assets	3,319	3,321
Investments in equity method investees	1,481,047	1,552,932
Total assets	$1,484,366	$1,556,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred tax liabilities, net	$152,182	$838
Other liabilities	953	714
Total liabilities	153,135	1,552
Stockholders’ equity	1,331,231	1,554,712
Total liabilities and stockholders’ equity	$1,484,366	$1,556,264
CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Revenues	$—	$—	$—
Operating expenses	8,982	7,283	6,390
Operating loss	(8,982)	(7,283)	(6,390)
Other income (expense):
Loss from equity investees	(612,214)	(496,875)	(319,199)
Other income	9,171	16,784	7
Total other expense, net	(603,043)	(480,091)	(319,192)
Loss before income taxes	(612,025)	(487,374)	(325,582)
Income tax provision	(105,308)	—	—
Net loss	$(717,333)	$(487,374)	$(325,582)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(717,333)	$(487,374)	$(325,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	105,308	—	—
Loss from equity investees	612,214	496,875	319,199
Changes in assets and liabilities, net:
Prepaids and other assets	2	1,256	(3,980)
Other liabilities	244	(10,469)	543
Net cash provided by (used in) operating activities	435	288	(9,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(387,742)	(304,015)	(12,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Clearwire Communications	—	—	9,820
Proceeds from issuance of common stock	387,296	303,738	12,196
Net cash provided by financing activities	387,296	303,738	22,016
Net (decrease) increase in cash and cash equivalents	(11)	11	—
Cash and cash equivalents:
Beginning of period	11	—	—
End of period	$—	$11	$—

21.	Subsequent Events

On January 27, 2012, Clearwire Communications received proceeds of $294.8 million, net of debt issuance costs, from an offering of senior secured notes with par value of $300.0 million, due 2016 and bearing interest at 14.75% , which we refer to as the 2016 Senior Secured Note Tranche. The 2016 Senior Secured Note Tranche has substantially the same terms as the Senior Secured Notes. See Note 10, Long-term Debt, Net, for further information.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A.	Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington
We have audited the internal control over financial reporting of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 16, 2012, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 16, 2012

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (SEC) rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.
We are in the process of implementing an integrated asset life cycle management system, which we expect will automate existing manual processes, and integrating that system with our existing enterprise systems. During 2011, we configured the selected software solution designed for tracking assets and site information, and substantially completed the work to implement this solution on a stand-alone basis. This included incorporating barcode labels on most network infrastructure equipment to allow specific identification and more effective tracking and recording of our assets.We expect to complete the integration of this system during the first half of 2012.
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
Management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.
Our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2011 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our 2011 Proxy Statement for the Annual Meeting of Stockholders, which we refer to as the Proxy Statement, under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Compensation of Board of Directors”, “Corporate Governance — Executive Officers and Key Employees,” and “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of our 2011 fiscal year.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of February 16, 2012
.

CLEARWIRE CORPORATION

/s/ Erik Prusch
Erik Prusch
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 16, 2012.

Signature	Title	Date

/s/ Erik Prusch	Chief Executive Officer (Principal Executive Officer) Director	February 16, 2012
Erik Prusch

/s/ Hope F. Cochran	Chief Financial Officer (Principal Financial Officer)	February 16, 2012
Hope F. Cochran

/s/ Steven A. Ednie	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2012
Steven A. Ednie

/s/ John Stanton	Director, Chairman of the Board	February 16, 2012
John Stanton

/s/ William R. Blessing	Director	February 16, 2012
William R. Blessing

/s/ Bruce Chatterley	Director	February 16, 2012
Bruce Chatterley

/s/ Mufit Cinali	Director	February 16, 2012
Mufit Cinali

/s/ Jose A. Collazo	Director	February 16, 2012
Jose A. Collazo

/s/ Hossein Eslambolchi	Director	February 16, 2012
Hossein Eslambolchi, Ph.D.

/s/ Dennis S. Hersch	Director	February 16, 2012
Dennis S. Hersch

/s/ Brian P. McAndrews	Director	February 16, 2012
Brian P. McAndrews

/s/ Kathleen H. Rae	Director	February 16, 2012
Kathleen H. Rae

/s/ Theodore H. Schell	Director	February 16, 2012
Theodore H. Shell

/s/ Jennifer L. Vogel	Director	February 16, 2012
Jennifer L. Vogel

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

10.48	Addendum to Offer Letter Agreement dated December 28, 2010 between Clearwire Corporation and Erik E. Prusch
10.49	Clearwire Corporation Annual Performance Plan (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed on February 16, 2011).
10.50	Amendment to Clearwire Corporation 2010 Executive Continuity Plan (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed on March 10, 2011).

10.51
Amendment Two to Customer Care and Billing Services Agreement Between Clearwire US LLC and Amdocs Software Systems Limited (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 10-Q filed on May 4, 2011).

10.52**
Sprint / Clearwire First Amendment, dated as of April 18, 2011, to the MVNO Support Agreement dated May 7, 2008 between Sprint Spectrum L.P., Comcast MVNO II, LLC, BHN Spectrum Investments, LLC and TWC Wireless, LLC (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 10-Q filed on August 4, 2011).

10.53**
April 2011 Clearwire / Sprint Amendment, dated as of April 18, 2011, to the 4G MVNO Agreement dated as of November 28, 2008 between Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P. (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation's Form 10-Q filed on August 4, 2011).

10.54**
First Amendment to the December 23, 2009 Dual Mode Settlement Letter Agreement, dated as of April 18, 2011, between Sprint Spectrum L.P. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.3 to Clearwire Corporation's Form 10-Q filed on August 4, 2011).

10.55**
Amended and Restated Enhanced In-Building Coverage Deployment Agreement, dated as of April 18, 2011, between Clear Wireless LLC and Sprint Solutions Inc. (Incorporated herein by reference to Exhibit 10.4 to Clearwire Corporation's Form 10-Q filed on August 4, 2011).

10.56**
Settlement and Release Agreement, dated as of April 18, 2011, between Sprint Spectrum L.P. and Clearwire Communications LLC (Incorporated herein by reference to Exhibit 10.5 to Clearwire Corporation's Form 10-Q filed on August 4, 2011).

10.57**
Additional Services Order by Clear Wireless LLC, effective as of May 16, 2011 to the Managed Services Agreement dated as of July 7, 2009 (Incorporated herein by reference to Exhibit 10.6 to Clearwire Corporation's Form 10-Q filed on August 4, 2011).

10.58
Offer Letter Agreement dated August 8, 2011 between Erik E. Prusch and Clearwire Corporation (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed on August 10, 2011).

10.59
Commitment Agreement dated as of November 30, 2011, by and among Clearwire Corporation, Clearwire Communications LLC, Sprint Nextel Corporation and Sprint HoldCo, LLC, including Form of Promissory Note (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed on December 5, 2011).

10.60
Letter Agreement dated as of November 30, 2011, by and among Clearwire Corporation, Clearwire Communications LLC, Sprint Nextel Corporation and Sprint HoldCo, LLC (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation's Form 8-K filed on December 5, 2011).

10.61***
November 2011 Clearwire / Sprint Amendment, dated as of November 30, 2011, to the 4G MVNO Agreement dated as of November 28, 2008 between Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.

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

_______________________________________

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