Form 10-Q
period 2012-03-31
Clearwire Corp /DE
filed 2012-04-27
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

______________________________________
Commission file number 001-34196
Clearwire Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	56-2408571
(State Of Incorporation)	(I.R.S. ID)
1475 120th AVE. NE BELLEVUE, WASHINGTON 98005
(425) 216-7600
______________________________________
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

The number of shares outstanding of the registrant's Class A common stock as of April 24, 2012, was 492,525,036. The number of shares outstanding of the registrant's Class B common stock as of April 24, 2012 was 839,702,592.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$310,134	$891,929
Short-term investments	1,122,374	215,655
Restricted cash	2,178	1,000
Accounts receivable, net of allowance of $4,647 and $5,542	125,587	83,660
Inventory	18,241	23,832
Prepaids and other assets	75,968	71,083
Total current assets	1,654,482	1,287,159
Property, plant and equipment, net	2,720,040	3,014,277
Restricted cash	7,286	7,619
Spectrum licenses, net	4,281,208	4,298,254
Other intangible assets, net	36,792	40,850
Other assets	162,979	157,797
Assets of discontinued operations (Note 18)	29,022	36,696
Total assets	$8,891,809	$8,842,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$269,904	$157,172
Other current liabilities	207,807	122,756
Total current liabilities	477,711	279,928
Long-term debt, net	4,243,426	4,019,605
Deferred tax liabilities, net	139,640	152,182
Other long-term liabilities	832,567	719,703
Liabilities of discontinued operations (Note 18)	24,907	25,196
Total liabilities	5,718,251	5,196,614
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 shares authorized; 492,524 and 452,215 shares outstanding	49	45
Class B common stock, par value $0.0001, 1,400,000 shares authorized; 839,703 shares outstanding	83	83
Additional paid-in capital	2,811,007	2,714,634
Accumulated other comprehensive income	1,971	2,793
Accumulated deficit	(1,799,649)	(1,617,826)
Total Clearwire Corporation stockholders’ equity	1,013,461	1,099,729
Non-controlling interests	2,160,097	2,546,309
Total stockholders’ equity	3,173,558	3,646,038
Total liabilities and stockholders’ equity	$8,891,809	$8,842,652
See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$322,639	$236,808
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	263,790	240,145
Selling, general and administrative expense	142,655	214,864
Depreciation and amortization	177,973	182,474
Spectrum lease expense	79,708	74,821
Loss from abandonment of network and other assets	80,400	171,862
Total operating expenses	744,526	884,166
Operating loss	(421,887)	(647,358)
Other income (expense):
Interest income	264	840
Interest expense	(136,686)	(119,920)
Loss on derivative instruments	(4,862)	(26,781)
Other income (expense), net	(13,268)	290
Total other expense, net	(154,552)	(145,571)
Loss from continuing operations before income taxes	(576,439)	(792,929)
Income tax benefit (provision)	15,413	(231)
Net loss from continuing operations	(561,026)	(793,160)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	378,972	576,283
Net loss from continuing operations attributable to Clearwire Corporation	(182,054)	(216,877)
Net income (loss) from discontinued operations attributable to Clearwire Corporation (Note 18)	231	(10,078)
Net loss attributable to Clearwire Corporation	$(181,823)	$(226,955)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.40)	$(0.89)
Diluted	$(0.44)	$(0.89)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.40)	$(0.93)
Diluted	$(0.44)	$(0.93)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss:
Net loss from continuing operations	$(561,026)	$(793,160)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	378,972	576,283
Net loss from continuing operations attributable to Clearwire Corporation	(182,054)	(216,877)
Net income (loss) from discontinued operations	1,043	(40,688)
Less: non-controlling interests in net (income) loss from discontinued operations of consolidated subsidiaries	(812)	30,610
Net income (loss) from discontinued operations attributable to Clearwire Corporation	231	(10,078)
Net loss attributable to Clearwire Corporation	(181,823)	(226,955)
Other comprehensive income (loss):
Unrealized foreign currency gains (losses) during the period	(777)	4,018
Unrealized investment holding gains (losses) during the period	(198)	4,455
Less: reclassification adjustment of foreign currency gains to net loss	(1,764)	—
Other comprehensive income (loss)	(2,739)	8,473
Less: non-controlling interests in other comprehensive income (loss) of consolidated subsidiaries	1,917	(6,376)
Other comprehensive income (loss) attributable to Clearwire Corporation	(822)	2,097
Comprehensive loss:
Comprehensive loss	(562,722)	(825,375)
Less: non-controlling interests in comprehensive loss of consolidated subsidiaries	380,077	600,517
Comprehensive loss attributable to Clearwire Corporation	$(182,645)	$(224,858)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(561,026)	$(793,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(15,863)	(63)
Non-cash loss on derivative instruments	4,862	26,781
Accretion of discount on debt	10,188	10,613
Depreciation and amortization	177,973	182,474
Amortization of spectrum leases	14,216	13,633
Non-cash rent expense	46,382	56,250
Loss on property, plant and equipment (Note 5)	139,056	178,325
Other non-cash activities	18,696	6,611
Changes in assets and liabilities:
Inventory	5,070	1,376
Accounts receivable	(42,662)	(28,099)
Prepaids and other assets	(11,198)	(4,760)
Prepaid spectrum licenses	—	(2,521)
Deferred revenue	154,246	3,688
Accounts payable and other liabilities	119,897	100,439
Net cash provided by (used in) operating activities of continuing operations	59,837	(248,413)
Net cash provided by operating activities of discontinued operations	5,814	1,459
Net cash provided by (used in) operating activities	65,651	(246,954)
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(21,867)	(271,244)
Purchases of available-for-sale investments	(1,022,287)	(786,777)
Disposition of available-for-sale investments	117,953	244,822
Other investing activities	(845)	14,005
Net cash used in investing activities of continuing operations	(927,046)	(799,194)
Net cash provided by (used in) investing activities of discontinued operations	59	(3,034)
Net cash used in investing activities	(926,987)	(802,228)
Cash flows from financing activities:
Principal payments on long-term debt	(6,295)	(1,103)
Proceeds from issuance of long-term debt	300,000	—
Debt financing fees	(6,205)	(1,148)
Proceeds from issuance of common stock	—	1,322
Net cash provided by (used in) financing activities of continuing operations	287,500	(929)
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	287,500	(929)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,269)	227
Net decrease in cash and cash equivalents	(576,105)	(1,049,884)
Cash and cash equivalents:
Beginning of period	893,744	1,233,562
End of period	317,639	183,678
Less: cash and cash equivalents of discontinued operations at end of period	7,505	1,745
Cash and cash equivalents of continuing operations at end of period	$310,134	$181,933
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$732	$986
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$14,050	$82,353
Fixed asset purchases financed by long-term debt	$—	$7,635
Non-cash financing activities:
Vendor financing obligations	$—	$(757)
Capital lease obligations	$—	$(6,878)
Class A common stock issued for repayment of long-term debt	$88,456	$—
Repayment of long-term debt through issuances of Class A common stock	$(88,456)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

Three Months Ended March 31, 2012 and 2011

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
Balances at December 31, 2010	243,544	$24	743,481	$74	$2,221,110	$2,495	$(900,493)	$4,546,788	$5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(216,877)	(576,283)	(793,160)
Net loss from discontinued operations	—	—	—	—	—	—	(10,078)	(30,610)	(40,688)
Other comprehensive income	—	—	—	—	—	2,097	—	6,376	8,473
Issuance of common stock, net of issuance costs, and other capital transactions	2,083	—	—	—	9,278	—	—	(7,956)	1,322
Share-based compensation and other transactions	—	—	—	—	1,700	—	—	4,660	6,360
Balances at March 31, 2011	245,627	$24	743,481	$74	$2,232,088	$4,592	$(1,127,448)	$3,942,975	$5,052,305

Balances at December 31, 2011	452,215	$45	839,703	$83	$2,714,634	$2,793	$(1,617,826)	$2,546,309	$3,646,038
Net loss from continuing operations	—	—	—	—	—	—	(182,054)	(378,972)	(561,026)
Net income from discontinued operations	—	—	—	—	—	—	231	812	1,043
Other comprehensive income	—	—	—	—	—	(822)	—	(1,917)	(2,739)
Issuance of common stock, net of issuance costs, and other capital transactions	40,309	4	—	—	92,547	—	—	(7,638)	84,913
Share-based compensation and other transactions	—	—	—	—	3,826	—	—	1,503	5,329
Balances at March 31, 2012	492,524	$49	839,703	$83	$2,811,007	$1,971	$(1,799,649)	$2,160,097	$3,173,558

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three months ended March 31, 2012 and 2011 do not necessarily indicate the results that may be expected for the full year.

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. As of March 31, 2012, we offered our services in 88 markets in the United States covering an estimated 134 million people, including an estimated 132 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for primarily all of our wholesale revenues to date, and offers services in each of our 4G markets. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses, and seeking additional capital for our current business and the development of our network.

Over the long term, we will need to expand our revenue base by increasing sales to our existing wholesale partners and by adding additional wholesale partners. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators in the United States as their next generation wireless technology. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position to offer offload data capacity to existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
As of March 31, 2012, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for at least the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the ongoing impact of our 2011 expense reductions, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the agreement signed with them in November 2011, which we refer to as the November 2011 4G MVNO Amendment (See Note 17, Related Party Transactions, for further information). While we generated cash from operating activities in the first quarter of 2012, we do not expect our operations to generate cumulative positive cash flows during the next twelve months. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business and the deployment of our LTE network. Also, we believe we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.

2.	Summary of Significant Accounting Policies
The condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which we refer to as U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The same accounting policies are followed for preparing the quarterly and annual financial information unless otherwise disclosed in the notes below.
Revenue Recognition - We primarily earn revenue by providing access to our high-speed wireless networks. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. Sprint, our largest wholesale customer, accounts for primarily all of our wholesale revenue to date, and comprises approximately 36% of total revenues during the three months ended March 31, 2012.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Retail revenue	$204,810	$175,241
Wholesale revenue	117,821	60,895
Other revenue	8	672
Total revenues	$322,639	$236,808

In November 2011, we entered into the November 2011 4G MVNO Amendment with Sprint under which, among other things, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint in January 2012. Of the amount due, $900.0 million will be recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million will be recorded as an offset to the interest cost associated with the promissory note. See Note 17, Related Party Transactions, for further information on the provisions of this new agreement. Wholesale revenue for the three months ended March 31, 2012 is comprised of the current period portion of the revenue recognized on a straight-line basis from the November 2011 4G MVNO Amendment. For 2011, the majority of our wholesale revenues were derived from our agreement with Sprint. Under that agreement, revenues were earned as Sprint utilized our network, with usage-based pricing that included volume discounts.
The following accounting policies were adopted in the three months ended March 31, 2012:
In May 2011, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP, and International Financial Reporting Standards. We adopted the new accounting guidance on January 1, 2012. As the new accounting guidance primarily amended the disclosure requirements related to fair value measurement, the adoption did not have any impact on our financial condition or results of operations.
In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income, which was subsequently revised in December 2011. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the new accounting guidance on January 1, 2012 which resulted in reporting the components of comprehensive loss in the Consolidated Statement of Comprehensive Loss, rather than in the Consolidated Statements of Stockholders' Equity, as previously reported.

3.	Charges Resulting from Cost Savings Initiatives

In connection with our ongoing cost savings initiatives, since the beginning of 2011, a total of approximately 5,800 unutilized tower leases have either been terminated or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with this lease termination initiative, we incurred lease termination costs and recognized a cease-to-use tower lease liability based on the remaining lease rentals for leases subject to termination actions, reduced by estimated sublease rentals that could be reasonably obtained. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have accrued a liability for such costs. See Note 5, Property, Plant and Equipment for a description of the write down of costs for projects classified as construction in progress related to the above leases.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs(1)	Employee Termination Costs	Other Exit Costs	Total
Costs incurred and charged to expense during:
Three months ended March 31, 2011	$2,061	$4,494	$—	$6,555
Three months ended March 31, 2012	11,463	203	—	11,666
Cumulative cost incurred to date(2)	$168,315	$20,101	$420	$188,836

Accrued liability as of December 31, 2011	$164,403	$1,597	$—	$166,000
Costs incurred, excluding non-cash credits	11,463	203	—	11,666
Cash and share payments	(14,852)	(1,092)	—	(15,944)
Accrued liability as of March 31, 2012(3)	$161,014	$708	$—	$161,722

(1)
Lease and other contract termination costs for the three months ended March 31, 2011 includes non-cash credits of $39.4 million, representing the reversal of deferred rent balances at the cease-use date, while the costs for the three months ended March 31, 2012 includes $327,000 of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term.

(2)	Based on current estimates, total costs for these activities are not expected to be significantly different from those incurred to date.

(3)
$2.5 million is recorded within Accounts payable and accrued expenses, $44.4 million is recorded as Other current liabilities and $114.8 million is recorded as Other long-term liabilities on the consolidated balance sheets. There were no significant adjustments to the liability during the quarter.

For the three months ended March 31, 2012, $10.8 million was recorded as Cost of goods and services and network costs and $852,000 was recorded as Selling, general and administrative expenses. For the three months ended March 31, 2011, $2.0 million was recorded as Cost of goods and services and network costs and $4.5 million was recorded as Selling, general and administrative expenses.

4.	Investments
Investments as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012				December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$1,122,544	$20	$(190)	$1,122,374	$215,627	$36	$(8)	$215,655
We owned Auction Market Preferred securities issued by a monoline insurance company which were perpetual and did not have a final stated maturity. Our Auction Market Preferred securities were fully written down and had no carrying value at December 31, 2011. During the quarter ended March 31, 2012, we sold the Auction Market Preferred securities and recorded a gain of $3.3 million to Other income (expense), net on the consolidated statements of operations representing the total proceeds received. We no longer own any collateralized debt obligations or Auction Market Preferred securities.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.	Property, Plant and Equipment
Property, plant and equipment as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	Useful	March 31, 2012	December 31, 2011
	Lives (Years)
Network and base station equipment	5 -15	$3,356,443	$3,350,696
Customer premise equipment	2	70,662	82,545
Furniture, fixtures and equipment	3-5	475,650	450,254
Leasehold improvements	Lessor of useful life or lease term	43,697	46,435
Construction in progress	N/A	112,996	262,761
		4,059,448	4,192,691
Less: accumulated depreciation and amortization		(1,339,408)	(1,178,414)
		$2,720,040	$3,014,277

	Three Months Ended March 31,
	2012	2011
Supplemental information (in thousands):
Capitalized interest	$2,174	$12,234
Depreciation expense	$173,367	$176,901
We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At March 31, 2012 and December 31, 2011, we have recorded capital lease assets with an original cost of $81.2 million within Network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at March 31, 2012 included $30.1 million of costs related to completing network projects not yet placed in service, $74.9 million of network and base station equipment not yet assigned to a project and $7.9 million of costs related to information technology, which we refer to as IT, and other corporate projects.
Charges associated with Property, plant and equipment
We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress, including the provisions for excessive and obsolete equipment. During the three months ended March 31, 2012, we solidified our LTE network architecture, including identifying the first approximately 5,000 sites at which we expect to deploy LTE technology.  As a result, we evaluated the costs included in construction in progress in conjunction with those network deployment plans.  Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture were abandoned and the related costs written down.  In addition, any network equipment not required to support our network deployment plans or sparing requirements was also written down to expected salvage value.  This assessment resulted in the write-downs of network equipment and cell site development costs of $80.0 million and network equipment held in our warehouses of $52.2 million during the three months ended March 31, 2012.
In connection with our savings initiatives, during the three months ended March 31, 2011, we identified, evaluated and terminated certain unutilized tower leases that no longer fit within management's deployment plan, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such terminations were written down resulting in a charge of $145.4 million for the three months ended March 31, 2011. See Note 3, Charges Resulting from Cost Savings Initiatives, for a discussion of the costs associated with lease terminations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We incurred the following losses associated with PP&E for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Abandonment of network projects no longer meeting strategic network plans	$79,971	$26,105
Abandonment of network projects associated with terminated leases	—	145,449
Abandonment of corporate projects	429	308
Total loss from abandonment of network and other assets	80,400	171,862
Charges for disposal and differences between recorded amounts and results of physical counts(1)	6,454	443
Charges for excessive and obsolete equipment(1)(2)	52,202	6,020
Total losses on property, plant and equipment	$139,056	$178,325

(1)    Included in Cost of goods and services and network costs on the consolidated statements of operations.

(2)	For the three months ended March 31, 2012, $2.3 million is included in Selling, general and administrative expense on the consolidated statements of operations.
In addition, during the first quarter of 2012, as a result of Sprint's recent announcement that it plans to decommission its iDEN network, we evaluated the remaining useful lives of our Network and base station equipment co-located at iDEN sites identified by Sprint to be decommissioned. We concluded that, for certain of the Network and base station equipment at these sites, it is not likely that we would continue to operate our equipment at the current location once Sprint decommissions its site and therefore, we determined the useful lives of the Network and base station equipment at these sites should be accelerated beginning in the first quarter of 2012 from a weighted-average remaining useful life of approximately 5 years to approximately 1 - 2 years based on the expected date of decommissioning. We will continue to monitor the estimated useful lives of our network assets as our plans continue to evolve. Any further adjustments to those lives would likely result in increased depreciation expense in future periods.

6.	Spectrum Licenses
Owned and leased spectrum licenses as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

		March 31, 2012			December 31, 2011
	Wtd Avg Lease Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	Indefinite	$3,098,983	$—	$3,098,983	$3,098,983	$—	$3,098,983
Spectrum leases and prepaid spectrum	16-25 years	1,364,907	(194,904)	1,170,003	1,364,907	(181,033)	1,183,874
Pending spectrum and transition costs	N/A	12,222	—	12,222	15,397	—	15,397
Total spectrum licenses		$4,476,112	$(194,904)	$4,281,208	$4,479,287	$(181,033)	$4,298,254

	Three Months Ended March 31,
	2012	2011
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$14,795	$14,182

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2012, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2012	$54,189
2013	54,160
2014	53,929
2015	53,641
2016	53,024
Thereafter	901,060
Total	$1,170,003

We expect that all renewal periods in our leases will be renewed by us, and the costs to renew to be immaterial.

7.	Other Intangible Assets
Other intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

		March 31, 2012			December 31, 2011
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	7 years	$108,275	$(74,681)	$33,594	$108,275	$(70,894)	$37,381
Trade names and trademarks	5 years	3,804	(2,536)	1,268	3,804	(2,346)	1,458
Patents and other	10 years	3,228	(1,298)	1,930	3,228	(1,217)	2,011
Total other intangibles		$115,307	$(78,515)	$36,792	$115,307	$(74,457)	$40,850

As of March 31, 2012, the future amortization of other intangible assets is expected to be as follows (in thousands):

2012	$12,172
2013	12,299
2014	7,734
2015	3,867
2016	322
Thereafter	398
Total	$36,792

	Three Months Ended March 31,
	2012	2011
Supplemental Information (in thousands):
Amortization expense	$4,058	$5,024

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable and accrued expenses:
Accounts payable	$68,580	$65,285
Accrued interest	163,514	39,980
Salaries and benefits	13,932	29,075
Business and income taxes payable	16,813	15,304
Other accrued expenses	7,065	7,528
Total accounts payable and accrued expenses	269,904	157,172
Other current liabilities:
Derivative instruments	11,554	8,240
Deferred revenues(1)	116,266	36,691
Current portion of long-term debt	26,919	26,474
Cease-to-use lease liability (2)	44,449	45,645
Other	8,619	5,706
Total other current liabilities	207,807	122,756
Total	$477,711	$279,928
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred rents associated with tower and spectrum leases	$598,552	$555,838
Cease-to-use liability (2)	114,841	117,000
Deferred revenue(1)	75,878	1,207
Other	43,296	45,658
Total	$832,567	$719,703

(1)    See Note 17, Related Party Transactions, for further detail regarding deferred revenue balances with related parties.

(2)	See Note 3, Charges Resulting from Cost Savings Initiatives, for further information.

9.	Income Taxes

Clearwire Corporation, which we refer to as Clearwire or the Company, holds no significant assets other than its equity interests in Clearwire Communications LLC, which we refer to as Clearwire Communications. Clearwire Communications is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax. As a result, any current and deferred tax consequences, including for Clearwire, arise at the partner level. Other than the balances associated with the non-United States operations, the only temporary difference for Clearwire is the basis difference associated with our investment in the partnership. We have recognized a deferred tax liability for this basis difference. Our deferred tax assets primarily represent net operating loss carry-forwards associated with Clearwire's operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company. A portion of our deferred tax assets will be realized through schedulable reversing deferred tax liabilities, however all of the net operating losses incurred on or before December 13, 2011 are limited under Section 382 and a portion cannot be realized within

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the carry-forward period. Net operating losses incurred after December 13, 2011 are not subject to limitation under Section 382. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will not completely reverse within the carry-forward period of the net operating losses. The portion of such temporary difference that will reverse within the carry-forward period of the net operating losses represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of net operating losses and projected future tax losses, and determined that it is appropriate to record a valuation allowance against the portion of our deferred tax assets that are not deemed realizable.

The income tax benefit reflected in our condensed consolidated statements of operations primarily reflects United States deferred taxes net of certain state taxes.

10.	Long-term Debt, Net
Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(33,509)	$2,913,985
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(180,512)	448,738
Vendor Financing Notes(3)	LIBOR based(2)	6.25%	2014/2015	43,308	(50)	43,258
Capital lease obligations(3)				64,364	—	64,364
Total debt, net				$4,484,416	$(214,071)	4,270,345
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(26,919)
Total long-term debt, net						$4,243,426
_______________________________________

(1)	Represents weighted average effective interest rate based on quarter-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.
(3)    As of March 31, 2012, par value of approximately $107.7 million is secured by assets classified as Network and base station equipment.
(4)    Included in Other current liabilities on the consolidated balance sheets.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(35,272)	$2,912,222
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(209,259)	519,991
Vendor Financing Notes(3)	LIBOR based(2)	6.19%	2014/2015	48,379	(103)	48,276
Capital lease obligations(3)				65,590	—	65,590
Total debt, net				$4,290,713	$(244,634)	4,046,079
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(26,474)
Total long-term debt, net						$4,019,605
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	As of December 31, 2011, par value of approximately $114.0 million is secured by assets classified as Network and base station equipment.

(4)	Included in Other current liabilities on the consolidated balance sheets.
2016 Senior Secured Notes  — In January 2012, Clearwire Communications completed an offering of senior secured notes with a par value of $300.0 million, due 2016 and bearing interest at 14.75%, which we refer to as the 2016 Senior Secured Notes. Clearwire Communications received proceeds of $294.8 million, net of debt issuance costs, from the offering. The 2016 Senior Secured Notes provide for bi-annual payments of interest in June and December.

The holders of the 2016 Senior Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of specific kinds of changes of control at a price of 101% of the principal plus any unpaid accrued interest to the repurchase date. Under certain circumstances, Clearwire Communication will be required to use the net proceeds from the sale of assets to make an offer to purchase the 2016 Senior Secured Notes at an offer price equal to 100% of the principal amount plus any unpaid accrued interest.

Our payment obligations under the 2016 Senior Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The 2016 Senior Secured Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.

Exchangeable Notes Transaction  — During the quarter ended March 31, 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, which we refer to as the Exchange Transaction, pursuant to which Clearwire issued 38.0 million shares of Clearwire's Class A common stock, which we refer to as Class A Common Stock, for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and Clearwire Communications repurchased $100.0 million in aggregate principal amount of its 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes, for a total price equal to the Purchase Price. Clearwire used the proceeds of the sale of the Class A Common Stock to contribute to Clearwire Communications to allow it to retire $100.0 million in aggregate principal amount of its Exchangeable Notes, plus accrued but unpaid interest, held by the institutional investors. Due to the significant discount resulting from the recognition of the exchange options as a separate derivative liability upon the issuance of the Exchangeable Notes, extinguishment of the Exchangeable Notes in the Exchange Transaction resulted in a loss of $10.1 million recorded in Other income (expense), net on the consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future Payments — For future payments on our long-term debt see Note 13, Commitments and Contingencies.
Interest Expense — Interest expense included in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest coupon(1)	$128,672	$121,541
Accretion of debt discount and amortization of debt premium, net(2)	10,188	10,613
Capitalized interest	(2,174)	(12,234)
	$136,686	$119,920
_______________________________________

(1)	During the three months ended March 31, 2012, includes $2.5 million of coupon interest relating to Exchangeable Notes which was settled in the non-cash Exchange Transaction.

(2)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the consolidated balance sheets.

11.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes, constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. As a result of the Exchange Transaction, $100.0 million in par value of the Exchange Notes were retired and the related Exchange Options, with a notional amount of 14.1 million shares, were settled at fair value. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 88.9 million and 103.0 million shares at March 31, 2012 and December 31, 2011, respectively, and mature in 2040. See Note 10, Long-term Debt, Net, for further information on the Exchange Transaction.
We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At March 31, 2012 and December 31, 2011, the Exchange Options’ estimated fair value of $11.6 million and $8.2 million, respectively, was reported in Other current liabilities on our consolidated balance sheets. For the three months ended March 31, 2012 and 2011, we recognized losses of $4.9 million and $26.8 million, respectively, from the changes in the estimated fair value in Loss on derivative instruments in our consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.

12.	Fair Value
The following is a description of the valuation methodologies and pricing assumptions we used for financial instruments measured and recorded at fair value on a recurring basis in our financial statements and the classification of such instruments pursuant to the valuation hierarchy.
Cash Equivalents and Investments
Where quoted prices for identical securities are available in an active market, we use quoted market prices to determine the fair value of investment securities and cash equivalents, and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Government Treasury Bills, actively traded U.S. Government Treasury Notes and money market mutual funds for which there are quoted prices in active markets or quoted net asset values published by the money market mutual fund and supported in an active market.
Investments are classified in Level 2 of the valuation hierarchy for securities where quoted prices are available for similar investments in active markets or for identical or similar investments in markets that are not active and we use "consensus pricing" from independent external valuation sources. Level 2 securities include U.S. Government Agency Discount Notes and U.S. Government Agency Notes.
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
We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility used in computing the fair value of the Exchange Options at March 31, 2012 and December 31, 2011 of 40% is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility at March 31, 2012 could result in a loss of $12.4 million, or a gain of $8.9 million, respectively.
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at March 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$285,136	$24,998	$—	$310,134
Short-term investments	$801,789	$320,585	$—	$1,122,374
Other assets — derivative warrant assets	$—	$—	$214	$214
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(11,554)	$(11,554)
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$891,929	$—	$—	$891,929
Short-term investments	$215,655	$—	$—	$215,655
Other assets — derivative warrant assets	$—	$—	$209	$209
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(8,240)	$(8,240)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2012 (in thousands):

	January 1, 2012	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	March 31, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at March 31, 2012
Other assets:
Derivatives	$209	$—	$5	(1)	$—	$214	$5
Other current liabilities:
Derivatives	(8,240)	1,553	(4,867)	(1)	—	(11,554)	(4,443)
_____________________________________

(1)	Included in Loss on derivative instruments in the consolidated statements of operations.
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2011 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	March 31, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at March 31, 2011
Long-term investments:
Other debt securities	$15,251	$—	$—		$4,446	$19,697	$—
Other assets:
Derivatives	292	—	—		—	292	—
Other current liabilities:
Derivatives	(167,892)	—	(26,781)	(1)	—	(194,673)	(26,781)
______________________________________

(1)	Included in Loss on derivative instruments in the consolidated statements of operations.
The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
The senior secured notes maturing in 2015, which we refer to as the 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the second-priority secured notes, which we refer to as the Second-Priority Secured Notes, and the Exchangeable Notes are classified as Level 2 of the valuation hierarchy. To estimate the fair value of the 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the Second-Priority Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
To estimate the fair value of the vendor financing notes, which we refer to as the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. As a result, they are classified in Level 3 of the valuation hierarchy. A level of subjectivity is applied to estimate the discount rate used to calculate the present value of the estimated cash flows.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes - 2015	$2,913,985	$2,929,584	$2,912,222	$2,799,820
Senior Secured Notes - 2016	$300,000	$331,649	$—	$—
Second-Priority Secured Notes	$500,000	$456,058	$500,000	$425,000
Exchangeable Notes(1)	$448,738	$476,421	$519,991	$446,134
Vendor Financing Notes	$43,258	$40,905	$48,276	$44,133
_______________________________________

(1)
Carrying value as of March 31, 2012 and December 31, 2011 is net of $180.5 million and $209.3 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

13.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of March 31, 2012, are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter, including all renewal periods
Long-term debt obligations	$4,420,052	$15,896	$21,194	$5,988	$2,947,724	$300,000	$1,129,250
Interest payments on long-term debt obligations(1)	3,418,463	504,723	511,056	509,990	509,866	156,163	1,226,665
Operating lease obligations(2)	1,819,252	266,453	388,202	347,301	266,833	174,416	376,047
Operating lease payments for assumed renewal periods(2)	8,586,910	443	11,748	56,069	141,431	230,608	8,146,611
Spectrum lease obligations	6,222,370	130,290	169,005	178,130	173,026	178,716	5,393,203
Spectrum service credits and signed spectrum agreements	106,927	6,049	3,198	3,198	3,198	3,198	88,086
Capital lease obligations(3)	105,798	9,416	12,791	13,744	11,279	7,922	50,646
Purchase agreements	211,018	115,978	62,216	17,871	6,301	1,899	6,753
Total	$24,890,790	$1,049,248	$1,179,410	$1,132,291	$4,059,658	$1,052,922	$16,417,261
_____________________________________

(1)	Includes $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $53.0 million.

(3)	Payments include $41.4 million representing interest.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Spectrum lease payments	$43,293	$40,073
Non-cash spectrum lease expense	22,199	21,115
Amortization of spectrum leases	14,216	13,633
Total spectrum lease expense	$79,708	$74,821
Operating lease expense	$119,074	$138,548

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three months ended March 31, 2012 and 2011 we satisfied $1.1 million and $2.3 million, respectively, related to these commitments. The maximum remaining commitment at March 31, 2012 is $104.1 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

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
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. The parties have briefed the issue. Once the Washington Supreme Court issues its opinion, the Court of Appeals will continue considering the appeal of the District Court’s dismissal of all claims in the First Amended Complaint. The parties have agreed to settle the lawsuit. The settlement is pending execution of a definitive agreement and court approval. We have accrued an estimated amount we anticipate to pay for the settlement. The accrual is included in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The evidentiary hearing and the matter are stayed pending a private mediation between the parties. The mediation is scheduled for June 2012. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, Plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we expect to renew our motion to compel arbitration. The parties have agreed to settle the lawsuit. The settlement is pending execution of a definitive agreement and court approval. We have accrued an estimated amount we anticipate to pay for the settlement. The accrual is included in other current liabilities. The amount accrued is considered immaterial to the financial statements.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. The parties have agreed to settle the lawsuit. The settlement is pending execution of a definitive agreement and court approval. We have accrued an estimated amount we anticipate to pay for the settlement. The accrual is included in Other current liabilities. The amount accrued is considered immaterial to the financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.

Indemnification agreements— We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are neither probable nor estimable.

14.	Share-Based Payments
As of March 31, 2012, there were 33,828,783 shares available for grant under the Clearwire Corporation 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, performance based RSUs and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional share grants will be granted under the Clearwire Corporation 2007 Stock Compensation Plan or the Clearwire Corporation 2003 Stock Option Plan.
Restricted Stock Units
We grant RSUs and performance-based RSUs to certain officers and employees under the 2008 Plan. RSUs generally have performance and service requirements or service requirements only with vesting periods ranging from two to four years. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price. Performance-based RSUs awarded in 2012 have one to two year performance periods and were granted once the performance objectives were established during the first quarter.
A summary of the RSU activity for the three months ended March 31, 2012 is presented below:

	Restricted Stock Units		Weighted- Average Grant Price
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
Restricted stock units outstanding — January 1, 2012	—	10,749,723	$—	$4.79
Granted	6,524,830	16,825,833	1.99	2.29
Forfeited	—	(542,558)	—	4.39
Vested	—	(2,346,647)	—	4.30
Restricted stock units outstanding — March 31, 2012	6,524,830	24,686,351	$1.99	$3.04
As of March 31, 2012, we have total unrecognized compensation cost of approximately $53.6 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
For the three months ended March 31, 2012, we used a forfeiture rate of 12.0% in determining compensation expense for RSUs.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of option activity from January 1, 2012 through March 31, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding — January 1, 2012	4,560,751	$13.98
Granted	—	—
Forfeited	(35,433)	9.06
Exercised	—	—
Options outstanding — March 31, 2012	4,525,318	$14.02
Vested and expected to vest — March 31, 2012	4,494,061	$14.07
Exercisable outstanding — March 31, 2012	4,229,115	$14.61
The total unrecognized share-based compensation costs related to non-vested stock options outstanding at March 31, 2012 was approximately $256,000 and is expected to be recognized over a weighted average period of less than one year.
For the three months ended March 31, 2012, we used a forfeiture rate of 10.1% in determining compensation expense for options.
Share-based compensation expense recognized for all plans for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Options	$66	$(359)
RSUs	5,263	6,646
Sprint Equity Compensation Plans	—	73
	$5,329	$6,360
During the three months ended March 31, 2012 and 2011, we reversed $1.1 million and $7.5 million, respectively of share-based compensation expense related to the forfeiture of RSUs and options that have been recognized but not yet earned. In addition, during the three months ended March 31, 2011, we recorded $339,000 of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

15.	Stockholders’ Equity

The following table lists the voting interests in Clearwire as of March 31, 2012:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	—	—	627,945,914	74.8%	627,945,914	47.1%
Comcast	—	—	88,504,132	10.5%	88,504,132	6.6%
Time Warner Cable	—	—	46,404,782	5.5%	46,404,782	3.5%
Bright House	—	—	8,474,440	1.0%	8,474,440	0.6%
Intel	28,432,066	5.8%	65,644,812	7.8%	94,076,878	7.1%
Eagle River	30,922,958	6.3%	2,728,512	0.3%	33,651,470	2.5%
Other Shareholders	433,168,524	87.9%	—	—	433,168,524	32.5%
	492,523,548	100.0%	839,702,592	100.0%	1,332,226,140	100.0%
_______________________________________

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
The holders of Class B Common Stock hold an equivalent number of Class B Common Interests, except for Sprint. As of March 31, 2012, Sprint holds 705,359,348 Class B Common Interests in Clearwire Communications representing 50.0% of the economic interests.

Sprint, Intel Corporation, which we refer to as Intel, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks LLC, which we refer to as Bright House, and Eagle River Holdings LLC, which we refer to as Eagle River, collectively, whom we refer to as the Investors, own shares of Clearwire Class B common stock, which we refer to as Class B Common Stock, that have equal voting rights to Clearwire's Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of Class B Common Stock. The investors hold their economic rights through ownership of Clearwire Communications Class B common interests, which we refer to as Class B Common Interests.
During the first quarter of 2012, Google Inc., which we refer to as Google, sold 29.4 million shares of Class A Common Stock. This represented their entire position in the Company.
During the quarter ended March 31, 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, pursuant to which Clearwire issued shares of Class A Common Stock for an aggregate price of $83.5 million the proceeds of which was used to repurchase $100.0 million in aggregate principal amount of its Exchangeable Notes, plus accrued but unpaid interest thereon to, but excluding, March 22, 2012, held by the institutional investors. The price per share was determined based upon the daily volume weighted average price of our Class A Common Stock on the NASDAQ Global Select Market for the five trading days commencing March 15, 2012, subject to a minimum price and a maximum price per share. The total number of shares issued was equal to the quotient obtained by dividing the Purchase Price by the price per share, and was 38.0 million shares.

16.	Net Loss Per Share

Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss from continuing operations	$(561,026)	$(793,160)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	378,972	576,283
Net loss from continuing operations attributable to Class A Common Stockholders	(182,054)	(216,877)
Net loss from discontinued operations attributable to Class A Common Stockholders	231	(10,078)
Net loss attributable to Class A Common Stockholders	$(181,823)	$(226,955)
Weighted average shares Class A Common Stock outstanding	458,827	244,389
Net loss per share from continuing operations	$(0.40)	$(0.89)
Net loss per share from discontinued operations	—	(0.04)
Net loss per share	$(0.40)	$(0.93)
Diluted Net Loss Per Share
The potential exchange of Class B Common Interests together with Class B Common Stock for Class A Common Stock will have a dilutive effect on diluted net loss per share due to certain tax effects. That exchange would result in both an increase

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
For the three months ended March 31, 2011, Class B Common Stock was excluded from the computation of diluted loss per share as its inclusion would have been antidilutive due to the impact of the $26.8 million loss on the Exchange Option derivative which is fully allocated to the Class A Common Stock.
Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Class B Common Interests and Class B Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss from continuing operations attributable to Class A Common Stockholders	$(182,054)	$(216,877)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(378,972)	—
Tax adjustment resulting from dissolution of Clearwire Communications	(9,380)	—
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(570,406)	(216,877)
Net loss from discontinued operations available to Class A Common Stockholders	231	(10,078)
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	812	—
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	1,043	(10,078)
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	$(569,363)	$(226,955)
Weighted average shares Class A Common Stock outstanding	458,827	244,389
Weighted average shares converted from Class B Common Stock outstanding	839,703	—
Total weighted average shares Class A Common Stock outstanding (diluted)	1,298,530	244,389
Net loss per share from continuing operations	$(0.44)	$(0.89)
Net loss per share from discontinued operations	—	(0.04)
Net loss per share	$(0.44)	$(0.93)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Class B Common Stock	—	743,481
Exchangeable Notes conversion shares	100,363	103,001
Stock options	4,542	15,427
Restricted stock units	15,387	14,993
Warrants (1)	1,467	17,806
	121,759	894,708
_____________________________________
(1) On March 12, 2012, 1.4 million warrants expired.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

17.	Related Party Transactions
We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Google, Comcast, Time Warner Cable, Bright House, Eagle River, and Ericsson Inc, which we refer to as Ericsson, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$118,192	$78,282
Prepaid assets and other assets	$1,957	$2,229
Accounts payable and accrued expenses	$2,150	$4,736
Other current liabilities	$91,160	$13,953
Other long-term liabilities	$108,421	$35,147

	Three Months Ended March 31,
	2012	2011
Revenue	$117,391	$61,020
Cost of goods and services and network costs (inclusive of capitalized costs)	$35,407	$32,339
Selling, general and administrative (inclusive of capitalized costs)	$11,233	$2,433
Rollover Notes — In connection with the issuance of the 2015 Senior Secured Notes on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes. From time to time, other related parties may hold our debt, and as debtholders, would be entitled to receive interest payments from us.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owns the largest interest in Clearwire with an effective voting interest of approximately 47.1% and economic interest in Clearwire Communications of approximately 50.0%, and Intel, Comcast, Time Warner Cable, Bright House and Eagle River collectively own voting interest in Clearwire of approximately 20.4% and economic interest in Clearwire Communications of approximately 19.2%.
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
Sprint Wholesale relationship
Under the November 2011 4G MVNO Amendment, Sprint Spectrum will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint on January 3, 2012, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note has an aggregate principal amount of $150.0 million and bears interest of 11.5% per annum with an aggregate principal amount of $75.0 million maturing on January 2, 2013, and the remaining $75.0

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million principal amount maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the 4G MVNO Agreement, as amended. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it is treated as deferred revenue for accounting purposes, and associated interest costs will be recorded as a reduction to the $925.9 million payable by Sprint for unlimited WiMAX service in calendar years 2012 and 2013.
As part of the November 2011 4G MVNO Amendment, we also agreed to usage based pricing for WiMAX services after 2013, and for LTE service beginning in 2012 and the elimination of device minimum fees after 2011. We also agreed that Sprint Spectrum may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
Subject to the satisfaction of certain network build-out conditions, Sprint agreed to prepay us up to another $350.0 million in installments once certain milestones are achieved for future services to be provided to Sprint over our LTE network. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets by June 30, 2013, or if we fail to meet certain network specifications. We also agreed to collaborate with Sprint on LTE network design, architecture and deployment, including site selection, and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices to roam on our LTE network, including laptop cards and smartphones, in 2013. The November 2011 4G MVNO Amendment also provides for additional conditions on any sale of core spectrum assets necessary to operate our WiMAX and LTE networks and also allows Sprint Spectrum an opportunity to make offers to purchase our excess spectrum in the event that we propose to sell such spectrum subject to our right to decline such offers.
In addition to the $150.0 million received from Sprint relating to the Sprint Promissory Note in January 2012, for the three months ended March 31, 2012 and 2011, we received $76.6 million and $32.2 million respectively from Sprint for 4G broadband wireless services. As of March 31, 2012 and December 31, 2011 we had $162.5 million and $10.5 million, respectively, of deferred revenue included in the Other current liabilities and Other long-term liabilities representing the unused portion of the settlement amount for outstanding disputes related to prior usage that have not yet been recognized and at March 31, 2012, also includes the outstanding principal and accrued interest related to the Sprint Promissory Note. Amounts due for usage are recognized in Accounts receivable as the related services are provided. As of March 31, 2012 and December 31, 2011, $116.8 million and $76.6 million, respectively, were recorded in Accounts receivable relating to Sprint. During the three months ended March 31, 2012, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access, which we refer to as CDMA, and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the three months ended March 31, 2012 and 2011, we paid $1.5 million and $8.7 million, respectively to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the three months ended March 31, 2012 and 2011, we recorded rent expense under this agreement of $14.4 million, and $14.3 million, respectively.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Ericsson, Inc — Ericsson, provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the three months ended March 31, 2012, we paid $19.5 million to Ericsson for network management services.

18.	Discontinued Operations

As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. During the first quarter of 2012, we completed the sale of the operations in Germany for expected proceeds of approximately $19 million, recognizing a gain of $12.2 million, net of taxes and the reclassification of cumulative translation adjustments of $183,000 and $1.8 million, respectively, in Net income (loss) from discontinued operations. We have received approximately half of the expected proceeds and expect to receive the remainder by March 2013. We expect the dispositions of the remaining operations to be completed during 2012. If we are unable to sell these operations on terms acceptable to us, we may pursue other alternatives which may result in additional costs to terminate existing contractual commitments. These businesses comprised substantially all of the remaining operations previously reported in our International segment. Associated results of operations and financial position are separately reported as discontinued operations for all periods presented. Results of operations and financial position presented for periods prior to the second quarter of 2011 include other businesses that were reported in our International segment. The sale of our businesses in Ireland, Poland, and Romania were individually immaterial for separate disclosure in prior periods. Summarized financial information for discontinued operations is shown below (in thousands):

	Three Months Ended March 31,
	2012	2011
Total revenues	$4,260	$5,219

Income (loss) from discontinued operations before income taxes	$1,226	$(40,594)
Income tax provision	(183)	(94)
Net income (loss) from discontinued operations	1,043	(40,688)
Less: non-controlling interests in net (income) loss from discontinued operations of consolidated subsidiaries	(812)	30,610
Net income (loss) from discontinued operations attributable to Clearwire Corporation	$231	$(10,078)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,505	$1,815
Prepaid and other assets	2,547	1,739
Total current assets	10,052	3,554
Property, plant and equipment, net	9,551	10,351
Spectrum licenses, net	7,925	19,313
Other assets	1,494	3,478
Total assets of discontinued operations	$29,022	$36,696
Liabilities
Other current liabilities	$8,341	$8,930
Other long-term liabilities	16,566	16,266
Total liabilities of discontinued operations	$24,907	$25,196

19.	Subsequent Event

On April 25, 2012, we completed the sale of our operations in Belgium.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended March 31, 2012 and 2011, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.
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

Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. As of March 31, 2012, we offered our services in 88 markets in the United States covering an estimated 134 million people, including an estimated 132 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for primarily all of our wholesale sales to date, and offers services in each of our 4G markets. We have also recently entered into wholesale arrangements with Simplexity, FreedomPop and Leap Wireless. We ended the quarter with approximately 1.3 million retail and 9.7 million wholesale subscribers. We are currently focused on growing our revenue by continuing to build our wholesale business and to leverage our retail business, reducing expenses and seeking additional capital for our current business and to continue the development of our network.

Over the long term, we will need to expand our revenue base by increasing sales to our existing wholesale partners and by adding additional wholesale partners. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, which we refer to as LTE, technology, which is currently being adopted by most wireless operators in the United States as their next generation wireless technology.
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
Initially, we plan to overlay up to 8,000 of our existing Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX, sites with Time Division Duplex LTE, which we refer to as TDD-LTE, over 20 MHz-wide channels. We plan to focus primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues.
The success of our current plans will depend to a large extent on whether we succeed in the following areas: adding new

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

wholesale partners with substantial offload data capacity needs and generating or exceeding the revenue levels we currently expect for that portion of our business; maintaining our retail base and revenues while continuing to realize the benefits from cost savings initiatives; deploying LTE technology on our network; and raising additional capital.

Liquidity and Capital Resource Requirements

During the three months ended March 31, 2012, we incurred $561.0 million of net losses from continuing operations. We generated $59.8 million of cash from operating activities of continuing operations and spent $21.9 million of cash on capital expenditures in the improvement and maintenance of our networks. Capital expenditures in 2012 are expected to amount to approximately $350.0 million to $400.0 million with most of the spend anticipated to occur in the second half of the year. While we generated cash from operating activities in the first quarter of 2012, we do not expect our operations to generate cumulative positive cash flows during the next twelve months.

As of March 31, 2012, we had available cash and short-term investments of approximately $1.43 billion. On January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications LLC, which we refer to as Clearwire Communications, of $300.0 million aggregate principal amount of 14.75% first-priority senior secured notes due 2016, which we refer to as 2016 Senior Secured Notes, at an issue price of 100%. On March 15, 2012, we entered into securities purchase agreements with certain institutional investors, pursuant to which we sold shares of Clearwire Corporation Class A common stock, which we refer to as Class A Common Stock, for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and in connection with the sale, Clearwire Communications repurchased $100.0 million in aggregate principal amount of our 8.25% exchangeable notes due 2040, which we refer to as Exchangeable Notes, for a total price equal to the Purchase Price.

Under an amendment of the 4G MVNO agreement with Sprint signed in November 2011, which we refer to as the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million dollar promissory note issued by us to Sprint. We will also receive the final $10.9 million in prepayments from Sprint in the remainder of 2012, which will be applied against re-wholesaling revenue in 2012 and 2013 and usage-based revenue in 2014 and thereafter.

As of March 31, 2012, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for at least the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the ongoing impact of our 2011 expense reductions, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the November 2011 4G MVNO Amendment. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business, including the deployment of our LTE network. Also, we believe we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.

The amount of additional capital we will need over the long term, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. The primary factors determining the amount of additional capital we will require include: the amount of wholesale revenues we receive from our existing wholesale partners, our ability to obtain new wholesale partners and generate significant revenues from such partners, the timing of deployment of our LTE network which will depend on our vendors’ ability to meet our planned timelines and our ability to integrate with Sprint's network, the costs we incur in deploying our LTE network which could be substantially higher than we currently expect if we are unable to secure equipment or services from vendors on the terms we expect or if we encounter other unexpected problems with our vendors or with the deployment, the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

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

We have identified the following significant change in our critical accounting estimates during the three months ended March 31, 2012 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Property, Plant and Equipment
A significant portion of our total assets is property, plant and equipment, which we refer to as PP&E. PP&E represented $2.72 billion of our $8.89 billion in total assets as of March 31, 2012. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we periodically review these factors to assess the remaining life of our asset base. When these factors indicate that an asset's useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life.
During the first quarter of 2012, as a result of Sprint's recent announcement that it plans to decommission its iDEN network, we evaluated the remaining useful lives of our Network and base station equipment co-located at iDEN sites identified by Sprint to be decommissioned. We concluded that, for certain of the Network and base station equipment at these sites, it is not likely that we would continue to operate our equipment at the current location once Sprint decommissions its site and therefore, we determined the useful lives of the Network and base station equipment at these sites should be accelerated beginning in the first quarter of 2012 from a weighted-average remaining useful life of approximately 5 years to approximately 1 - 2 years based on the expected date of decommissioning. We will continue to monitor the estimated useful lives of our network assets as our plans continue to evolve. Any further adjustments to those lives would likely result in increased depreciation expense in future periods.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Results of Operations
The following table sets forth operating data for the periods presented (in thousands, except percentages).

			Percentage Change
	Three Months Ended March 31,
	2012	2011
Revenues:
Retail revenues	$204,810	$175,241	16.9%
Wholesale revenues	117,821	60,895	93.5%
Other revenues	8	672	(98.8)%
Total revenues	322,639	236,808	36.2%
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	263,790	240,145	9.8%
Selling, general and administrative expense	142,655	214,864	(33.6)%
Depreciation and amortization	177,973	182,474	(2.5)%
Spectrum lease expense	79,708	74,821	6.5%
Loss from abandonment of network and other assets	80,400	171,862	(53.2)%
Total operating expenses	744,526	884,166	(15.8)%
Operating loss	(421,887)	(647,358)	34.8%
Other income (expense):
Interest income	264	840	(68.6)%
Interest expense	(136,686)	(119,920)	(14.0)%
Loss on derivative instruments	(4,862)	(26,781)	(81.8)%
Other income (expense), net	(13,268)	290	N/M
Total other income (expense), net	(154,552)	(145,571)	(6.2)%
Loss from continuing operations before income taxes	(576,439)	(792,929)	27.3%
Income tax benefit (provision)	15,413	(231)	N/M
Net loss from continuing operations	(561,026)	(793,160)	29.3%
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	378,972	576,283	(34.2)%
Net loss from continuing operations attributable to Clearwire Corporation	(182,054)	(216,877)	16.1%
Net loss from discontinued operations attributable to Clearwire Corporation	231	(10,078)	102.3%
Net loss attributable to Clearwire Corporation	$(181,823)	$(226,955)	19.9%
Revenues

Retail revenues are primarily generated from subscription and modem lease fees for our 4G and Pre-4G services, as well as from sales of 4G devices and fees for other services such as email and VoIP. Wholesale revenues are primarily generated from service fees for our 4G services.

The $29.6 million increase in retail revenues for the three months ended March 31, 2012 compared to the same period in 2011 is due primarily to growth in subscribers and an increase in equipment revenues as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model. Our ending retail subscribers increased from 1.2 million at March 31, 2011 to 1.3 million at March 31, 2012. As we currently do not expect to expand into additional markets, we expect retail revenues to remain relatively consistent with the amount recognized in 2011.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Recognition of wholesale revenue during the three months ended March 31, 2012 compared to the same period in the prior year in 2011 changed from usage-based pricing to fixed pricing. Under the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. Of the amount due, $900.0 million will be recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million will be recorded as an offset to the interest cost associated with the promissory note. Wholesale revenue of $117.8 million during the three months ended March 31, 2012 primarily represents the current period straight-line recognition of the $900.0 million due from Sprint.

Wholesale revenue of $60.9 million during the three months ended March 31, 2011 comprised of usage-based fees received from our wholesale partners, primarily Sprint. Wholesale revenue during the three months ended March 31, 2011 was based upon minimal wholesale rate inputs due to the fact that issues around pricing for the wholesale transactions with Sprint were resolved subsequent to the end of the quarter. Had the amendments to the wholesale agreement with Sprint signed in April 2011 been in effect as of March 31, 2011, our pro forma wholesale revenues for the first quarter of 2011 would have increased by an additional $16.1 million due to usage during the quarter. See the Pro Forma Reconciliation for further information.

Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three months ended March 31, 2012 and 2011, wholesale revenue recorded attributable to Sprint comprised approximately 36% and 25% of total revenues, respectively, and substantially all of our wholesale revenues. Due to the significance of wholesale revenue from Sprint to total revenues for the three months ended March 31, 2012 and the impact of changing from usage-based pricing to fixed pricing agreed to in the November 2011 4G MVNO Amendment, we currently expect total wholesale revenues for 2012 to be less than that recognized in 2011. Therefore, in order to grow our revenues beyond the fixed fees for WiMAX services in 2012 and 2013 provided in the November 2011 4G MVNO Amendment, we are focusing our efforts on deploying our LTE network and leveraging that network to add new wholesale partners and to generate usage-based revenue from Sprint under the November 2011 4G MVNO Amendment.
Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs primarily includes tower and network costs, provision of excessive and obsolete equipment, cost of goods sold and cost of services. Tower costs including rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites. Cost of goods sold include the cost of customer premise equipment sold to subscribers, and cost of services include, among other things, costs incurred to provide 3G wireless services to our dual-mode customers.

The change in Cost of goods and services and network costs during the three months ended March 31, 2012 as compared to the same period in 2011 resulted primarily from an increase in the provision for excessive and obsolete equipment. The provision for excessive and obsolete equipment was $58.7 million for the three months ended March 31, 2012 compared to $6.5 million for the same period in 2011 driven primarily by an increase in the provision for network equipment not required to support our network deployment plans or sparing requirements which was identified as we solidified our LTE network architecture.

Partially offsetting the increase in the provision for excessive and obsolete equipment was a decrease in tower and network costs and cost of services. For the three months ended March 31, 2012, we incurred approximately $167.1 million in tower and network costs, compared to $180.6 million in the prior year. The decrease is primarily due to a decrease in the number of tower leases resulting from termination activities undertaken as a result of our cost savings initiatives in 2011.

Additionally, for the three months ended March 31, 2012, we incurred approximately $1.8 million in cost of services, compared to $11.1 million in the prior year. The decrease is primarily due to a reduction in the costs to provide 3G wireless services as we curtailed the sale of dual-mode devices in 2011.

In 2012, we expect costs of goods sold to increase as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model. We expect tower and network costs needed to operate our existing network, excluding

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

the impact of charges related to recognition of cease-to-use liabilities, if any, to remain consistent with the level of costs incurred in the first quarter of 2012. With the deployment of our LTE network, we expect network costs to increase slightly.
Selling, General and Administrative Expense

Selling, general and administrative, which we refer to as SG&A, expenses include all of the following: costs associated with advertising, public relations, promotions and other market development programs; facilities costs; third-party professional service fees; customer care; sales commissions; bad debt expense; property and other operating taxes; and administrative support activities, including executive, finance and accounting, IT, legal, human resources, treasury and other shared services.

The decrease in SG&A expenses for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to lower general and administrative expenses resulting from workforce reductions and the impact of our outsourcing arrangement with Teletech, as well as lower sales and marketing expenses due to our cost containment efforts. . Additionally, our recent shift to a no contract retail offering and the resulting revision of our existing commission arrangements, resulted in lower commission expense. During the three months ended March 31, 2012 compared to the same period in 2011, employee costs decreased $43.5 million, or 55.1%, commissions costs decreased $11.3 million, or 47.8% and marketing and advertising costs decreased $4.5 million, or 14.0%.

We expect total SG&A expense to decrease in 2012 as compared to 2011 as we continue to experience the effects of our cost containment measures, as well as the workforce reductions that commenced in November 2010 and continued in 2011. However, we expect expenses to increase during the first half of 2012 as compared to the fourth quarter of 2011 as we incur advertising costs to continue to support the launch of our new no contract retail offering.
Depreciation and Amortization

Depreciation and amortization expense primarily represents depreciation recorded on PP&E and amortization of intangible assets. The decrease during the three months ended March 31, 2012 as compared to the same period in 2011 is primarily a result of a decrease in the amount of leased customer premise equipment, which we refer to as CPE, subject to depreciation as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model. This decrease was partially offset by an increase in depreciation beginning in March 2012 on Network and base station equipment co-located at iDEN sites which Sprint plans to decommission, as further discussed above in "Critical Accounting Policies and Estimates".

We expect depreciation and amortization in 2012 to increase slightly as compared with 2011 due to the change in estimated useful lives of the Network and base station equipment co-located at iDEN sites which Sprint plans to decommission, partially offset by a decrease in depreciation and amortization as the amount of leased CPE subject to depreciation continues to decline.

Spectrum Lease Expense

Total spectrum lease expense recorded was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Spectrum lease payments	$43,293	$40,073
Non-cash spectrum lease expense	22,199	21,115
Amortization of spectrum leases	14,216	13,633
Total spectrum lease expense	$79,708	$74,821

Total spectrum lease expense increased $4.9 million for the three months ended March 31, 2012 as compared to the same period in 2011 as a result of the renewal of spectrum leases held by us at higher rates.

While we do not expect to add a significant number of new spectrum leases in 2012, we do expect our spectrum lease expense to increase. As we renew the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Loss from Abandonment of Network and Other Assets

We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. During the three months ended March 31, 2012, we solidified our LTE network architecture, including identifying the first approximately 5,000 sites at which we expect to deploy LTE technology.  As a result, we evaluated the costs included in construction in progress in conjunction with those network deployment plans.  Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture were abandoned and the related costs written down.  This assessment resulted in the write-downs of network equipment and cell site development costs of $80.0 million during the three months ended March 31, 2012.

During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of our prior build plans in early 2011 and due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE, alongside mobile WiMAX, in areas of expected high usage concentration, we decided to abandon certain projects that no longer fit within management's strategic network plans. During the three months ended March 31, 2011, we incurred approximately $26.1 million for the abandonment of network projects that no longer met management's strategic network plans.

Additionally, in connection with our cost savings initiatives, we identified, evaluated and terminated certain unutilized tower leases that no longer fit within management's deployment plan, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of $145.4 million for the three months ended March 31, 2011.

As we continue to revise our business plans in response to changes in our strategy, our commitment under the November 2011 4G MVNO Amendment and funding availability, additional assets could be identified for abandonment, for which there could be associated write-downs.
Interest Expense
Interest expense recorded was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Senior secured notes	$100,548	$92,277
Second-priority secured notes	15,254	15,897
Exchangeable notes	20,437	20,799
Vendor financing notes	735	923
Capital lease obligations	1,886	2,258
Total interest expense on debt	138,860	132,154
Less: capitalized interest	(2,174)	(12,234)
Total interest expense	$136,686	$119,920

	Three Months Ended March 31,
	2012	2011
Interest coupon (1)	$128,672	$121,541
Accretion of debt discount and amortization of debt premium, net	10,188	10,613
Capitalized interest	(2,174)	(12,234)
Total interest expense	$136,686	$119,920

(1)	For the three months ended March 31, 2012, includes $2.5 million of coupon interest relating to Exchangeable Notes which was settled in the non-cash Exchange Transaction.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

The increase in interest expense and interest coupon for the three months ended March 31, 2012 as compared to the same period in 2011 is due to the addition of $300.0 million of 2016 Senior Secured Notes in January 2012. In addition, the amount of interest capitalized during the period declined due to the substantial completion of our WiMAX network build in early 2011.

As a result of the issuance of an additional $300.0 million of 2016 Senior Secured Notes in January 2012, we expect interest cost to increase in 2012 relative to 2011. However, we also expect the amount of interest capitalized to increase as we begin to deploy LTE technology on our network.
Loss on Derivative Instruments

In connection with the issuance of the exchangeable notes in December 2010, we recognized derivative liabilities relating to the exchange options embedded in those notes, which we refer to as the Exchange Options. The change in estimated fair value of the Exchange Options is required to be recognized in earnings during the period. For the three months ended March 31, 2012, we recorded a loss of $4.9 million for the change in estimated fair value of the Exchange Options compared to a loss of $26.8 million for the three months ended March 31, 2011.

We expect the gain (loss) on derivative instruments to fluctuate significantly in 2012 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as stock price and volatility. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Stock Price Risk.
Income Tax Benefit (Provision)

The resulting income tax benefit for the three months ended March 31, 2012 compared to the income tax provision for the same period in 2011 is due to a deferred tax benefit recorded to reflect the effect of the post-change net operating losses generated in 2012 deemed to be realizable up to the reversing temporary differences. The increase to the deferred tax asset caused a decrease in the net deferred liability for our continuing operations.

We currently plan to sell or otherwise dispose of our operations in Spain and Belgium. If successful, certain intercompany loans related to our international operations will likely be considered uncollectible for federal income tax purposes and, as a result, there would likely be an increase to the deferred tax liability of our discontinued operations of up to approximately $165.0 million along with a corresponding deferred tax expense for our discontinued operations.

Other Income (Expense), net

Other expense, net for the three months ended March 31, 2012 is primarily composed of the loss of $10.1 million recorded in connection with the repurchase of $100.0 million in aggregate principal amount of our exchangeable notes in March 2012 using the proceeds from the sale of an equivalent amount of Class A Common Stock.

Net Income (Loss) from Discontinued Operations Attributable to Clearwire Corporation

The net income (loss) from discontinued operations attributable to Clearwire Corporation represents our portion of the total net income (loss) from discontinued operations. The net income from discontinued operations attributable to Clearwire Corporation for the three months ended March 31, 2012 as compared to the net loss from discontinued operations attributable to Clearwire Corporation in the same period in 2011 is due primarily to Clearwire Corporation's share of the net gain realized from the sale of our operations in Germany during the three months ended March 31, 2012. Clearwire Corporation's share of this gain, which was included as discontinued operations, was approximately $4.0 million for the three months ended March 31, 2012. During the same period in 2011, the net loss from discontinued operations attributable to Clearwire Corporation included Clearwire Corporation's share of impairment charges of approximately $7.4 million related to assets in our international subsidiaries.

Pro Forma Reconciliation

The unaudited pro forma condensed consolidated statement of operations that follows is presented for informational purposes only and should not be taken as representative of the future consolidated results of operations of Clearwire Corporation, which

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

we refer to as Clearwire or the Company.

The following unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2011 were prepared using the unaudited condensed consolidated statement of operations of Clearwire for the three months ended March 31, 2011. The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with the separate historical financial statements and accompanying notes thereto.

The pricing provisions agreed to in the April 18, 2011 amendment of the 4G MVNO agreement with Sprint were applicable from and after January 1, 2011. However, in accordance with generally accepted accounting principles in the United States applicable to revenue recognition, our first quarter 2011 results did not reflect the additional revenues due to us as a result of the amendments contained in this agreement which was signed on April 18, 2011. During the second quarter of 2011, we recognized revenue of approximately $16.1 million attributable to services provided in the first quarter of 2011. Had the agreement been in effect as of March 31, 2011, our pro forma revenues for the first quarter of 2011 would have increased by $16.1 million, and the pro forma Net loss from continuing operations attributable to Clearwire Corporation would have decreased by $4.0 million ($0.02 per share).

The following table provides a reconciliation from the as reported results to the pro forma results for the three months ended March 31, 2011 (in thousands):

	Three Months Ended March 31, 2011
	Amounts as reported	Adjustments(1)	Pro Forma amounts
Revenues:
Retail revenue	$175,241	$—	$175,241
Wholesale revenue	60,895	16,079	76,974
Other revenue	672	—	672
Total revenues	236,808	16,079	252,887
Total expenses	(1,029,968)	—	(1,029,968)
Net loss from continuing operations	(793,160)	16,079	(777,081)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	576,283	(12,087)	564,196
Net loss from continuing operations attributable to Clearwire Corporation	(216,877)	3,992	(212,885)
Net loss from discontinued operations attributable to Clearwire Corporation	(10,078)	—	(10,078)
Net loss attributable to Clearwire Corporation	$(226,955)	$3,992	$(222,963)
Net loss from continuing operations attributable to Clearwire Corporation per Class A common share:
Basic	$(0.89)		$(0.87)
Diluted	$(0.89)		$(0.87)
Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.93)		$(0.91)
Diluted	$(0.93)		$(0.91)

(1) Wholesale revenue adjustment reflects the additional revenue resulting from computation of first quarter 2011 revenue using the usage-based pricing agreed to in the April 18, 2011 agreement.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	3/31/2012	3/31/2011
Net cash provided by (used in) operating activities	$65,651	$(246,954)
Net cash used in investing activities	(926,987)	(802,228)
Net cash provided by (used in) financing activities	287,500	(929)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,269)	227
Total net decrease in cash and cash equivalents	(576,105)	(1,049,884)
Cash and cash equivalents at beginning of period	893,744	1,233,562
Cash and cash equivalents at end of period	317,639	183,678
Less: cash and cash equivalents of discontinued operations at end of period	7,505	1,745
Cash and cash equivalents of continuing operations at end of period	$310,134	$181,933
Operating Activities

Net cash provided by operating activities increased $312.6 million for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to higher cash collections from our primary wholesale partner, Sprint, and receipt of $150.0 million under a promissory note issued by us to Sprint. While we generated cash from operating activities in the first quarter of 2012, we do not expect our operations to generate cumulative positive cash flows during the next twelve months.
Investing Activities

During the three months ended March 31, 2012, net cash used in investing activities increased $124.8 million as compared to the same period in 2011. This change is due primarily to a $362.4 million increase in net maturities, year over year, of available-for-sale securities which are invested in short-term investments consisting principally of United States Government and Agency Issues, which was partially offset by a decrease of approximately $249.4 million in cash paid for property, plant and equipment. During 2011 our focus had been on maintenance and operational performance of the networks. With our intended deployment of a high capacity LTE network primarily in densely populated urban areas, we anticipate that capital expenditures will increase in 2012 compared to 2011.
Financing Activities

Net cash provided by financing activities increased $288.4 million for the three months ended March 31, 2012 as compared to the same period in 2011 due primarily to the receipt of proceeds of $294.8 million from the issuance of the 2016 Senior Secured Notes in January 2012.
Contractual Obligations

The contractual obligations of our continuing operations presented in the table below represent our estimates of future cash payments under fixed contractual obligations and commitments as of March 31, 2012. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual cash payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of March 31, 2012 (in thousands):

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long-term debt obligations	$4,420,052	$15,896	$27,182	$3,247,724	$1,129,250
Interest payments on long-term debt obligations(1)	3,418,463	504,723	1,021,046	666,029	1,226,665
Operating lease obligations(2)	1,819,252	266,453	735,503	441,249	376,047
Operating lease payments for assumed renewal periods(2)(3)	8,586,910	443	67,817	372,039	8,146,611
Spectrum lease obligations	6,222,370	130,290	347,135	351,742	5,393,203
Spectrum service credits and signed spectrum agreements	106,927	6,049	6,396	6,396	88,086
Capital lease obligations(4)	105,798	9,416	26,535	19,201	50,646
Purchase agreements(5)	211,018	115,978	80,087	8,200	6,753
Total	$24,890,790	$1,049,248	$2,311,701	$5,112,580	$16,417,261
____________________________________

(1)	Includes $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)
Includes executory costs of $53.0 million. Amounts include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives.

(3)	Amounts include lease payments for assumed renewal periods where renewal is likely.

(4)	Payments include $41.4 million representing interest.

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
Interest Rate Risk
Our primary interest rate risk is associated with our variable rate vendor financing notes. An increase in 3-month LIBOR would increase our interest expense and change cashflows on our variable rate vendor financing notes. At March 31, 2012, we had $43.3 million aggregate principal outstanding of variable rate vendor financing notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $327,000.
We have long-term fixed-rate debt with a book value of $4.16 billion and $64.4 million of long-term fixed-rate capital lease obligations outstanding at March 31, 2012. While changes in interest rates or our credit spread impact the fair value of this fixed rate debt, there is no impact to earnings and cash flows as the rate paid does not change if interest rates or credit spreads change. We expect to hold the debt to maturity or, in the case of the exchangeable notes, to December 2017, unless market and other factors are favorable. The exchangeable notes, with a carrying value of $448.7 million at March 31, 2012, have a maturity of 2040; however, it is likely the notes would be held no longer than December 1, 2017, the date that we have the option to redeem the exchangeable notes at par and the noteholders may require us to repurchase the exchangeable notes at par.
We also have cash equivalents and investments that may expose us to interest rate risk. A decline in interest rates decreases interest earned from our investments. Our cash equivalents and investment portfolio have a weighted average maturity of 4 months and a market yield of 0.12% as of March 31, 2012. Due to the current market yield, a further decline in interest rates would have an insignificant impact on earnings.
Stock Price Risk

The Exchange Options embedded in the exchangeable notes constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock's volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of $18.7 million or a gain of $9.8 million, respectively. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $12.4 million or a gain of $8.9 million, respectively.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk as it relates to our international operations. We currently do not hedge our currency exchange rate risk and, as such, we are exposed to fluctuations in the value of the United States dollar against other currencies. Our international subsidiaries and equity investees generally use the currency of the jurisdiction in which they reside, or local currency, as their functional currency. Assets and liabilities are translated at exchange rates in effect as of the balance sheet date and the resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates during the reporting period. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded as discontinued operations in the consolidated statements of operations. The fluctuation of foreign currency exchange rates did not have a material impact on our consolidated financial statements.
Credit Risk

At March 31, 2012, we held available-for-sale short-term investments with a fair value, carrying value and cost of $1.12 billion, comprised of United States Government and United States Agency securities. We regularly review the carrying value of our short-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The majority of our short-term investments at March 31, 2012 were concentrated in United States Treasury and United States Agency securities. We believe the overall credit quality of our short-term investments is strong.

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
During the first quarter of fiscal 2012, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
We are involved in legal proceedings that are described in Note 13, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 1A.	Risk Factors

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and (ii) the risk factors set forth below, which supplement and modify the risk factors set forth in our Form 10-K.

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
We currently depend on original equipment manufacturers, which we refer to as OEMs, to continue to develop and produce mobile WiMAX equipment and subscriber devices that will operate on our network, and on Intel and other manufacturers to cause mobile WiMAX chipsets to be embedded into laptops and other computing devices. While we have deployed our mobile WiMAX technology in launched markets covering approximately 131.6 million people in the United States as of March 31, 2012, we cannot be assured that vendors will continue to develop and produce new mobile WiMAX subscriber devices in the long term as substantially all of our competitors deploy alternative technologies on their networks.
Additionally, the development of the mobile WiMAX ecosystem, including the adoption of mobile WiMAX by other companies and the availability of mobile WiMAX devices, has not occurred as quickly or extensively as we expected. Other competing technologies, including LTE and HSPA+, have been developed and are gaining increasing market acceptance. With the current launches of LTE networks by Verizon Wireless Inc., which we refer to as Verizon Wireless, and AT&T Inc., which we refer to as AT&T, along with Sprint’s recent announcement that it plans to deploy LTE on its own network and certain payments from Sprint depending on our LTE network buildout, we now believe that the development and growth of the WiMAX ecosystem will be hindered and the future demand for our mobile WiMAX services appears to be limited. We believe that going forward the development of end user devices by suppliers will focus on LTE devices, which in turn, will result in greater numbers of LTE devices becoming available at lower prices, due to the increasing number of service providers relying on LTE. This may allow the providers of LTE to achieve greater economies of scale than providers of WiMAX, making it less expensive for those providers to offer their products and services to subscribers. Also, as LTE becomes more commercially available, and LTE devices become more prevalent, it is likely that our current wholesale partners as well as potential future wholesale partners will desire or demand an LTE network for their subscribers, and we will need to deploy LTE technology to meet those demands, or risk losing those partners or potential partners and the corresponding revenue.
Due to these developments, we now believe we need to deploy LTE on our network, alongside our current mobile WiMAX technology, to remain competitive and to generate sufficient revenues for our business. Such deployment will result in substantial additional costs and risks to us, and we anticipate that our capital expenditures will substantially increase in 2012. The additional risks involved in adding LTE to our network include, the timing of deployment of our LTE network which will depend on our vendors’ ability to meet our planned timelines and our ability to integrate our network with Sprint's network, the costs we incur in deploying our LTE network which could be substantially higher than we expect if we are unable to secure equipment or services from vendors on the terms we expect or if we encounter other unexpected problems with our vendors or with the deployment, whether our competitors could offer LTE technology at a faster rate or more efficiently than us, the possibility of customer service disruptions during the deployment process, the fact that deployment to a new technology could be more difficult than we expect, and how successful we will be in obtaining customers for our new network. Additionally, pursuant to the November 2011 4G MVNO Amendment, Sprint has agreed to pay us up to $350.0 million for future LTE services, but the amounts and nature of the prepayment is subject to various conditions, including LTE deployment build targets and certain network specifications. Failure to meet those conditions, or delays in our ability to do so, could result in a decrease, or loss, of the prepayments and could require us to seek even more additional capital from other sources to fund our LTE deployment. Costs of such deployment include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the deployment of the new technology.
Additionally, we continue to face other uncertainties regarding our current mobile WiMAX network. We may discover unanticipated costs associated with maintaining our mobile WiMAX network or delivering services we must offer in order to remain competitive. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Clearwire Class A Common Stock Repurchases
Clearwire Class A Common Stock repurchases in the period follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	—	$—	—	—
February 1 to February 29, 2012	317	$2.36	—	—
March 1 to March 31, 2012	252	$2.12	—	—
Total	569	$2.25	—	—
The shares indicated in the above table relate to a repurchase by us of shares inadvertently issued and sold in connection with a restricted stock unit award for the account of a terminated employee.

Item 6 - Exhibits

EXHIBIT INDEX

4.1
Indenture, dated January 27, 2012, by and among the Issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 14.75% First-Priority Senior Notes due 2016 (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation's Form 8-K filed February 2, 2012).

4.2	Form of 14.75% First-Priority Senior Notes due 2016 (as set forth in Exhibit A to the Notes Indenture filed as Exhibit 4.1 to Clearwire Corporation's Form 8-K filed February 2, 2012).
4.3
Other Pari Passu Lien Secured Party Consent, dated January 27, 2012, by and among the Issuers, the guarantors party thereto and Wilmington Trust, National Association, as collateral agent (Incorporated herein by reference to Exhibit 4.3 to Clearwire Corporation's Form 8-K filed February 2, 2012).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
.

CLEARWIRE CORPORATION

Date: April 27, 2012	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer