Form 10-K/A
period 2011-12-31
Clearwire Corp /DE
filed 2012-07-27
CIK 1442505

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K/A
For The Fiscal Year Ended December 31, 2011
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Clearwire Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 16, 2012 (the “Original Filing”) is to refile Exhibit 10.61, which include changes to the redactions in the exhibit, as compared to the version previously filed, made in response to comments received from the staff of the Securities and Exchange Commission. No other changes or updates are being made to the Original Filing.

i

CLEARWIRE CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K/A
For The Fiscal Year Ended December 31, 2011

Page
PART IV
Item 15.	Exhibits and Financial Statement Schedules	X
	Signatures	X

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements
The consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b)	Exhibit Listing
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of July 27, 2012.
.

CLEARWIRE CORPORATION

/s/ Erik Prusch
Erik Prusch
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

21.1	List of subsidiaries (Incorporated herein by reference to Exhibit 21.1 to Clearwire Corporation's Form 10-K filed February 16, 2012).
23.1	Consent of Deloitte & Touche LLP (Incorporated herein by reference to Exhibit 23.1 to Clearwire Corporation's Form 10-K filed February 16, 2012).
31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes Oxley Act of 2002.
32.1
Certification of Chief Executive Officer required by Section 906 of the Sarbanes Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.1 to Clearwire Corporation's Form 10-K filed February 16, 2012).

32.2
Certification of Chief Financial Officer required by Section 906 of the Sarbanes Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.2 to Clearwire Corporation's Form 10-K filed February 16, 2012).

101.INS	XBRL Instance Document (Incorporated herein by reference to Exhibit 101.INS to Clearwire Corporation's Form 10-K filed February 16, 2012).
101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated herein by reference to Exhibit 101.SCH to Clearwire Corporation's Form 10-K filed February 16, 2012).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated herein by reference to Exhibit 101.CAL to Clearwire Corporation's Form 10-K filed February 16, 2012).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated herein by reference to Exhibit 101.DEF to Clearwire Corporation's Form 10-K filed February 16, 2012).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated herein by reference to Exhibit 101.LAB to Clearwire Corporation's Form 10-K filed February 16, 2012).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated herein by reference to Exhibit 101.PRE to Clearwire Corporation's Form 10-K filed February 16, 2012).

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