Form 10-Q
period 2012-06-30
Clearwire Corp /DE
filed 2012-07-27
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
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

The number of shares outstanding of the registrant's Class A common stock as of July 24, 2012, was 542,094,806. The number of shares outstanding of the registrant's Class B common stock as of July 24, 2012 was 917,116,026.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$238,542	$891,929
Short-term investments	971,603	215,655
Restricted cash	2,178	1,000
Accounts receivable, net of allowance of $4,638 and $5,542	92,661	83,660
Inventory	18,320	23,832
Prepaids and other assets	84,399	71,083
Total current assets	1,407,703	1,287,159
Property, plant and equipment, net	2,546,440	3,014,277
Restricted cash	8,528	7,619
Spectrum licenses, net	4,270,531	4,298,254
Other intangible assets, net	32,765	40,850
Other assets	150,080	157,797
Assets of discontinued operations (Note 18)	23,772	36,696
Total assets	$8,439,819	$8,842,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,979	$157,172
Other current liabilities	206,350	122,756
Total current liabilities	363,329	279,928
Long-term debt, net	4,243,473	4,019,605
Deferred tax liabilities, net	143,128	152,182
Other long-term liabilities	879,314	719,703
Liabilities of discontinued operations (Note 18)	22,768	25,196
Total liabilities	5,652,012	5,196,614
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 shares authorized; 542,060 and 452,215 shares outstanding	54	45
Class B common stock, par value $0.0001, 1,400,000 shares authorized; 917,116 and 839,703 shares outstanding	91	83
Additional paid-in capital	2,891,678	2,714,634
Accumulated other comprehensive income	2,077	2,793
Accumulated deficit	(1,945,458)	(1,617,826)
Total Clearwire Corporation stockholders’ equity	948,442	1,099,729
Non-controlling interests	1,839,365	2,546,309
Total stockholders’ equity	2,787,807	3,646,038
Total liabilities and stockholders’ equity	$8,439,819	$8,842,652
See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$316,932	$322,611	$639,571	$559,419
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	224,426	433,363	488,216	673,508
Selling, general and administrative expense	137,693	178,232	280,348	393,096
Depreciation and amortization	184,566	169,640	362,539	352,114
Spectrum lease expense	81,190	76,620	160,898	151,441
Loss from abandonment of network and other assets	317	376,350	80,717	548,212
Total operating expenses	628,192	1,234,205	1,372,718	2,118,371
Operating loss	(311,260)	(911,594)	(733,147)	(1,558,952)
Other income (expense):
Interest income	533	689	797	1,529
Interest expense	(138,656)	(128,617)	(275,342)	(248,537)
Gain on derivative instruments	10,663	115,279	5,801	88,498
Other income (expense), net	(283)	1,937	(13,551)	2,227
Total other expense, net	(127,743)	(10,712)	(282,295)	(156,283)
Loss from continuing operations before income taxes	(439,003)	(922,306)	(1,015,442)	(1,715,235)
Income tax benefit (provision)	7,976	(17,464)	23,389	(17,695)
Net loss from continuing operations	(431,027)	(939,770)	(992,053)	(1,732,930)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	287,848	779,245	666,820	1,355,528
Net loss from continuing operations attributable to Clearwire Corporation	(143,179)	(160,525)	(325,233)	(377,402)
Net loss from discontinued operations attributable to Clearwire Corporation (Note 18)	(2,630)	(8,213)	(2,399)	(18,291)
Net loss attributable to Clearwire Corporation	$(145,809)	$(168,738)	$(327,632)	$(395,693)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.28)	$(0.65)	$(0.67)	$(1.53)
Diluted	$(0.32)	$(0.98)	$(0.75)	$(1.79)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.29)	$(0.68)	$(0.68)	$(1.61)
Diluted	$(0.33)	$(1.01)	$(0.76)	$(1.87)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss:
Net loss from continuing operations	$(431,027)	$(939,770)	$(992,053)	$(1,732,930)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	287,848	779,245	666,820	1,355,528
Net loss from continuing operations attributable to Clearwire Corporation	(143,179)	(160,525)	(325,233)	(377,402)
Net loss from discontinued operations	(7,451)	(32,919)	(6,408)	(73,607)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	4,821	24,706	4,009	55,316
Net loss from discontinued operations attributable to Clearwire Corporation	(2,630)	(8,213)	(2,399)	(18,291)
Net loss attributable to Clearwire Corporation	(145,809)	(168,738)	(327,632)	(395,693)
Other comprehensive income (loss):
Unrealized foreign currency gains during the period	1,177	801	400	4,819
Unrealized investment holding gains (losses) during the period	117	(667)	(81)	3,788
Less: reclassification adjustment of foreign currency gains to net loss from continuing operations	(1,478)	—	(3,242)	—
Other comprehensive income (loss)	(184)	134	(2,923)	8,607
Less: non-controlling interests in other comprehensive income (loss) of consolidated subsidiaries	290	(67)	2,207	(6,443)
Other comprehensive income (loss) attributable to Clearwire Corporation	106	67	(716)	2,164
Comprehensive loss:
Comprehensive loss	(438,662)	(972,555)	(1,001,384)	(1,797,930)
Less: non-controlling interests in comprehensive loss of consolidated subsidiaries	292,959	803,884	673,036	1,404,401
Comprehensive loss attributable to Clearwire Corporation	$(145,703)	$(168,671)	$(328,348)	$(393,529)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(992,053)	$(1,732,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(24,289)	17,047
Non-cash gain on derivative instruments	(5,801)	(88,498)
Accretion of discount on debt	20,167	20,854
Depreciation and amortization	362,539	352,114
Amortization of spectrum leases	26,760	26,748
Non-cash rent expense	104,647	109,619
Loss on property, plant and equipment (Note 5)	153,425	769,273
Other non-cash activities	26,298	12,204
Changes in assets and liabilities:
Inventory	4,463	7,212
Accounts receivable	(19,050)	(16,033)
Prepaids and other assets	645	(3,708)
Prepaid spectrum licenses	(2,283)	(3,942)
Deferred revenue	155,406	61,352
Accounts payable and other liabilities	4,628	(83,994)
Net cash used in operating activities of continuing operations	(184,498)	(552,682)
Net cash provided by (used in) operating activities of discontinued operations	4,237	(16,268)
Net cash used in operating activities	(180,261)	(568,950)
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(47,540)	(335,212)
Purchases of available-for-sale investments	(1,247,147)	(857,035)
Disposition of available-for-sale investments	492,953	607,222
Other investing activities	(4,918)	20,868
Net cash used in investing activities of continuing operations	(806,652)	(564,157)
Net cash provided by (used in) investing activities of discontinued operations	59	(2,533)
Net cash used in investing activities	(806,593)	(566,690)
Cash flows from financing activities:
Principal payments on long-term debt	(12,867)	(17,439)
Proceeds from issuance of long-term debt	300,000	—
Debt financing fees	(6,205)	(1,148)
Proceeds from issuance of common stock	58,468	3,619
Net cash provided by (used in) financing activities of continuing operations	339,396	(14,968)
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	339,396	(14,968)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,633)	(2,533)
Net decrease in cash and cash equivalents	(649,091)	(1,153,141)
Cash and cash equivalents:
Beginning of period	893,744	1,233,562
End of period	244,653	80,421
Less: cash and cash equivalents of discontinued operations at end of period	6,111	1,656
Cash and cash equivalents of continuing operations at end of period	$238,542	$78,765
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$249,892	$236,292
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$13,465	$38,365
Fixed asset purchases financed by long-term debt	$117	$9,792
Non-cash financing activities:
Vendor financing obligations	$(117)	$(1,897)
Capital lease obligations	$—	$(7,895)
Class A common stock issued for repayment of long-term debt	$88,456	$—
Repayment of long-term debt through issuances of Class A common stock	$(88,456)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

Six Months Ended June 30, 2012 and 2011

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
Balances at December 31, 2010	243,544	$24	743,481	$74	$2,221,110	$2,495	$(900,493)	$4,546,788	$5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(377,402)	(1,355,528)	(1,732,930)
Net loss from discontinued operations	—	—	—	—	—	—	(18,291)	(55,316)	(73,607)
Other comprehensive income	—	—	—	—	—	2,164	—	6,443	8,607
Surrender of Class B common stock	—	—	(77,413)	(8)	—	—	—		(8)
Issuance of common stock, net of issuance costs, and other capital transactions	4,770	1	—	—	19,843	—	—	(16,562)	3,282
Share-based compensation and other transactions	—	—	—	—	3,095	—	—	8,169	11,264
Balances at June 30, 2011	248,314	$25	666,068	$66	$2,244,048	$4,659	$(1,296,186)	$3,133,994	$4,086,606

Balances at December 31, 2011	452,215	$45	839,703	$83	$2,714,634	$2,793	$(1,617,826)	$2,546,309	$3,646,038
Net loss from continuing operations	—	—	—	—	—	—	(325,233)	(666,820)	(992,053)
Net loss from discontinued operations	—	—	—	—	—	—	(2,399)	(4,009)	(6,408)
Other comprehensive loss	—	—	—	—	—	(716)	—	(2,207)	(2,923)
Issuance of common stock, net of issuance costs, and other capital transactions	89,845	9	77,413	8	168,204	—	—	(37,481)	130,740
Share-based compensation and other transactions	—	—	—	—	8,840	—	—	3,573	12,413
Balances at June 30, 2012	542,060	$54	917,116	$91	$2,891,678	$2,077	$(1,945,458)	$1,839,365	$2,787,807

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2012 and 2011 do not necessarily indicate the results that may be expected for the full year.

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. As of June 30, 2012, we offered our services in 88 markets in the United States covering an estimated 136 million people, including an estimated 134 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for primarily all of our wholesale revenues to date, and offers services in each of our 4G markets. In addition to Sprint and our other existing wholesale partners, we have also recently entered into wholesale arrangements with Simplexity, FreedomPop, Leap Wireless, and Jolt Mobile. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses, and seeking additional capital for our current business and the development of our network.

Over the long term, we will need to expand our revenue base by increasing sales to our existing wholesale partners and by adding additional wholesale partners with substantial offload data capacity needs. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators in the United States as their next generation wireless technology. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position, which includes approximately 160 MHz of spectrum on average in the 100 largest markets in the United States, to offer offload data capacity to existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
As of June 30, 2012, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for at least the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the ongoing impact of our cost containment efforts, the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the agreement signed with them in November 2011, which we refer to as the November 2011 4G MVNO Amendment (See Note 17, Related Party Transactions, for further information) and other wholesale partners, and the cash we expect to spend under our current LTE deployment plans. We do not expect our operations to generate cumulative positive cash flows during the next twelve months. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business. Also, we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.
If we are unable to raise sufficient additional capital to meet our funding needs on acceptable terms in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail businesses to meet our obligations over the long term, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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
Revenue Recognition - We primarily earn revenue by providing access to our high-speed wireless networks. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. Sprint, our largest wholesale

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

customer, accounts for primarily all of our wholesale revenue to date, and comprises approximately 36% of total revenues during the three and six months ended June 30, 2012.
Revenue consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Retail revenue	$199,156	$190,583	$403,966	$365,824
Wholesale revenue	117,560	131,522	235,381	192,417
Other revenue	216	506	224	1,178
Total revenues	$316,932	$322,611	$639,571	$559,419

In November 2011, we entered into the November 2011 4G MVNO Amendment with Sprint under which, among other things, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint in January 2012. Of the amount due, $900.0 million is being recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million is being recorded as an offset to the interest cost associated with the promissory note. See Note 17, Related Party Transactions, for further information on the provisions of this agreement. Wholesale revenue for the three and six months ended June 30, 2012 is comprised of the current period portion of the revenue recognized on a straight-line basis from the November 2011 4G MVNO Amendment. For 2011, the majority of our wholesale revenues were derived from our agreement with Sprint signed in April 2011. Under that agreement, revenues were earned as Sprint utilized our network, with usage-based pricing that included volume discounts. In addition to revenues earned during that period, wholesale revenues for the second quarter of 2011 included revenue of approximately $16.1 million attributable to services provided in the first quarter of 2011, and approximately $12.8 million of a $28.2 million settlement amount which relates to wholesale services provided in 2010.
The following accounting policies were adopted in the six months ended June 30, 2012:
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
In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income, which was subsequently revised in December 2011. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the new accounting guidance on January 1, 2012 which resulted in reporting the components of comprehensive loss in the Consolidated Statements of Comprehensive Loss, rather than in the Consolidated Statements of Stockholders' Equity, as previously reported.

3.	Charges Resulting from Cost Savings Initiatives

In connection with our ongoing cost savings initiatives, since the beginning of 2011, a total of approximately 5,800 unutilized tower leases have either been terminated or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with this lease termination initiative, we incurred lease termination costs and recognized a cease-to-use tower lease liability based on the remaining lease rentals (including contractual rent escalations) for leases subject to termination actions, reduced by estimated sublease rentals that could be reasonably obtained. In addition to charges related to payment of lease termination costs, during the second quarter of 2012, based on sublease activity to date, we eliminated the remaining estimated sublease rental income from the liability computation and fully incorporated contractual rent escalations resulting in an increase to the liability of approximately $25.0 million. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accrued a liability for such costs. See Note 5, Property, Plant and Equipment, for a description of the write down of costs for projects classified as construction in progress related to the above leases.

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs(1)	Employee Termination Costs	Other Exit Costs(4)	Total
Costs incurred and charged to expense during:
Three months ended June 30, 2011	$14,901	$3,763	$1,075	$19,739
Three months ended June 30, 2012	34,331	256	—	34,587
Six months ended June 30, 2011	16,962	8,257	1,075	26,294
Six months ended June 30, 2012	45,794	458	—	46,252
Cumulative cost incurred to date(2)	$202,646	$20,356	$420	$223,422

Accrued liability as of December 31, 2011	$164,403	$1,597	$—	$166,000
Net costs incurred, excluding non-cash credits	45,794	458	—	46,252
Cash and share payments	(30,520)	(1,664)	—	(32,184)
Accrued liability as of June 30, 2012(3)	$179,677	$391	$—	$180,068

(1)
Lease and other contract termination costs for the three and six months ended June 30, 2011 includes non-cash credits of $2.4 million and $41.8 million, respectively, representing the reversal of deferred rent balances at the cease-use date, while the costs for the three and six months ended June 30, 2012 includes $4.4 million and $4.7 million, respectively, of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term.

(2)	Based on current estimates, total costs for these activities are not expected to be significantly different from those incurred to date.

(3)
$2.3 million is recorded within Accounts payable and accrued expenses, $50.1 million is recorded as Other current liabilities and $127.6 million is recorded as Other long-term liabilities on the condensed consolidated balance sheets.

(4)	In the fourth quarter of 2011, an adjustment was recorded to reduce other exit costs by $655,000.

For the three and six months ended June 30, 2012, $31.9 million and $42.8 million, respectively were recorded as Cost of goods and services and network costs and $2.6 million and $3.5 million, respectively, were recorded as Selling, general and administrative expenses. For the three and six months ended June 30, 2011, $14.4 million and $16.5 million, respectively, were recorded as Cost of goods and services and network costs and $5.3 million and $9.8 million, respectively, were recorded as Selling, general and administrative expenses.

4.	Investments
Investments as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012				December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$971,656	$19	$(72)	$971,603	$215,627	$36	$(8)	$215,655
We owned Auction Market Preferred securities issued by a monoline insurance company which were perpetual and did not have a final stated maturity. Our Auction Market Preferred securities were fully written down and had no carrying value at December 31, 2011. During the first quarter of 2012, we sold the Auction Market Preferred securities and recorded a gain of $3.3 million to Other income (expense), net on the condensed consolidated statements of operations representing the total proceeds received. We no longer own any collateralized debt obligations or Auction Market Preferred securities.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.	Property, Plant and Equipment
Property, plant and equipment, which we refer to as PP&E, as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Useful	June 30, 2012	December 31, 2011
	Lives (Years)
Network and base station equipment	5 -15	$3,370,054	$3,350,696
Customer premise equipment	2	62,412	82,545
Furniture, fixtures and equipment	3-5	480,918	450,254
Leasehold improvements	Lesser of useful life or lease term	40,661	46,435
Construction in progress	N/A	98,839	262,761
		4,052,884	4,192,691
Less: accumulated depreciation and amortization		(1,506,444)	(1,178,414)
		$2,546,440	$3,014,277

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Supplemental information (in thousands):
Capitalized interest	$1,239	$2,305	$3,413	$14,539
Depreciation expense	$179,959	$164,067	$353,326	$340,968
We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At June 30, 2012 and December 31, 2011, we have recorded capital lease assets with an original cost of $81.2 million within Network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at June 30, 2012 included $20.7 million of costs related to completing network projects not yet placed in service, $62.0 million of network and base station equipment not yet assigned to a project and $16.1 million of costs related to information technology, which we refer to as IT, and other corporate projects.
Charges associated with Property, plant and equipment

We assess our assets classified as PP&E and evaluate for losses related to (1) shortage, or loss incurred in deploying such equipment, (2) reserve for excessive and obsolete equipment not yet deployed in the network, and (3) abandonment of network and corporate projects no longer expected to be deployed. In addition to charges incurred in the normal course of business, this assessment includes evaluating the impact of changes in our business plans and strategic network plans on those assets.
During the six months ended June 30, 2012, we solidified our LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment.  Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture, were abandoned and the related costs written down.  In addition, any network equipment not required to support our network deployment plans or sparing requirements were also written down to estimated salvage value.
During the six months ended June 30, 2011, in connection with our plan to deploy LTE alongside our existing WiMAX network and the shift in management's strategic network deployment plans to focus on areas with high usage concentration, any projects that no longer fit within the deployment plans were abandoned and the related costs were written down to salvage value. Additionally, in connection with our cost savings initiatives, we continually review our tower leases and evaluate whether such towers fit within management's deployment plans. In connection therewith, certain tower leases have been terminated, and when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such terminations were written down. See Note 3, Charges Resulting from Cost Savings Initiatives, for a discussion of the costs associated with lease terminations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We incurred the following charges associated with PP&E for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Abandonment of network projects no longer meeting strategic network plans	$182	$235,064	$80,153	$261,169
Abandonment of network projects associated with terminated leases	—	79,293	—	224,742
Abandonment of corporate projects	135	61,993	564	62,301
Total loss from abandonment of network and other assets	317	376,350	80,717	548,212
Charges for disposal and differences between recorded amounts and results of physical counts(1)(2)	8,560	16,830	17,265	17,364
Charges for excessive and obsolete equipment(1)	5,492	197,768	55,443	203,697
Total losses on property, plant and equipment	$14,369	$590,948	$153,425	$769,273

(1)    Included in Cost of goods and services and network costs on the condensed consolidated statements of operations.

(2)
For the three and six months ended June 30, 2012, $3.0 million and $5.2 million, respectively, is included in Selling, general and administrative expense on the condensed consolidated statements of operations.

During the first quarter of 2012, as a result of Sprint's announcement that it plans to decommission its iDEN network, we evaluated the remaining useful lives of our Network and base station equipment co-located at iDEN sites identified by Sprint to be decommissioned. We concluded that, for certain of the Network and base station equipment at these sites, it is not likely that we would continue to operate our equipment at the current location once Sprint decommissions its site. Therefore, we determined the useful lives of the Network and base station equipment at these sites should be accelerated beginning in the first quarter of 2012 from a weighted-average remaining useful life of approximately 5 years to approximately 1 - 2 years based on the expected date of decommissioning. We will continue to monitor the estimated useful lives of our network assets as our plans continue to evolve. Any further adjustments to those lives would likely result in increased depreciation expense in future periods.

6.	Spectrum Licenses
Owned and leased spectrum licenses as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	$3,101,783	$—	$3,101,783	$3,098,983	$—	$3,098,983
Spectrum leases and prepaid spectrum	1,364,907	(208,892)	1,156,015	1,364,907	(181,033)	1,183,874
Pending spectrum and transition costs	12,733	—	12,733	15,397	—	15,397
Total spectrum licenses	$4,479,423	$(208,892)	$4,270,531	$4,479,287	$(181,033)	$4,298,254

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$13,093	$13,664	$27,888	$27,846

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2012, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2012	$28,130
2013	54,669
2014	54,221
2015	53,630
2016	52,793
Thereafter	912,572
Total	$1,156,015

We expect that all renewal periods in our spectrum leases will be renewed by us, and the costs to renew to be immaterial.

7.	Other Intangible Assets
Other intangible assets as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

		June 30, 2012			December 31, 2011
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	7 years	$108,275	$(78,467)	$29,808	$108,275	$(70,894)	$37,381
Trade names and trademarks	5 years	3,804	(2,725)	1,079	3,804	(2,346)	1,458
Patents and other	10 years	3,257	(1,379)	1,878	3,228	(1,217)	2,011
Total other intangibles		$115,336	$(82,571)	$32,765	$115,307	$(74,457)	$40,850

As of June 30, 2012, the future amortization of other intangible assets is expected to be as follows (in thousands):

2012	$8,116
2013	12,302
2014	7,737
2015	3,871
2016	326
Thereafter	413
Total	$32,765

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Supplemental Information (in thousands):
Amortization expense	$4,056	$5,024	$8,114	$10,048

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable and accrued expenses:
Accounts payable	$63,312	$65,285
Accrued interest	42,879	39,980
Salaries and benefits	16,028	29,075
Business and income taxes payable	19,483	15,304
Other accrued expenses	15,277	7,528
Total accounts payable and accrued expenses	156,979	157,172
Other current liabilities:
Derivative instruments	889	8,240
Deferred revenues(1)	117,756	36,691
Current portion of long-term debt	27,141	26,474
Cease-to-use lease liability (2)	50,141	45,645
Other	10,423	5,706
Total other current liabilities	206,350	122,756
Total	$363,329	$279,928
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred rents associated with tower and spectrum leases	$632,152	$555,838
Cease-to-use liability (2)	127,599	117,000
Deferred revenue(1)	75,549	1,207
Other	44,014	45,658
Total	$879,314	$719,703

(1)    See Note 17, Related Party Transactions, for further detail regarding deferred revenue balances with related parties.

(2)	See Note 3, Charges Resulting from Cost Savings Initiatives, for further information.

9.	Income Taxes

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

10.	Long-term Debt, Net
Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(31,706)	$2,915,788
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(175,587)	453,663
Vendor Financing Notes(3)	LIBOR based(2)	6.24%	2014/2015	38,126	(54)	38,072
Capital lease obligations(3)				63,091	—	63,091
Total debt, net				$4,477,961	$(207,347)	4,270,614
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(27,141)
Total long-term debt, net						$4,243,473
_______________________________________

(1)	Represents weighted average effective interest rate based on quarter-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $117,000 at June 30, 2012.
(3)    As of June 30, 2012, par amount of approximately $101.1 million is secured by assets classified as Network and base station equipment.
(4)    Included in Other current liabilities on the consolidated balance sheets.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(35,272)	$2,912,222
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(209,259)	519,991
Vendor Financing Notes(3)	LIBOR based(2)	6.19%	2014/2015	48,379	(103)	48,276
Capital lease obligations(3)				65,590	—	65,590
Total debt, net				$4,290,713	$(244,634)	4,046,079
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(26,474)
Total long-term debt, net						$4,019,605
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	As of December 31, 2011, par amount of approximately $114.0 million is secured by assets classified as Network and base station equipment.

(4)	Included in Other current liabilities on the consolidated balance sheets.
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

Exchangeable Notes Transaction  — During the first quarter of 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, which we refer to as the Exchange Transaction, pursuant to which Clearwire issued 38.0 million shares of Clearwire's Class A common stock, which we refer to as Class A Common Stock, for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and Clearwire Communications repurchased $100.0 million in aggregate principal amount of its 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes, for a total price equal to the Purchase Price. Clearwire used the proceeds of the sale of the Class A Common Stock to contribute to Clearwire Communications to allow it to retire $100.0 million in aggregate principal amount of its Exchangeable Notes, plus accrued but unpaid interest, held by the institutional investors. Due to the significant discount resulting from the recognition of the exchange options as a separate derivative liability upon the issuance of the Exchangeable Notes, extinguishment of the Exchangeable Notes in the Exchange Transaction resulted in a loss of $10.1 million recorded in Other income (expense), net on the condensed consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future Payments — For future payments on our long-term debt see Note 13, Commitments and Contingencies.
Interest Expense — Interest expense included in our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest coupon(1)	$129,916	$120,681	$258,588	$242,222
Accretion of debt discount and amortization of debt premium, net(2)	9,979	10,241	20,167	20,854
Capitalized interest	(1,239)	(2,305)	(3,413)	(14,539)
	$138,656	$128,617	$275,342	$248,537
_______________________________________

(1)	During the six months ended June 30, 2012, includes $2.5 million of coupon interest relating to Exchangeable Notes which was settled in the non-cash Exchange Transaction.

(2)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the condensed consolidated balance sheets.

11.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. As a result of the Exchange Transaction, $100.0 million in par value of the Exchange Notes were retired and the related Exchange Options, with a notional amount of 14.1 million shares, were settled at fair value. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 88.9 million and 103.0 million shares at June 30, 2012 and December 31, 2011, respectively, and mature in 2040. See Note 10, Long-term Debt, Net, for further information on the Exchange Transaction.
We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our condensed consolidated statements of operations. At June 30, 2012 and December 31, 2011, the Exchange Options’ estimated fair value of $889,000 and $8.2 million, respectively, was reported in Other current liabilities on our condensed consolidated balance sheets. For the three months ended June 30, 2012 and 2011, we recognized gains of $10.7 million and $115.4 million, respectively, from the changes in the estimated fair value in Gain on derivative instruments in our condensed consolidated statements of operations. For the six months ended June 30, 2012 and 2011, we recognized gains of $5.8 million and $88.6 million, respectively, from the changes in the estimated fair value in Gain on derivative instruments in our condensed consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility used in computing the fair value of the Exchange Options at June 30, 2012 and December 31, 2011 of 40% is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility at June 30, 2012 could result in a loss of $2.7 million, or a gain of $889,000, respectively.
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at June 30, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$238,542	$—	$—	$238,542
Short-term investments	$575,960	$395,643	$—	$971,603
Other assets — derivative warrant assets	$—	$—	$212	$212
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(889)	$(889)
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$891,929	$—	$—	$891,929
Short-term investments	$215,655	$—	$—	$215,655
Other assets — derivative warrant assets	$—	$—	$209	$209
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(8,240)	$(8,240)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended June 30, 2012 (in thousands):

	April 1, 2012	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	June 30, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at June 30, 2012
Other assets:
Derivatives	$214	$—	$(2)	(1)	$—	$212	$3
Other current liabilities:
Derivatives	(11,554)	—	10,665	(1)	—	(889)	6,222
_____________________________________

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended June 30, 2011 (in thousands):

	April 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	June 30, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at June 30, 2011
Long-term investments:
Other debt securities	$19,697	$—	$—		$(1,176)	$18,521	$—
Other assets:
Derivatives	292	90	(83)	(1)	—	299	(83)
Other current liabilities:
Derivatives	(194,673)	—	115,362	(1)	—	(79,311)	88,581
______________________________________

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2012 (in thousands):

	January 1, 2012	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	June 30, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at June 30, 2012
Other assets:
Derivatives	$209	$—	$3	(1)	$—	$212	$3
Other current liabilities:
Derivatives	(8,240)	1,553	5,798	(1)	—	(889)	6,222
______________________________________

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the six months ended June 30, 2011 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	June 30, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at June 30, 2011
Long-term investments:
Other debt securities	$15,251	$—	$—		$3,270	$18,521	$—
Other assets:
Derivatives	292	90	(83)	(1)	—	299	(83)
Other current liabilities:
Derivatives	(167,892)	—	88,581	(1)	—	(79,311)	88,581
______________________________________

(1)	Included in Gain on derivative instruments in the condensed consolidated statements of operations.
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
The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes - 2015	$2,915,788	$2,651,692	$2,912,222	$2,799,820
Senior Secured Notes - 2016	$300,000	$292,125	$—	$—
Second-Priority Secured Notes	$500,000	$402,917	$500,000	$425,000
Exchangeable Notes(1)	$453,663	$398,471	$519,991	$446,134
Vendor Financing Notes	$38,072	$35,107	$48,276	$44,133
_______________________________________

(1)
Carrying value as of June 30, 2012 and December 31, 2011 is net of $175.6 million and $209.3 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of June 30, 2012, are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter, including all renewal periods
Long-term debt obligations	$4,414,870	$10,597	$21,207	$6,040	$2,947,776	$300,000	$1,129,250
Interest payments on long-term debt obligations(1)	3,249,001	256,011	511,049	509,995	509,868	156,163	1,305,915
Operating lease obligations(2)	1,722,619	167,226	386,445	347,979	270,426	179,624	370,919
Operating lease payments for assumed renewal periods(2)	7,673,117	164	7,312	36,322	112,867	197,471	7,318,981
Spectrum lease obligations	6,180,468	82,791	169,790	178,538	173,245	178,939	5,397,165
Spectrum service credits and signed spectrum agreements	103,676	1,901	3,402	3,402	3,402	3,402	88,167
Capital lease obligations(3)	102,684	6,299	12,791	13,744	11,279	7,922	50,649
Purchase agreements	185,209	82,169	70,216	17,871	6,301	1,899	6,753
Total	$23,631,644	$607,158	$1,182,212	$1,113,891	$4,035,164	$1,025,420	$15,667,799
_____________________________________

(1)	Includes $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $52.3 million.

(3)	Payments include $39.6 million representing interest.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Spectrum lease payments	$48,849	$48,101	$92,142	$88,174
Non-cash spectrum lease expense	19,797	15,404	41,996	36,519
Amortization of spectrum leases	12,544	13,115	26,760	26,748
Total spectrum lease expense	$81,190	$76,620	$160,898	$151,441
Operating lease expense	$139,856	$135,624	$258,930	$274,172

Operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased sites, including towers and rooftop locations, and office space. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Operating leases generally have initial terms of five to seven years with multiple renewal options for additional five-year terms totaling between 20 and 25 years. Operating lease obligations in the table above include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives described in Note 3, Charges Resulting from Cost Savings Initiatives. Operating lease payments for assumed renewal periods include the expected renewal periods for those leases where renewal is likely. During the first quarter of 2012, Sprint announced that it plans to decommission its iDEN network. As additional information was obtained from Sprint regarding the specific sites they intended to decommission, we revised our estimates regarding the assumed renewal periods relating to those sites. The effect of this change in estimate will be reflected in Cost of goods and services and network costs prospectively over the remaining expected term of the commitment.
Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2012. Charges may apply if these commitments are not satisfied. These charges are included in operating lease obligations in the table above.

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at June 30, 2012 was approximately 22 years, including renewal terms.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and six months ended June 30, 2012 we satisfied $600,000 and $1.7 million, respectively, related to these commitments. During the three and six months ended June 30, 2011 we satisfied $784,000 and $3.1 million, respectively. The maximum remaining commitment at June 30, 2012 is $103.5 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

Purchase agreements - Included in the table above are purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable. The table above also includes other obligations we have that include minimum purchase commitments with certain suppliers over time for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services.
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
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any ETFs paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. On May 23, 2012, the Washington Supreme Court issued a decision holding that an ETF is a permissible alternative performance provision. The Court of Appeals has stayed the matter. The parties have agreed to settle the lawsuit. The settlement is pending execution of an agreement and preliminary court approval. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The parties stipulated to allow a Fifth Amended Complaint, which has not yet been filed. The evidentiary hearing and the matter are stayed until August 30, 2012. The parties mediated on June 14-15, 2012, and settlement negotiations are ongoing. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements. This case is in the early stages of litigation and its outcome is unknown.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, which we refer to as Concepcion, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. The parties have agreed to settle the lawsuit. The settlement is pending execution of an agreement and preliminary court approval. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. The parties have agreed to settle the lawsuit. The settlement is pending execution of an agreement and preliminary court approval. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.

Indemnification agreements— We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the condensed consolidated balance sheets for any indemnification agreements, because they are neither probable nor estimable.

14.	Share-Based Payments
As of June 30, 2012, there were 34,148,683 shares available for grant under the Clearwire Corporation 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, performance based RSUs

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional share grants will be granted under the Clearwire Corporation 2007 Stock Compensation Plan or the Clearwire Corporation 2003 Stock Option Plan.
Restricted Stock Units
We grant RSUs and performance-based RSUs to certain officers and employees under the 2008 Plan. RSUs generally have performance and service requirements or service requirements only, with vesting periods ranging from 2 to 4 years. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price. Performance-based RSUs awarded in 2012 have 1 to 2 year performance periods and were granted once the performance objectives were established during the first quarter of 2012.
A summary of the RSU activity from January 1, 2012 through June 30, 2012 is presented below:

	Restricted Stock Units		Weighted- Average Grant Price
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
Restricted stock units outstanding — January 1, 2012	—	10,749,723	$—	$4.79
Granted	6,524,830	17,085,448	1.99	2.27
Forfeited	—	(1,109,210)	—	3.78
Vested	—	(3,449,753)	—	4.20
Restricted stock units outstanding — June 30, 2012	6,524,830	23,276,208	1.99	$2.97
As of June 30, 2012, we have total unrecognized compensation cost of approximately $45.3 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
For the three and six months ended June 30, 2012, we used a forfeiture rate of 12.0% in determining compensation expense for RSUs.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of option activity from January 1, 2012 through June 30, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding — January 1, 2012	4,560,751	$13.98
Granted	—	—
Forfeited	(57,796)	8.97
Exercised	—	—
Options outstanding — June 30, 2012	4,502,955	$14.04
Vested and expected to vest —June 30, 2012	4,479,074	$14.09
Exercisable outstanding — June 30, 2012	4,228,715	$14.61
The total unrecognized share-based compensation costs related to non-vested stock options outstanding at June 30, 2012

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was approximately $199,000 and is expected to be recognized over a weighted average period of approximately nine months.
For the three and six months ended June 30, 2012, we used a forfeiture rate of 10.1% in determining compensation expense for options.
Share-based compensation expense recognized for all plans for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options	$49	$823	$115	$464
RSUs	7,035	4,081	12,298	10,727
Sprint Equity Compensation Plans	—	—	—	73
	$7,084	$4,904	$12,413	$11,264
During the three months ended June 30, 2012 and 2011, we reversed $507,000 and $13.3 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that have been recognized but not yet earned. During the six months ended June 30, 2012 and 2011, we reversed $1.6 million and $20.8 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that have been recognized but not yet earned. Reversals recorded in the three and six months ended June 30, 2011 include the amounts reversed related to the transition of certain employees to Ericsson Inc., which we refer to as Ericsson, in the second quarter of 2011.

15.	Stockholders’ Equity

The following table lists the voting interests in Clearwire as of June 30, 2012:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	—	—	705,359,348	76.9%	705,359,348	48.3%
Comcast	—	—	88,504,132	9.7%	88,504,132	6.1%
Time Warner Cable	—	—	46,404,782	5.1%	46,404,782	3.2%
Bright House	—	—	8,474,440	0.9%	8,474,440	0.6%
Intel	28,432,066	5.2%	65,644,812	7.2%	94,076,878	6.4%
Eagle River	30,922,958	5.7%	2,728,512	0.3%	33,651,470	2.3%
Other Shareholders	482,705,268	89.1%	—	—	482,705,268	33.1%
	542,060,292	100.0%	917,116,026	100.0%	1,459,176,318	100.0%
_______________________________________

(1)	The holders of Class B Common Stock hold an equivalent number of Class B Common Interests.
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
During the second quarter of 2011, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire. During the quarter ended June 30, 2012, Sprint exercised its right to revoke the surrender of the 77.4 million shares of Class B Common Stock relinquished in June 2011. The Class B Common Stock was reissued to Sprint on June 8, 2012. This transaction did not impact Sprint's economic interest in the Company, which it holds through its ownership of Class B Common Interests. At June 30, 2012, Sprint's economic interest in Clearwire and its subsidiaries is equal to its voting interest and is

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately 48.3% percent.
During the second quarter of 2012 we also entered into a sales agreement, which we refer to as the Sales Agreement, with Cantor Fitzgerald & Co., which we refer to as CF&Co, pursuant to which we may offer and sell shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent. Subject to the terms and conditions of the Sales Agreement, CF&Co will use its commercially reasonable efforts to sell shares of Class A Common Stock on our behalf on a daily basis or as otherwise agreed by us and CF&Co. We will designate the parameters by which CF&Co will sell shares of Class A Common Stock on our behalf, including the total number of shares of Class A Common Stock to be issued, the time period during which sales are requested to be made, any limitation on the number of shares of Class A Common Stock that may be sold in any one trading day and any minimum price below which sales may not be made. We and CF&Co each have the right, by giving written notice as specified in the Sales Agreement, to terminate the Sales Agreement in each party's sole discretion at any time. We will pay CF&Co a commission equal to 2.0% of the gross sales price per share of Class A Common Stock sold under the Sales Agreement. We have also agreed to reimburse CF&Co for certain of its expenses as set forth in the Sales Agreement and to indemnify CF&Co against certain liabilities. As of June 30, 2012, we have sold 48.4 million shares of Class A Common Stock under the Sales Agreement for net proceeds of $58.5 million.
During the first quarter of 2012, Google Inc., which we refer to as Google, sold 29.4 million shares of Class A Common Stock. This represented their entire position in the Company.
During the first quarter of 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, pursuant to which Clearwire issued shares of Class A Common Stock for an aggregate price of $83.5 million, the proceeds of which was used to repurchase $100.0 million in aggregate principal amount of its Exchangeable Notes, plus accrued but unpaid interest thereon to, but excluding, March 22, 2012, held by the institutional investors. The price per share was determined based upon the daily volume weighted average price of our Class A Common Stock on the NASDAQ Global Select Market for the five trading days commencing March 15, 2012, subject to a minimum price and a maximum price per share. The total number of shares issued was equal to the quotient obtained by dividing the Purchase Price by the price per share, and was 38.0 million shares.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.	Net Loss Per Share

Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(431,027)	$(939,770)	$(992,053)	$(1,732,930)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	287,848	779,245	666,820	1,355,528
Net loss from continuing operations attributable to Class A Common Stockholders	(143,179)	(160,525)	(325,233)	(377,402)
Net loss from discontinued operations attributable to Class A Common Stockholders	(2,630)	(8,213)	(2,399)	(18,291)
Net loss attributable to Class A Common Stockholders	$(145,809)	$(168,738)	$(327,632)	$(395,693)
Weighted average shares Class A Common Stock outstanding	507,927	246,631	483,377	245,516
Net loss per share from continuing operations	$(0.28)	$(0.65)	$(0.67)	$(1.53)
Net loss per share from discontinued operations	(0.01)	(0.03)	(0.01)	(0.08)
Net loss per share	$(0.29)	$(0.68)	$(0.68)	$(1.61)
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
Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of diluted net loss per share for the three months ended June 30, 2011 on an "if converted" basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Option and interest expense on the Exchangeable Notes were reversed for the period.
For the three and six months ended June 30, 2012 and the six months ended June 30, 2011, shares issuable upon the conversion of the Exchangeable Notes were excluded in the computation of diluted net loss per share as their inclusion would have been antidilutive.
Net loss per share attributable to holders of Class A Common Stock on a diluted basis is calculated based on the following information (in thousands, except per share amounts):

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss from continuing operations attributable to Class A Common Stockholders	$(143,179)	$(160,525)	$(325,233)	$(377,402)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(287,848)	(779,245)	(666,820)	(1,355,528)
Tax adjustment resulting from dissolution of Clearwire Communications	(6,403)	(8,008)	(15,782)	(18,373)
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	—	(95,089)	—	—
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of Exchangeable Notes	(437,430)	(1,042,867)	(1,007,835)	(1,751,303)
Net loss from discontinued operations available to Class A Common Stockholders	(2,630)	(8,213)	(2,399)	(18,291)
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	(4,821)	(24,706)	(4,009)	(55,316)
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(7,451)	(32,919)	(6,408)	(73,607)
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	$(444,881)	$(1,075,786)	$(1,014,243)	$(1,824,910)
Weighted average shares Class A Common Stock outstanding	507,927	246,631	483,377	245,516
Weighted average shares converted from Class B Common Stock outstanding	859,269	717,960	849,486	730,650
Weighted average shares converted from the Exchangeable Notes	—	103,001	—	—
Total weighted average shares Class A Common Stock outstanding (diluted)	1,367,196	1,067,592	1,332,863	976,166
Net loss per share from continuing operations	$(0.32)	$(0.98)	$(0.75)	$(1.79)
Net loss per share from discontinued operations	(0.01)	(0.03)	(0.01)	(0.08)
Net loss per share	$(0.33)	$(1.01)	$(0.76)	$(1.87)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Exchangeable Notes conversion shares	88,877	—	94,620	103,001
Stock options	4,513	9,879	4,527	12,569
Restricted stock units	30,718	15,123	24,953	15,012
Warrants (1)	375	9,879	921	13,821
	124,483	34,881	125,021	144,403
_____________________________________
(1) On March 12, 2012, 1.4 million warrants expired.
We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.	Related Party Transactions
We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Google, Comcast, Time Warner Cable, Bright House, Eagle River, and Ericsson, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$85,312	$78,282
Prepaid assets and other assets	$3,072	$2,229
Accounts payable and accrued expenses	$4,218	$4,736
Other current liabilities	$93,056	$13,953
Other long-term liabilities	$112,912	$35,147

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$116,929	$130,355	$234,320	$191,375
Cost of goods and services and network costs (inclusive of capitalized costs) (1)	$40,077	$31,267	$75,484	$71,986
Selling, general and administrative (inclusive of capitalized costs)	$11,169	$5,097	$22,402	$7,530
_____________________________________
(1) The amounts presented for the three and six months ended June 30, 2011 reflect the inclusion of $5.6 million and $13.9 million, respectively, of non-cash rents related to leases with Sprint.
Rollover Notes — In connection with the issuance of the 2015 Senior Secured Notes on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes. From time to time, other related parties may hold our debt, and as debtholders, would be entitled to receive interest payments from us.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owns the largest interest in Clearwire with an effective voting and economic interest of approximately 48.3%, and Intel, Comcast, Time Warner Cable, Bright House and Eagle River collectively own voting and economic interest in Clearwire of approximately 18.6%.
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
Sprint Wholesale relationship
Under the November 2011 4G MVNO Amendment, Sprint Spectrum will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint on January 3, 2012, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note has an aggregate principal amount of $150.0 million and bears interest

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of 11.5% per annum with an aggregate principal amount of $75.0 million maturing on January 2, 2013, and the remaining $75.0 million principal amount maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the 4G MVNO Agreement, as amended. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it is treated as deferred revenue for accounting purposes, and associated interest costs is being recorded as a reduction to the $925.9 million payable by Sprint for unlimited WiMAX service in calendar years 2012 and 2013.
As part of the November 2011 4G MVNO Amendment, we also agreed to usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012, and the elimination of device minimum fees after 2011. We also agreed that Sprint Spectrum may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
Subject to the satisfaction of certain network build-out conditions, Sprint agreed to prepay us up to another $350.0 million in installments once certain milestones are achieved, for future services to be provided to Sprint over our LTE network. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets by June 30, 2013, or if we fail to meet certain network specifications. We also agreed to collaborate with Sprint on LTE network design, architecture and deployment, including site selection, and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices to roam on our LTE network, including laptop cards and smartphones, in 2013. The November 2011 4G MVNO Amendment also provides for additional conditions on any sale of core spectrum assets necessary to operate our WiMAX and LTE networks and also allows Sprint Spectrum an opportunity to make offers to purchase our excess spectrum in the event that we propose to sell such spectrum, subject to our right to decline such offers.
In addition to the $150.0 million received from Sprint relating to the Sprint Promissory Note in January 2012, for the three and six months ended June 30, 2012 we received $150.0 million and $226.6 million, respectively, from Sprint for 4G broadband wireless services. For the three and six months ended June 30, 2011, we received $193.9 million and $225.5 million, respectively, from Sprint for 4G broadband services. As of June 30, 2012 and December 31, 2011 we had $164.5 million and $10.5 million, respectively, of deferred revenue included in the Other current liabilities and Other long-term liabilities representing the unused portion of the settlement amount for outstanding disputes related to prior usage that have not yet been recognized. At June 30, 2012, those balances also include the outstanding principal and accrued interest related to the Sprint Promissory Note. Amounts due for usage are recognized in Accounts receivable as the related services are provided. As of June 30, 2012 and December 31, 2011, $83.7 million and $76.6 million, respectively, were recorded in Accounts receivable relating to Sprint. During the three and six months ended June 30, 2012, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access, which we refer to as CDMA, and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the three and six months ended June 30, 2012, we paid $1.2 million and $2.6 million, respectively, to Sprint for 3G wireless services provided by Sprint to us. For the three and six months ended June 30, 2011, we paid $5.5 million and $14.2 million, respectively, to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. Either party may terminate the lease by providing a 30 day notice of termination. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the three and six months ended June 30, 2012, we made rent payments under this agreement of $13.9 million, and $28.2 million, respectively. During the three and six months ended June 30, 2011, we made rent payments under this

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

agreement of $14.2 million and $28.6 million, respectively.
Master Agreement for Network Services — In November 2008, we entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but can be extended for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Investors that contain commitments that extend up to five years.
Ericsson, Inc — Ericsson provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our Board of Directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the three and six months ended June 30, 2012, we paid $19.4 million and $38.8 million, respectively, to Ericsson for network management services. For the three and six months ended June 30, 2011, we paid $837,000 to Ericsson for network management services.

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

During the six months ended 2012, we completed the sale of the operations in Germany and Belgium for total expected proceeds of approximately $18.9 million. We have received approximately half of the expected proceeds and expect to receive the remainder by March 2013. In connection with the sale transactions, we have also extended a loan of approximately $900,000 to one of the purchasers and obtained an option to utilize the proceeds from repayment of the loan to obtain a 10% equity interest in the purchaser at the maturity of the loan in April 2019. During the six months ended June 30, 2012, we recognized a gain of approximately $11.0 million, net of taxes and the reclassification of cumulative translation adjustments of $92,000 and $3.2 million, respectively, in Net loss from discontinued operations.

We expect the dispositions of the remaining operations to be completed during 2012. If we are unable to sell these operations on terms acceptable to us, we may pursue other alternatives which may result in additional costs to terminate existing contractual commitments. On May 31, 2012, we entered into a pre-insolvency procedure in Spain relating to our operations there which will allow us until September 30, 2012 to either try and restructure our debt, complete a sale of the operations or begin insolvency proceedings.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information for discontinued operations is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$2,471	$5,485	$6,731	$10,703

Loss from discontinued operations before income taxes	$(7,542)	$(38,036)	$(6,316)	$(78,630)
Income tax benefit (provision)	91	5,117	(92)	5,023
Net loss from discontinued operations	(7,451)	(32,919)	(6,408)	(73,607)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	4,821	24,706	4,009	55,316
Net loss from discontinued operations attributable to Clearwire Corporation	$(2,630)	$(8,213)	$(2,399)	$(18,291)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$6,111	$1,815
Prepaid and other assets	780	1,739
Total current assets	6,891	3,554
Property, plant and equipment, net	8,404	10,351
Spectrum licenses, net	7,079	19,313
Other assets	1,398	3,478
Total assets of discontinued operations	$23,772	$36,696
Liabilities
Other current liabilities	$5,457	$8,930
Other long-term liabilities	17,311	16,266
Total liabilities of discontinued operations	$22,768	$25,196

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.
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

Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. As of June 30, 2012, we offered our services in 88 markets in the United States covering an estimated 136 million people, including an estimated 134 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for primarily all of our wholesale sales to date, and offers services in each of our 4G markets. In addition to Sprint and our other existing wholesale partners, we have also recently entered into wholesale arrangements with Simplexity, FreedomPop, Leap Wireless, and Jolt Mobile. We ended the quarter with approximately 1.3 million retail and 9.6 million wholesale subscribers. Under an amendment of the 4G MVNO agreement with Sprint signed in November 2011, which we refer to as the November 2011 4G MVNO Amendment, which provides for unlimited WiMAX service to Sprint retail customers in exchange for fixed payments in 2012 and 2013, fluctuations in the wholesale subscriber base will not necessarily correlate to wholesale revenue.We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses, and seeking additional capital for our current business and to continue the development of our network.

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
We believe that, as the demand for mobile broadband services continues its rapid growth, Sprint and other service providers will find it difficult, if not impossible, to satisfy their customers' demands with their existing spectrum holdings. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position, which includes approximately 160 MHz of spectrum on average in the 100 largest markets in the United States, to offer offload data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
We plan to overlay up to 8,000 of our existing Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX, sites with Time Division Duplex LTE, which we refer to as TDD-LTE, over 20 MHz-wide channels. Phase-one of the overlay includes sites focused primarily in densely populated urban areas where we currently experience

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues.
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

Liquidity and Capital Resource Requirements

During the six months ended June 30, 2012, we incurred $992.1 million of net losses from continuing operations. We utilized $184.5 million of cash from operating activities of continuing operations and spent $47.5 million of cash on capital expenditures in the improvement and maintenance of our existing networks and for the deployment of our LTE network.

As of June 30, 2012, we had available cash and short-term investments of approximately $1.21 billion. On January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications LLC, which we refer to as Clearwire Communications, of $300.0 million aggregate principal amount of 14.75% first-priority senior secured notes due 2016, which we refer to as 2016 Senior Secured Notes, at an issue price of 100%. On March 15, 2012, we entered into securities purchase agreements with certain institutional investors, pursuant to which we sold shares of Clearwire Corporation Class A common stock, which we refer to as Class A Common Stock, for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and in connection with the sale, Clearwire Communications repurchased $100.0 million in aggregate principal amount of our 8.25% exchangeable notes due 2040, which we refer to as Exchangeable Notes, for a total price equal to the Purchase Price.

On May 4, 2012, we entered into a sales agreement with Cantor Fitzgerald & Co., which we refer to as CF&Co, pursuant to which we may offer and sell shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent. As of June 30, 2012, we received net proceeds of approximately $58.5 million related to this agreement.

Under the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. We also expect to receive the final $10.7 million in prepayments from Sprint by October 2012, which will be applied against re-wholesaling revenue in 2012 and 2013, usage-based LTE revenue and usage-based WiMAX revenue in 2014 and thereafter.

As of June 30, 2012, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for at least the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the ongoing impact of our cost containment efforts, the cash we expect to receive for our mobile WiMAX services from our retail business, from Sprint under the November 2011 4G MVNO Amendment and from other wholesale partners, and the cash we expect to spend under our current LTE deployment plans. If our business fails to perform as we expect, or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business. Also, we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.

The amount of additional capital we will need beyond the next 12 months, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. The major factors determining the amount of additional capital we require will be the amount of cash we receive from Sprint for our services, beyond their minimum commitment amounts specified in the November 2011 4G MVNO Amendment, the amount of wholesale revenues we receive from our existing wholesale partners other than Sprint and our ability to secure commitments from new wholesale partners with significant data capacity needs that generate substantial revenues for us. Each will primarily depend on whether our construction of an LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our WiMAX network beyond 2013. Other factors include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance. Additionally, any delays in the

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

deployment of our planned LTE network, such as those that would occur if our vendors are unable to meet our planned timelines or we are unable to integrate with Sprint's network in a timely manner, delays in current and prospective wholesale partners' rollout of LTE services that rely on our network or unexpected increases in the costs we incur in deploying our LTE network, which would result if we are unable to secure equipment or services from vendors on the terms we expect or we encounter other unexpected problems with the deployment, may materially increase the additional capital we require for our business.

The amount and timing of additional financings to satisfy our long term capital needs are difficult to estimate at this time. We will continue to pursue various alternatives for securing additional capital. Sources of additional capital could include additional equity and debt financing from a number of potential sources, including new and existing strategic investors, private or public offerings and vendors. Our recent equity financings were dilutive to our shareholders and, with the recent decline in the trading price of our Class A Common Stock, any additional equity financings would result in significant additional dilution for our stockholders and may not generate the proceeds we need. Additional debt financings could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Further, with the debt financing we completed in the first quarter of 2012, we have maximized the amount of secured indebtedness we may incur under our existing indentures, which may make additional debt financings more difficult to obtain on acceptable terms, or at all. Other sources of additional capital could include, among other things, a sale of certain of our assets, such as excess spectrum, that we believe are not essential for our business. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner is uncertain.

Additionally, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also significantly change our capital requirements in the near and/or long term.

If we are unable to raise sufficient additional capital to meet our funding needs on acceptable terms in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail businesses to meet our obligations over the long term, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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

We have identified the following significant change in our critical accounting estimates during the six months ended June 30, 2012 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Property, Plant and Equipment

A significant portion of our total assets is property, plant and equipment, which we refer to as PP&E. PP&E represented $2.55 billion of our $8.44 billion in total assets as of June 30, 2012. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives. The estimated useful life of equipment is determined based on historical

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we periodically review these factors to assess the remaining life of our asset base. When these factors indicate that an asset's useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Results of Operations
The following table sets forth operating data for the periods presented (in thousands, except percentages).

			Percentage Change			Percentage Change
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Revenues:
Retail revenues	$199,156	$190,583	4.5%	$403,966	$365,824	10.4%
Wholesale revenues	117,560	131,522	(10.6)%	235,381	192,417	22.3%
Other revenues	216	506	(57.3)%	224	1,178	(81.0)%
Total revenues	316,932	322,611	(1.8)%	639,571	559,419	14.3%
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	224,426	433,363	(48.2)%	488,216	673,508	(27.5)%
Selling, general and administrative expense	137,693	178,232	(22.7)%	280,348	393,096	(28.7)%
Depreciation and amortization	184,566	169,640	8.8%	362,539	352,114	3.0%
Spectrum lease expense	81,190	76,620	6.0%	160,898	151,441	6.2%
Loss from abandonment of network and other assets	317	376,350	(99.9)%	80,717	548,212	(85.3)%
Total operating expenses	628,192	1,234,205	(49.1)%	1,372,718	2,118,371	(35.2)%
Operating loss	(311,260)	(911,594)	65.9%	(733,147)	(1,558,952)	53.0%
Other income (expense):
Interest income	533	689	(22.6)%	797	1,529	(47.9)%
Interest expense	(138,656)	(128,617)	(7.8)%	(275,342)	(248,537)	(10.8)%
Gain on derivative instruments	10,663	115,279	(90.8)%	5,801	88,498	(93.4)%
Other income (expense), net	(283)	1,937	(114.6)%	(13,551)	2,227	(708.5)%
Total other income (expense), net	(127,743)	(10,712)	N/M	(282,295)	(156,283)	(80.6)%
Loss from continuing operations before income taxes	(439,003)	(922,306)	52.4%	(1,015,442)	(1,715,235)	40.8%
Income tax benefit (provision)	7,976	(17,464)	(145.7)%	23,389	(17,695)	(232.2)%
Net loss from continuing operations	(431,027)	(939,770)	54.1%	(992,053)	(1,732,930)	42.8%
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	287,848	779,245	(63.1)%	666,820	1,355,528	(50.8)%
Net loss from continuing operations attributable to Clearwire Corporation	(143,179)	(160,525)	10.8%	(325,233)	(377,402)	13.8%
Net loss from discontinued operations attributable to Clearwire Corporation	(2,630)	(8,213)	68.0%	(2,399)	(18,291)	86.9%
Net loss attributable to Clearwire Corporation	$(145,809)	$(168,738)	13.6%	$(327,632)	$(395,693)	17.2%
Revenues

Retail revenues are primarily generated from subscription fees for our 4G and Pre-4G services, as well as from sales of 4G devices. Wholesale revenues are primarily generated from service fees for our 4G services.

The increase in retail revenues for the three and six months ended June 30, 2012 of $8.6 million and $38.1 million, respectively,

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

as compared to the same periods in 2011 is due primarily to growth in subscribers and an increase in equipment revenues as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model under our new no-contract retail offering. Our ending retail subscribers were 1.3 million at June 30, 2012. While we expect retail revenues to remain relatively consistent with the amount recognized in 2011, we continue to focus on maximizing cash flow from our retail business.

Recognition of wholesale revenue during the three and six months ended June 30, 2012 compared to the same period in the prior year in 2011 changed from usage-based pricing to fixed pricing. Under the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. Of the amount due, $900.0 million is being recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million is being recorded as an offset to the interest cost associated with the promissory note. As a result, the amount of wholesale revenue from Sprint that will be recognized in 2012 and 2013 will not be impacted by either the number of Sprint's retail customers or by their usage during the period. Wholesale revenue of $117.6 million and $235.4 million during the three and six months ended June 30, 2012 primarily represents the current period straight-line recognition of the $900.0 million due from Sprint.

Wholesale revenue of $131.5 million and $192.4 million during the three and six months ended June 30, 2011 is comprised of usage-based fees received from our wholesale partners, primarily Sprint. Wholesale revenue during the three months ended June 30, 2011 included approximately $16.1 million of additional revenue resulting from repricing usage during the first quarter of 2011 and $12.8 million of a $28.2 million settlement payment, representing the amount allocated to the settlement of 2010 pricing disputes. Had the amendments to the wholesale agreement with Sprint signed in April 2011 been recorded in the periods associated with usage, our proforma wholesale revenue for the second quarter of 2011 would have decreased by approximately $28.9 million. See the Pro Forma Reconciliation for further information.

Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three months ended June 30, 2012 and 2011, wholesale revenue recorded attributable to Sprint comprised approximately 36% and 40% of total revenues, respectively, and substantially all of our wholesale revenues. During the six months ended June 30, 2012 and 2011, wholesale revenue recorded attributable to Sprint comprised approximately 36% and 34% of total revenues, respectively, and substantially all of our wholesale revenues. Due to the significance of wholesale revenue from Sprint to total revenues and the impact of changing from usage-based pricing to fixed pricing agreed to in the November 2011 4G MVNO Amendment, we currently expect total wholesale revenues for 2012 to be less than that recognized in 2011. Therefore, in order to grow our revenues beyond the fixed fees for WiMAX services in 2012 and 2013 provided in the November 2011 4G MVNO Amendment, we are focusing our efforts on deploying our LTE network and leveraging that network to add new wholesale partners and to generate usage-based revenue from Sprint under the November 2011 4G MVNO Amendment.
Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs primarily includes tower and network costs, provision for excessive and obsolete equipment, cost of goods sold and cost of services. Tower costs including rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites. Cost of goods sold include the cost of customer premise equipment sold to subscribers, and cost of services include, among other things, costs incurred to provide 3G wireless services to our dual-mode customers.

The change in Cost of goods and services and network costs during the three and six months ended June 30, 2012 as compared to the same period in 2011 resulted primarily from a decrease in the charges for excessive and obsolete equipment The charges related to the provision for excessive and obsolete equipment were $5.5 million and $55.4 million for the three and six months ended June 30, 2012 compared to $197.8 million and $203.7 million for the same period in 2011 driven primarily by a decrease in the charges for network equipment not required to support our network deployment plans or sparing requirements which were identified as we solidified our LTE network architecture.

In addition to the decrease in the charges for excessive and obsolete equipment was a decrease in tower and network costs

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

and cost of services. For the three and six months ended June 30, 2012, we incurred approximately $179.4 million and $346.6 million in tower and network costs, respectively, compared to $183.7 million and $364.3 million for the same periods in the prior year. Tower and network costs for the three and and six months ended June 30, 2012 included $34.3 million and $45.8 million of charges related to lease termination costs and recognition of cease-to-use liabilities for backhaul circuits and tower leases where we have provided notice to our landlords of our intention not to renew. Tower and network costs for the three and and six months ended June 30, 2011 included $14.9 million and $17.0 million of charges related to lease termination costs and recognition of cease-to-use liabilities for backhaul circuits and tower leases where we have provided notice to our landlords of our intention not to renew. The remaining decrease is primarily due to a decrease in the number of tower leases resulting from termination activities undertaken as a result of our cost savings initiatives in 2011.

Additionally, for the three and six months ended June 30, 2012, we incurred approximately $1.5 million and $3.3 million in cost of services, respectively, compared to $2.4 million and $13.5 million for the same periods in the prior year. The decrease is primarily due to a reduction in the costs paid to Sprint to provide 3G wireless services as we curtailed the sale of dual-mode devices in 2011.

In 2012, we expect costs of goods sold to increase as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model. We expect tower and network costs needed to operate our existing network, excluding the impact of charges related to recognition of cease-to-use liabilities, if any, to remain consistent with the level of costs incurred in the first half of 2012. With the deployment of our LTE network beginning in the second half of 2012, we expect network costs to increase slightly.
Selling, General and Administrative Expense

Selling, general and administrative, which we refer to as SG&A, expenses include all of the following: costs associated with advertising, public relations, promotions and other market development programs; facilities costs; third-party professional service fees; customer care; sales commissions; bad debt expense; property and other operating taxes; and administrative support activities, including executive, finance and accounting, information technology, which we refer to as IT, legal, human resources, treasury and other shared services.

The decrease in SG&A expenses for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is primarily due to lower general and administrative expenses resulting from workforce reductions and the impact of our outsourcing arrangement with Teletech, as well as lower sales and marketing expenses due to our cost containment efforts. Additionally, our recent shift to a no contract retail offering and the resulting revision of our existing commission arrangements resulted in lower commission expense. During the three months ended June 30, 2012 compared to the same period in 2011, employee expenses decreased $22.9 million, or 38.4%, commission expenses decreased $3.4 million, or 21.3%, and marketing and advertising expenses decreased $900,000, or 4.1%. During the six months ended June 30, 2012 compared to the same period in 2011, employee expenses decreased $66.3 million, or 47.9%, commission expenses decreased $14.7 million, or 37.1%, and marketing and advertising expenses decreased $5.4 million, or 10.1%.

We expect total SG&A expense to decrease in 2012 as compared to 2011 as we continue to experience the effects of our cost containment measures and our shift to a no contract retail offering, as well as the workforce reductions that commenced in November 2010 and continued in 2011.
Depreciation and Amortization

Depreciation and amortization expense primarily represents depreciation recorded on PP&E and amortization of intangible assets. The increase during the three and six months ended June 30, 2012 as compared to the same periods in 2011 is primarily a result of an increase in depreciation beginning in March 2012 resulting from a change in estimated useful lives of the Network and base station equipment co-located at iDEN sites which Sprint plans to decommission as further discussed above in "Critical Accounting Policies and Estimates". This increase was partially offset by a decrease in depreciation and amortization as the amount of leased customer premise equipment, which we refer to as CPE, subject to depreciation continues to decline because we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model.

We expect depreciation and amortization in 2012 to increase slightly as compared with 2011 due to the change in estimated

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

useful lives of the Network and base station equipment co-located at iDEN sites and as we add new PP&E assets during the second half of 2012 with the deployment of our LTE network, partially offset by a decrease in depreciation and amortization as the amount of leased CPE subject to depreciation continues to decline.

Spectrum Lease Expense

Total spectrum lease expense recorded was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Spectrum lease payments	$48,849	$48,101	$92,142	$88,174
Non-cash spectrum lease expense	19,797	15,404	41,996	36,519
Amortization of spectrum leases	12,544	13,115	26,760	26,748
Total spectrum lease expense	$81,190	$76,620	$160,898	$151,441

Total spectrum lease expense increased $4.6 million and $9.5 million for the three and six months ended June 30, 2012 as compared to the same periods in 2011 as a result of the renewal of spectrum leases held by us at higher rates.

While we do not expect to add a significant number of new spectrum leases in 2012, we do expect our spectrum lease expense to increase. As we renew the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
Loss from Abandonment of Network and Other Assets

We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. During the first quarter of 2012, we solidified our LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment.  As a result, we evaluated the costs included in construction in progress in conjunction with those network deployment plans.  Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture were abandoned and the related costs written down.  This assessment resulted in the write-downs of network equipment and cell site development costs of $182,000 and $80.2 million during the three and six months ended June 30, 2012.

During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of our prior build plans in early 2011 and due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE alongside mobile WiMAX in areas of expected high usage concentration, we decided to abandon certain projects that no longer fit within management's strategic network plans. During the three and six months ended June 30, 2011, we incurred approximately $235.1 million and $261.2 million, respectively, for the abandonment of network projects that no longer met management's strategic network plans.

Additionally, in connection with our cost savings initiatives, we identified, evaluated and terminated certain unutilized tower leases that no longer fit within management's deployment plan, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of $79.3 million and $224.7 million for the three and six months ended June 30, 2011.

Additionally, we also periodically assess certain assets associated with our corporate operations that have not yet been placed in service. Any projects which were no longer expected to be completed were written down to expected fair value. During three months ended June 30, 2011, certain internally-developed software projects were abandoned resulting in a charge of approximately $62.0 million.

As we continue to revise our business plans in response to changes in our strategy, our commitment under the November 2011 4G MVNO Amendment and funding availability, additional assets could be identified for abandonment, for which there

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

could be associated write-downs.
Interest Expense
Interest expense recorded was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Senior secured notes	$103,914	$92,277	$204,462	$184,554
Second-priority secured notes	15,259	15,675	30,513	31,572
Exchangeable notes	18,275	20,682	38,712	41,481
Vendor financing notes	598	884	1,333	1,807
Capital lease obligations	1,849	1,404	3,735	3,662
Total interest expense on debt	139,895	130,922	278,755	263,076
Less: capitalized interest	(1,239)	(2,305)	(3,413)	(14,539)
Total interest expense	$138,656	$128,617	$275,342	$248,537

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest coupon (1)	$129,916	$120,681	$258,588	$242,222
Accretion of debt discount and amortization of debt premium, net	9,979	10,241	20,167	20,854
Capitalized interest	(1,239)	(2,305)	(3,413)	(14,539)
Total interest expense	$138,656	$128,617	$275,342	$248,537

(1)	For the six months ended June 30, 2012, includes $2.5 million of coupon interest relating to Exchangeable Notes which was settled in the non-cash exchange transaction.

The increase in interest expense and interest coupon for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is due to the addition of $300.0 million of 2016 Senior Secured Notes in January 2012. In addition, the amount of interest capitalized during the period declined due to the substantial completion of our WiMAX network build in early 2011.

As a result of the issuance of an additional $300.0 million of 2016 Senior Secured Notes in January 2012, we expect interest cost to increase in 2012 relative to 2011. We also expect the amount of interest capitalized to increase as we begin to deploy LTE technology on our network.
Gain on Derivative Instruments

In connection with the issuance of the exchangeable notes in December 2010, we recognized derivative liabilities relating to the exchange options embedded in those notes, which we refer to as the Exchange Options. The change in estimated fair value of the Exchange Options is required to be recognized in earnings during the period. For the three months ended June 30, 2012, we recorded a gain of $10.7 million for the change in estimated fair value of the Exchange Options compared to a gain of $115.4 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, we recorded a gain of $5.8 million for the change in estimated fair value of the Exchange Options compared to a gain of $88.6 million for the six months ended June 30, 2011.

We expect the gain (loss) on derivative instruments to fluctuate significantly in 2012 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as stock price and volatility. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Stock Price Risk.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Income Tax Benefit (Provision)

The resulting income tax benefit for the three and six months ended June 30, 2012 compared to the income tax provision for the same periods in 2011 is due to a deferred tax benefit recorded to reflect the effect of the post-change net operating losses generated in 2012 deemed to be realizable up to the reversing temporary differences. The increase to the deferred tax asset caused a decrease in the net deferred liability for our continuing operations.

We currently plan to sell or otherwise dispose of our operations in Spain. If successful, certain intercompany loans related to our international operations will likely be considered uncollectible for federal income tax purposes and, as a result, there would likely be an increase to the deferred tax liability of our discontinued operations of up to approximately $165.0 million along with a corresponding deferred tax expense for our discontinued operations.

If any holders of our Class B common stock and Clearwire Communications Class B common interests exchange those interests for Class A Common Stock, we may have to recognize an increase in our valuation allowance along with a corresponding deferred tax expense for our continuing operations.

Other Income (Expense), net

Other expense, net for the six months ended June 30, 2012 is primarily composed of the loss of $10.1 million recorded in connection with the repurchase of $100.0 million in aggregate principal amount of our Exchangeable Notes in March 2012 using the proceeds from the sale of an equivalent amount of Class A Common Stock.

Net Loss from Discontinued Operations Attributable to Clearwire Corporation

The Net loss from discontinued operations attributable to Clearwire Corporation represents our portion of the total Net loss from discontinued operations. The decrease in the Net loss from discontinued operations attributable to Clearwire Corporation for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is due primarily to Clearwire Corporation's share of the net gain realized from the sale of our operations in Germany during the first quarter of 2012. Clearwire Corporation's share of this gain, which was included as discontinued operations, was approximately $4.0 million. During the same period in 2011, the Net loss from discontinued operations attributable to Clearwire Corporation included Clearwire Corporation's share of impairment charges of approximately $7.4 million related to assets in our international subsidiaries.

Pro Forma Reconciliation

The unaudited pro forma condensed consolidated statement of operations that follows is presented for informational purposes only and should not be taken as representative of the future consolidated results of operations of Clearwire Corporation, which we refer to as Clearwire or the Company.

The following unaudited pro forma condensed consolidated statement of operations for the three months ended June 30, 2011 was prepared using the unaudited condensed consolidated statement of operations of Clearwire for the three months ended June 30, 2011. The unaudited pro forma condensed consolidated statement of operations should be read in conjunction with the separate historical financial statements and accompanying notes thereto.

The pricing provisions agreed to in the April 18, 2011 amendment of the 4G MVNO agreement with Sprint were applicable from and after January 1, 2011. However, in accordance with generally accepted accounting principles in the United States applicable to revenue recognition, our first quarter 2011 results did not reflect the additional revenues due to us as a result of the amendments contained in this agreement which was signed on April 18, 2011. During the second quarter of 2011, in addition to revenues earned during that period, we recognized revenue of approximately $16.1 million attributable to services provided in the first quarter of 2011, and approximately $12.8 million of a $28.2 million settlement amount which relates to wholesale services provided in 2010. The unaudited pro forma condensed consolidated statement of operations for the three months ended June 30, 2011 shows the results of operations for the period excluding the impact of the adjustments above. We believe the unaudited pro forma consolidated statement of operations is useful because it better reflects the revenue-generating activities during the relevant periods and facilitates comparisons of our operating performance from period to period.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

The following table provides a reconciliation from the as reported results to the pro forma results for the three months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011
	Amounts as reported	Adjustments(1)	Pro Forma amounts
Revenues:
Retail revenue	$190,583	$—	$190,583
Wholesale revenue	131,522	(28,898)	102,624
Other revenue	506	—	506
Total revenues	322,611	(28,898)	293,713
Total expenses	(1,262,381)	—	(1,262,381)
Net loss from continuing operations	(939,770)	(28,898)	(968,668)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	779,245	22,382	801,627
Net loss from continuing operations attributable to Clearwire Corporation	(160,525)	(6,516)	(167,041)
Net loss from discontinued operations attributable to Clearwire Corporation	(8,213)	—	(8,213)
Net loss attributable to Clearwire Corporation	$(168,738)	$(6,516)	$(175,254)
Net loss from continuing operations attributable to Clearwire Corporation per Class A common share:
Basic	$(0.65)		$(0.68)
Diluted	$(0.98)		$(1.00)
Net loss attributable to Clearwire Corporation per Class A common share:
Basic	$(0.68)		$(0.71)
Diluted	$(1.01)		$(1.03)

(1) Wholesale revenue adjustment reflects the impact of approximately $16.1 million of wholesale revenue related to the first quarter of 2011 that was recorded in the second quarter of 2011 and approximately $12.8 million of wholesale revenue recorded in the second quarter from settlement of disputes related to prior usage.

Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(180,261)	$(568,950)
Net cash used in investing activities	(806,593)	(566,690)
Net cash provided by (used in) financing activities	339,396	(14,968)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,633)	(2,533)
Total net decrease in cash and cash equivalents	(649,091)	(1,153,141)
Cash and cash equivalents at beginning of period	893,744	1,233,562
Cash and cash equivalents at end of period	244,653	80,421
Less: cash and cash equivalents of discontinued operations at end of period	6,111	1,656
Cash and cash equivalents of continuing operations at end of period	$238,542	$78,765
Operating Activities

Net cash used in operating activities decreased $388.7 million for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to higher cash collections of approximately $184.0 million from our retail operations and from our primary wholesale partner, Sprint, including receipt of $150.0 million under a promissory note issued by us to Sprint. In addition, cash used in operations declined primarily due to a decline of approximately $45.9 million in sales and marketing costs and approximately $35.9 million in tower costs due to our cost containment efforts, approximately $26.8 million in commission costs due to our recent shift to a no contract retail offering and the resulting revision of our existing commission arrangements,

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

and approximately $41.4 million in net payroll costs resulting from workforce reductions and the impact of our outsourcing arrangements with Teletech and Ericsson.
Investing Activities

During the six months ended June 30, 2012, net cash used in investing activities increased $239.9 million as compared to the same period in 2011. This change is due primarily to a $504.4 million increase in net purchases, year over year, of available-for-sale securities which are invested in short-term investments consisting principally of United States Government and Agency Issues, which was partially offset by a decrease of approximately $287.7 million in cash paid for PP&E. During 2011 our focus had been on maintenance and operational performance of the networks. With our intended deployment of a high capacity LTE network primarily in densely populated urban areas, we anticipate that capital expenditures will increase in the second half of 2012.
Financing Activities

Net cash provided by financing activities increased $354.4 million for the six months ended June 30, 2012 as compared to the same period in 2011 due primarily to the receipt of proceeds of $294.8 million from the issuance of the 2016 Senior Secured Notes in January 2012 and net proceeds of approximately $58.5 million received from the issuance of 48.4 million shares of Class A Common Stock.
Contractual Obligations

The contractual obligations of our continuing operations presented in the table below represent our estimates of future cash payments under fixed contractual obligations and commitments as of June 30, 2012. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual cash payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of June 30, 2012 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long-term debt obligations	$4,414,870	$10,597	$27,247	$3,247,776	$1,129,250
Interest payments on long-term debt obligations(1)	3,249,001	256,011	1,021,044	666,031	1,305,915
Operating lease obligations(2)	1,722,619	167,226	734,424	450,050	370,919
Operating lease payments for assumed renewal periods(2)(3)	7,673,117	164	43,634	310,338	7,318,981
Spectrum lease obligations	6,180,468	82,791	348,328	352,184	5,397,165
Spectrum service credits and signed spectrum agreements	103,676	1,901	6,804	6,804	88,167
Capital lease obligations(4)	102,684	6,299	26,535	19,201	50,649
Purchase agreements(5)	185,209	82,169	88,087	8,200	6,753
Total	$23,631,644	$607,158	$2,296,103	$5,060,584	$15,667,799
____________________________________

(1)	Includes $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)
Includes executory costs of $52.3 million. Amounts include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives.

(3)
Amounts include lease payments for assumed renewal periods where renewal is likely. During the first quarter of 2012, Sprint announced that it plans to decommission its iDEN network. As additional information was obtained from Sprint regarding the specific sites they intended to decommission, we revised our estimates regarding the assumed renewal periods relating to those sites.

(4)	Payments include $39.6 million representing interest.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, our stock price risk, and changes in the market value of investments due to credit risk.
Interest Rate Risk
Our primary interest rate risk is associated with our variable rate vendor financing notes, which we refer to as Vendor Financing Notes. An increase in 3-month LIBOR would increase our interest expense and change cashflows on our Vendor Financing Notes. At June 30, 2012, we had $38.1 million aggregate principal outstanding of Vendor Financing Notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $275,000.
We have long-term fixed-rate debt with a book value of $4.17 billion and $63.1 million of long-term fixed-rate capital lease obligations outstanding at June 30, 2012. While changes in interest rates or our credit spread impact the fair value of this fixed rate debt, there is no impact to earnings and cash flows as the rate paid does not change if interest rates or credit spreads change. We expect to hold the debt to maturity or, in the case of the Exchangeable Notes, to December 2017, unless market and other factors are favorable. The Exchangeable Notes, with a carrying value of $453.7 million at June 30, 2012, have a maturity of 2040; however, it is likely the notes would be held no longer than December 1, 2017, the date that we have the option to redeem the Exchangeable Notes at par and the noteholders may require us to repurchase the Exchangeable Notes at par.
We also have cash equivalents and investments that may expose us to interest rate risk. A decline in interest rates decreases interest earned from our investments. Our cash equivalents and investment portfolio have a weighted average maturity of 4 months and a market yield of 0.13% as of June 30, 2012. Due to the current market yield, a further decline in interest rates would have an insignificant impact on earnings.
Stock Price Risk

The Exchange Options embedded in the Exchangeable Notes constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock's volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of approximately $7.1 million or a gain of approximately $889,000, respectively. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of approximately $2.7 million or a gain of approximately $889,000, respectively.
Credit Risk

At June 30, 2012, we held available-for-sale short-term investments with a fair value and carrying value of $971.6 million and a cost of $971.7 million, comprised of United States Government and United States Agency securities. We regularly review the carrying value of our short-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. The majority of our short-term investments at June 30, 2012 were concentrated in United States Treasury and United States Agency securities. We believe the overall credit quality of our short-term investments is strong.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s, which we refer to as the SEC, rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, which we refer to as our CEO, and Chief Financial Officer, which we refer to as our CFO, as appropriate, to allow timely decisions regarding required disclosure.
During the second quarter of fiscal 2012, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.
During the quarter ended June 30, 2012, we completed the integration of our network asset management system with our existing enterprise systems.  This integration completes systems improvements around asset management for network equipment inventories and assets.  The system automates inventory and asset movement transactions by incorporating barcode labels on most network infrastructure equipment to allow specific identification and more effective tracking and recording of our assets. We continue to review our procedures, and those of our third party service providers, for recording and monitoring the movement of network infrastructure equipment to ensure full incorporation of the system solution into our processes.

Other than the implementation and integration of the asset life cycle management system described above, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect internal control over financial reporting
The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
We are involved in legal proceedings that are described in Note 13, Commitments and Contingencies, of Notes to the Condensed Consolidated Financial Statements included in this report which information is incorporated by reference into this item.

ITEM 1A.	Risk Factors

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (ii) the risk factors set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and (iii) the risk factors set forth below, which supplement and modify the risk factors set forth in our Form 10-K.

We believe that we will require substantial additional capital to fund our business over the long-term and to further develop our network, which capital may not be available on acceptable terms or at all.

As of June 30, 2012, we had available cash and short-term investments of approximately $1.21 billion. On May 4, 2012, we entered into a sales agreement with CF&Co, pursuant to which we may offer and sell shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent, to the public. As of June 30, 2012, we received net proceeds of approximately $58.5 million from sales of 48.4 million shares under this agreement. On January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications, of $300.0 million aggregate principal amount of 2016 Senior Secured Notes, at an issue price of 100%. On March 15, 2012, we entered into securities purchase agreements with certain institutional investors, pursuant to which we sold Class A Common Stock, for an aggregate price of $83.5 million, and in connection with the sale, Clearwire Communications repurchased $100.0 million in aggregate principal amount of our Exchangeable Notes, for a total price equal to the Purchase Price.
As of June 30, 2012, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for at least the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the ongoing impact of our 2011 expense reductions, the cash we expect to receive for our mobile WiMAX services from our retail business, from Sprint under the November 2011 4G MVNO Amendment and other wholesale partners, and the cash we expect to spend under our current LTE deployment plans. However, it is unclear what amount of revenue our LTE network will generate and what revenue our WiMAX network will generate after 2013. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business. In addition, we believe we will also need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.
The amount of additional capital we will need beyond the next 12 months, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. The major factors determining the amount of additional capital we require will be the amount of cash we receive from Sprint for our services, beyond their minimum commitment amounts specified in the November 2011 4G MVNO Amendment, the amount of wholesale revenues we receive from our existing wholesale partners other than Sprint and our ability to secure commitments from new wholesale partners with significant data capacity needs that generate substantial revenues for us. Each will primarily depend on whether our construction of an LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our WiMAX network beyond 2013. Other factors include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance. Additionally, any delays in the deployment of our planned LTE network, such as those that would occur if our vendors are unable to meet our planned timelines or we are unable to integrate with Sprint's network in a timely manner, delays in current and prospective wholesale partners' rollout of LTE services that rely on our network or unexpected increases in the costs we incur in deploying our LTE network, which would result if we are unable to secure equipment or services from vendors on the terms we expect or we encounter other unexpected problems with the deployment, may materially increase the additional capital we required for our business.

Additionally, we regularly evaluate our plans, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also significantly change our capital requirements in the near and/or long term.
The amount and timing of additional financings, if any, to satisfy our long term capital needs are difficult to estimate at this time. We will continue to pursue various alternatives for securing additional capital. Sources of additional capital could include additional equity and debt financing from a number of potential sources, including new and existing strategic investors, private or public offerings, and vendors. Our recent equity financings were dilutive to our shareholders and, with the recent decline in the trading price of our Class A Common Stock, any additional equity financings would result in significant additional dilution for our shareholders and may not generate the proceeds we need. Additional debt financings could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Further, with the debt financing we completed in the first quarter of 2012, we have maximized the amount of secured indebtedness we may incur under our existing indentures, which may make additional debt financings more difficult to obtain on acceptable terms, or at all. Other sources of additional capital could include, among other things, a sale of certain of our assets, such as excess spectrum, that we believe are not essential for our business. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner is uncertain. There can be no assurance that any new debt or equity financing arrangements, or other strategic alternative, will be available to us when needed on acceptable terms, if at all, or that any such arrangement would provide us with sufficient funds to meet our long-term capital needs.
If we are unable to raise sufficient additional capital to meet our capital needs on acceptable terms in a timely manner, or we fail to generate sufficient revenue from our wholesale and retail businesses to meet our ongoing obligations over the long term, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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
We currently rely on Sprint, which accounts for substantially all of our current wholesale subscribers, for most of the revenues in our wholesale business. Under our 4G wholesale agreements, which we refer to as the 4G MVNO Agreements, Sprint and the other initial wholesale partners named in the 4G MVNO Agreements, which we refer to as the Initial Wholesale Partners, have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees. Under the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. The November 2011 4G MVNO Amendment also implements a new, usage-based pricing structure for usage of our mobile WiMAX network beginning in 2014 and for usage of our planned LTE Network. As a result, the amount of revenue we receive will depend in part on the number of Sprint subscribers utilizing our services, and the aggregate amount of usage of our network by those subscribers in future periods.
We need to generate substantial additional revenues from Sprint over the long term beyond the minimum amounts that Sprint is obligated to pay under the November 2011 4G MVNO Amendment to achieve our objectives and to be able to continue to operate. However, aside from the commitments in the November 2011 4G MVNO Amendment, nothing in the 4G MVNO Agreement requires Sprint to resell any of our services. As a result, Sprint may elect to reduce or curtail sales of our services. For instance, Sprint is currently in the process of building its own 4G LTE network, which it has publicly stated it intends to launch over the next couple of years in all of its markets. While the November 2011 4G MVNO Amendment provides for our collaboration with Sprint on the development of our LTE network and for a conditional prepayment by Sprint for usage of our LTE network, Sprint nonetheless may in the future choose to primarily use its own 4G LTE network and limit the amount of fees it would pay us for our services. Lastly, Sprint may elect to offer services over another provider's 4G network, which may materially reduce the amount of revenue we would expect to receive under the 4G MVNO Agreement. If Sprint fails to resell our services in the manner and amounts we expect, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition.
Under the terms of the November 2011 4G MVNO Amendment, we have agreed to provide Sprint with unlimited usage by its retail customers of our WiMAX network at a fixed price for 2012 and 2013. Unlimited usage of our networks by Sprint's customers could put pressure on our network's capacity, and we could be required to make additional investments in our networks to meet the capacity needs of Sprint's customers. Also, pursuant to the terms of the November 2011 4G MVNO Amendment, we have agreed to maintain and operate our mobile WiMAX network, as it exists on the date of the amendment, through the end of 2015, subject to certain limited exceptions. While these exceptions permit us to terminate service in a limited amount of locations each year or in locations where Sprint does not have any mobile WiMAX usage for a consecutive three month period, we may nonetheless be required to maintain our mobile WiMAX network in geographies where it is not profitable to do so. In addition, even if our mobile WiMAX network is profitable, we may be required to maintain and operate it in circumstances where the expansion of our LTE network would be more profitable. This could have a material adverse effect on our ability to compete with other 4G LTE providers and on our business, prospects, financial condition and results of operations.
Finally, our new no-contract retail service offering could result in us generating lower revenues from our retail subscribers than we currently expect, which could also require us to revise our current business plans and projections and/or materially and adversely affect our business prospects, results of operation and financial condition.

Our current business plans depend on our ability to attract new wholesale partners with substantial offload data capacity needs, which is subject to a number of risks and uncertainties.

In addition to increasing revenues from our existing wholesale partners, we must be able to secure commitments from new wholesale partners with substantial offload data capacity needs that provide us with significant additional revenues to be successful. However, there is a finite group of potential partners in the industry who we believe are likely to need our services in the significant amounts called for by our current business plans. Additionally, it is still possible that other industry consolidations could occur, which would further diminish the pool of available potential partners for our wholesale services.
Our ability to secure commitments from any of the limited number of available potential partners who could provide us with the amount of additional revenues we need is uncertain. Potential partners who would rather utilize an alternative technology to our planned LTE deployment may look at other alternatives. Further, potential partners may choose alternative means for increasing data capacity, such as microcell or WiFi technology, to supplement their networks. Last, if the government were to make additional spectrum suitable for 4G broadband services available, this could also depress demand for our wholesale services.
Even for those potential partners that express interest, reaching agreement may take more time than we expect. Further, partners who enter into agreements with us may not provide us with the amount of revenues contemplated under our current business plans in the time frame we expect.
If we are unable to grow our wholesale business as contemplated under our current business plans, we would likely be required to become even more dependent on Sprint to continue utilizing our services and increasing the sale of our services to its subscribers and to revise our current business plans and projections. Also, our business prospects, results of operation and financial condition could be materially and adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this section was previously provided in a Form 8-K filed on June 11, 2012.

ITEM 6	Exhibits

EXHIBIT INDEX

10.1	Sales Agreement between Clearwire Corporation and Cantor Fitzgerald & Co., dated May 4, 2012 (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed May 4, 2012).
10.2*
May 2012 Clearwire / Sprint Amendment, dated as of May 15, 2012, to the 4G MVNO Agreement dated as of November 28, 2008 between Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.

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

*
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Security and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION

Date:	July 27, 2012	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer