Form 10-Q
period 2012-09-30
Clearwire Corp /DE
filed 2012-10-26
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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

The number of shares outstanding of the registrant's Class A common stock as of October 23, 2012, was 691,233,800. The number of shares outstanding of the registrant's Class B common stock as of October 23, 2012 was 773,732,672.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$247,748	$891,929
Short-term investments	935,920	215,655
Restricted cash	2,178	1,000
Accounts receivable, net of allowance of $4,241 and $5,542	58,077	83,660
Inventory	13,906	23,832
Prepaids and other assets	81,659	71,083
Total current assets	1,339,488	1,287,159
Property, plant and equipment, net	2,351,561	3,014,277
Restricted cash	3,406	7,619
Spectrum licenses, net	4,263,367	4,298,254
Other intangible assets, net	28,718	40,850
Other assets	144,040	157,797
Assets of discontinued operations (Note 18)	19,078	36,696
Total assets	$8,149,658	$8,842,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$291,505	$157,172
Other current liabilities	206,965	122,756
Total current liabilities	498,470	279,928
Long-term debt, net	4,244,435	4,019,605
Deferred tax liabilities, net	183,374	152,182
Other long-term liabilities	916,564	719,703
Liabilities of discontinued operations (Note 18)	19,093	25,196
Total liabilities	5,861,936	5,196,614
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 shares authorized; 682,759 and 452,215 shares outstanding	68	45
Class B common stock, par value $0.0001, 1,400,000 shares authorized; 782,207 and 839,703 shares outstanding	78	83
Additional paid-in capital	3,128,081	2,714,634
Accumulated other comprehensive income	2,655	2,793
Accumulated deficit	(2,159,239)	(1,617,826)
Total Clearwire Corporation stockholders’ equity	971,643	1,099,729
Non-controlling interests	1,316,079	2,546,309
Total stockholders’ equity	2,287,722	3,646,038
Total liabilities and stockholders’ equity	$8,149,658	$8,842,652
See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$313,882	$332,177	$953,453	$891,596
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	211,540	282,459	699,756	955,967
Selling, general and administrative expense	139,365	176,469	419,713	569,565
Depreciation and amortization	210,781	165,560	573,320	517,674
Spectrum lease expense	82,513	77,696	243,411	229,137
Loss from abandonment of network and other assets	2,588	29,129	83,305	577,341
Total operating expenses	646,787	731,313	2,019,505	2,849,684
Operating loss	(332,905)	(399,136)	(1,066,052)	(1,958,088)
Other income (expense):
Interest income	555	534	1,352	2,063
Interest expense	(139,040)	(128,596)	(414,382)	(377,133)
Gain (loss) on derivative instruments	(906)	59,729	4,895	148,227
Other income (expense), net	137	(1,261)	(13,414)	966
Total other expense, net	(139,254)	(69,594)	(421,549)	(225,877)
Loss from continuing operations before income taxes	(472,159)	(468,730)	(1,487,601)	(2,183,965)
Income tax benefit (provision)	151,749	(10,727)	175,138	(28,422)
Net loss from continuing operations	(320,410)	(479,457)	(1,312,463)	(2,212,387)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	279,066	395,955	945,886	1,751,483
Net loss from continuing operations attributable to Clearwire Corporation	(41,344)	(83,502)	(366,577)	(460,904)
Net loss from discontinued operations attributable to Clearwire Corporation (Note 18), net of tax	(172,437)	(1,289)	(174,836)	(19,580)
Net loss attributable to Clearwire Corporation	$(213,781)	$(84,791)	$(541,413)	$(480,484)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.07)	$(0.34)	$(0.72)	$(1.87)
Diluted	$(0.22)	$(0.53)	$(0.97)	$(2.34)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.38)	$(0.35)	$(1.06)	$(1.95)
Diluted	$(0.34)	$(0.54)	$(1.10)	$(2.42)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss:
Net loss from continuing operations	$(320,410)	$(479,457)	$(1,312,463)	$(2,212,387)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	279,066	395,955	945,886	1,751,483
Net loss from continuing operations attributable to Clearwire Corporation	(41,344)	(83,502)	(366,577)	(460,904)
Net loss from discontinued operations	(172,932)	(5,138)	(179,340)	(78,745)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	495	3,849	4,504	59,165
Net loss from discontinued operations attributable to Clearwire Corporation	(172,437)	(1,289)	(174,836)	(19,580)
Net loss attributable to Clearwire Corporation	(213,781)	(84,791)	(541,413)	(480,484)
Other comprehensive income (loss):
Unrealized foreign currency gains (losses) during the period	(641)	(384)	(241)	4,435
Unrealized investment holding gains (losses) during the period	100	(5,150)	19	(1,362)
Less: reclassification adjustment of foreign currency gains to net loss from continuing operations	—	—	(3,242)	—
Other comprehensive income (loss)	(541)	(5,534)	(3,464)	3,073
Less: non-controlling interests in other comprehensive income (loss) of consolidated subsidiaries	592	4,163	2,799	(2,280)
Other comprehensive income (loss) attributable to Clearwire Corporation	51	(1,371)	(665)	793
Comprehensive loss:
Comprehensive loss	(493,883)	(490,129)	(1,495,267)	(2,288,059)
Less: non-controlling interests in comprehensive loss of consolidated subsidiaries	280,153	403,967	953,189	1,808,368
Comprehensive loss attributable to Clearwire Corporation	$(213,730)	$(86,162)	$(542,078)	$(479,691)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(1,312,463)	$(2,212,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(176,488)	27,374
Non-cash gain on derivative instruments	(4,895)	(148,227)
Accretion of discount on debt	30,648	30,390
Depreciation and amortization	573,320	517,674
Amortization of spectrum leases	40,062	40,699
Non-cash rent expense	149,918	205,098
Loss on property, plant and equipment (Note 5)	169,975	837,083
Other non-cash activities	34,219	22,847
Changes in assets and liabilities:
Inventory	8,506	8,608
Accounts receivable	15,684	(68,767)
Prepaids and other assets	6,605	19,371
Prepaid spectrum licenses	(2,283)	(4,371)
Deferred revenue	157,291	71,806
Accounts payable and other liabilities	128,157	10,910
Net cash used in operating activities of continuing operations	(181,744)	(641,892)
Net cash provided by operating activities of discontinued operations	397	1,284
Net cash used in operating activities	(181,347)	(640,608)
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(73,152)	(387,099)
Purchases of available-for-sale investments	(1,496,966)	(857,035)
Disposition of available-for-sale investments	777,953	847,222
Other investing activities	(807)	22,078
Net cash used in investing activities of continuing operations	(792,972)	(374,834)
Net cash provided by (used in) investing activities of discontinued operations	59	(3,030)
Net cash used in investing activities	(792,913)	(377,864)
Cash flows from financing activities:
Principal payments on long-term debt	(19,492)	(23,633)
Proceeds from issuance of long-term debt	300,000	—
Debt financing fees	(6,205)	(1,158)
Proceeds from issuance of common stock	58,468	3,619
Net cash provided by (used in) financing activities of continuing operations	332,771	(21,172)
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	332,771	(21,172)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,236)	(4,145)
Net decrease in cash and cash equivalents	(643,725)	(1,043,789)
Cash and cash equivalents:
Beginning of period	893,744	1,233,562
End of period	250,019	189,773
Less: cash and cash equivalents of discontinued operations at end of period	2,271	1,574
Cash and cash equivalents of continuing operations at end of period	$247,748	$188,199
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$250,473	$237,132
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$15,734	$25,903
Fixed asset purchases financed by long-term debt	$558	$11,204
Non-cash financing activities:
Vendor financing obligations	$(558)	$(3,166)
Capital lease obligations	$—	$(8,038)
Class A common stock issued for repayment of long-term debt	$88,456	$—
Repayment of long-term debt through issuances of Class A common stock	$(88,456)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2012 and 2011

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
Balances at December 31, 2010	243,544	$24	743,481	$74	$2,221,110	$2,495	$(900,493)	$4,546,788	$5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(460,904)	(1,751,483)	(2,212,387)
Net loss from discontinued operations	—	—	—	—	—	—	(19,580)	(59,165)	(78,745)
Other comprehensive income	—	—	—	—	—	793	—	2,280	3,073
Issuance of common stock, net of issuance costs, and other capital transactions	6,161	1	(77,413)	(8)	23,877	—	—	(20,595)	3,275
Share-based compensation and other transactions	—	—	—	—	5,674	—	—	15,482	21,156
Balances at September 30, 2011	249,705	$25	666,068	$66	$2,250,661	$3,288	$(1,380,977)	$2,733,307	$3,606,370

Balances at December 31, 2011	452,215	$45	839,703	$83	$2,714,634	$2,793	$(1,617,826)	$2,546,309	$3,646,038
Net loss from continuing operations	—	—	—	—	—	—	(366,577)	(945,886)	(1,312,463)
Net loss from discontinued operations	—	—	—	—	—	—	(174,836)	(4,504)	(179,340)
Other comprehensive loss	—	—	—	—	—	(665)	—	(2,799)	(3,464)
Issuance of common stock, net of issuance costs, and other capital transactions	230,544	23	(57,496)	(5)	390,043	527	—	(273,977)	116,611
Share-based compensation and other transactions	—	—	—	—	23,404	—	—	(3,064)	20,340
Balances at September 30, 2012	682,759	$68	782,207	$78	$3,128,081	$2,655	$(2,159,239)	$1,316,079	$2,287,722

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2012 and 2011 do not necessarily indicate the results that may be expected for the full year.

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. As of September 30, 2012, we offered our services in 88 markets in the United States covering an estimated 135 million people, including an estimated 133 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for substantially all of our wholesale revenues to date, and offers services in each of our 4G markets. In addition to Sprint and our other existing wholesale partners, we have also recently entered into wholesale arrangements with Earthlink, Simplexity, FreedomPop, Leap Wireless, and Jolt Mobile. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses, and seeking additional capital for our current business and the development of our network.

Over the long term, we will need to expand our revenue base by increasing sales to our existing wholesale partners and by adding additional wholesale partners with substantial offload data capacity needs. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators globally as their next generation wireless technology. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position, which includes approximately 160 MHz of spectrum on average in the 100 largest markets in the United States, to offer offload data capacity to existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
As of September 30, 2012, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next twelve months. We do not expect our operations to generate cumulative positive cash flows during the next twelve months. Our cash projections are based on the cash and short term investments we had on hand as of the end of the quarter, the ongoing impact of our cost containment efforts and our current LTE deployment plans, including our plan to deploy approximately 2,000 sites by June 30, 2013. They also rely upon assumptions as to the amount of cash we will receive for our mobile WiMAX services from our retail business and from Sprint under the November 2011 4G MVNO Amendment (See Note 17, Related Party Transactions, for further information). If any of the assumptions underlying our cash projections prove to be inaccurate, we may be required to raise additional capital to fund our current business during the twelve-month period. Also, we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the end of the period.
If we are unable to raise sufficient additional capital to fulfill our funding needs in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail businesses to meet our obligations over the long term, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition - We primarily earn revenue by providing access to our high-speed wireless networks. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. Sprint, our largest wholesale customer, accounts for substantially all of our wholesale revenue to date, and comprises approximately 37% and 36% of total revenues during the three and nine months ended September 30, 2012, respectively.
Revenue consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Retail revenue	$197,215	$194,789	$601,181	$560,613
Wholesale revenue	116,498	137,162	351,879	329,579
Other revenue	169	226	393	1,404
Total revenues	$313,882	$332,177	$953,453	$891,596

In November 2011, we entered into the November 2011 4G MVNO Amendment with Sprint under which, among other things, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint in January 2012. Of the amount due, $900.0 million is being recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million is being recorded as an offset to the interest cost associated with the promissory note. See Note 17, Related Party Transactions, for further information on the provisions of this agreement. Wholesale revenue for the three and nine months ended September 30, 2012 is comprised of the current period portion of the revenue recognized on a straight-line basis from the November 2011 4G MVNO Amendment. For 2011, the majority of our wholesale revenues were derived from our agreement with Sprint signed in April 2011. Under that agreement, revenues were earned as Sprint utilized our network, with usage-based pricing that included volume discounts. In addition to revenues earned during that period, wholesale revenues for the nine months ended September 30, 2011 included revenue of approximately $15.4 million of a $28.2 million settlement amount which relates to wholesale services provided in 2010.
Recent Accounting Pronouncements
The following accounting pronouncements were adopted in the nine months ended September 30, 2012:
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
The following accounting pronouncements were issued by the FASB during the nine months ended September 30, 2012:
In July 2012, the FASB issued new accounting guidance amending impairment testing for indefinite-lived intangible assets. The objective of these amendments is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In October 2012, the FASB issued accounting guidance containing technical corrections and improvements to the Accounting Standards Codification, which we refer to as the Codification. The technical corrections are relatively minor corrections and clarifications. These corrections, which affect various Codification topics and apply to all reporting entities within the scope of those topics, are divided into three main categories: (1) Source literature amendments which carry forward the original intent of certain pre-Codification authoritative literature that was inadvertently altered during the Codification process; (2) Guidance clarification and reference corrections which resulted in changes to wording and references to avoid misapplication or misinterpretation of guidance; and (3) Relocated guidance which moved guidance from one part of the Codification to another to correct instances in which the scope of pre-Codification guidance may have been unintentionally narrowed or broadened during the Codification process. The guidance also made conforming changes for the use of the term "fair value" in certain pre-Codification standards. The FASB did not provide transition guidance for Codification amendments that are not expected to change current practice. However, it did for those amendments that are more substantive and these will be effective for fiscal periods beginning after December 15, 2012. We are still evaluating the impact these technical corrections will have, if any, on our financial condition or results of operations.

3.	Charges Resulting from Cost Savings Initiatives

In connection with our ongoing cost savings initiatives, since the beginning of 2011, a total of approximately 5,800 unutilized tower leases have either been terminated or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with this lease termination initiative, we incurred lease termination costs and recognized a cease-to-use tower lease liability based on the remaining lease rentals (including contractual rent escalations) for leases subject to termination actions, reduced by estimated minimal sublease rentals. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have accrued a liability for such costs. See Note 5, Property, Plant and Equipment, for a description of the write down of costs for projects classified as construction in progress related to the above leases.

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs(1)	Employee Termination Costs	Other Exit Costs(4)	Total
Costs incurred and charged to expense during:
Three months ended September 30, 2011	$42,102	$1,470	$—	$43,572
Three months ended September 30, 2012	7,643	38	—	7,681
Nine months ended September 30, 2011	59,064	9,698	1,075	69,837
Nine months ended September 30, 2012	53,437	496	—	53,933
Cumulative cost incurred to date(2)	$210,289	$20,394	$420	$231,103

Accrued liability as of December 31, 2011	$164,403	$1,597	$—	$166,000
Net costs incurred, excluding non-cash credits	53,437	496	—	53,933
Cash and share payments	(45,005)	(1,968)	—	(46,973)
Accrued liability as of September 30, 2012(3)	$172,835	$125	$—	$172,960

(1)
Lease and other contract termination costs for the three and nine months ended September 30, 2011 includes non-cash credits of $1.2 million and $43.0 million, respectively, representing the reversal of deferred rent balances at the cease-use date, while the costs for the three and nine months ended September 30, 2012 includes $556,000 and $5.3 million, respectively, of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term. Costs for the nine months ended September 30, 2012 also include $25.0 million for the elimination of the remaining estimated sublease rental income from the liability computation.

(2)	Based on current estimates, total costs for these activities are not expected to be significantly different from those incurred to date.

(3)
$2.3 million is recorded within Accounts payable and accrued expenses, $50.3 million is recorded as Other current liabilities and $120.4 million is recorded as Other long-term liabilities on the condensed consolidated balance sheets.

(4)	In the fourth quarter of 2011, an adjustment was recorded to reduce other exit costs by $655,000.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three and nine months ended September 30, 2012, $6.7 million and $49.4 million, respectively were recorded as Cost of goods and services and network costs and $1.0 million and $4.5 million, respectively, were recorded as Selling, general and administrative expenses. For the three and nine months ended September 30, 2011, $35.6 million and $52.1 million, respectively, were recorded as Cost of goods and services and network costs and $8.0 million and $17.8 million, respectively, were recorded as Selling, general and administrative expenses.

4.	Investments
Investments as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012				December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$935,868	$63	$(11)	$935,920	$215,627	$36	$(8)	$215,655
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

5.	Property, Plant and Equipment
Property, plant and equipment, which we refer to as PP&E, as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	Useful	September 30, 2012	December 31, 2011
	Lives (Years)
Network and base station equipment	5 -15	$3,371,977	$3,350,696
Customer premise equipment	2	52,691	82,545
Furniture, fixtures and equipment	3-5	471,497	450,254
Leasehold improvements	Lesser of useful life or lease term	31,544	46,435
Construction in progress	N/A	108,684	262,761
		4,036,393	4,192,691
Less: accumulated depreciation and amortization		(1,684,832)	(1,178,414)
		$2,351,561	$3,014,277

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Supplemental information (in thousands):
Capitalized interest	$1,245	$2,190	$4,658	$16,729
Depreciation expense	$206,174	$159,988	$559,500	$500,956
We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At September 30, 2012 and December 31, 2011, we have recorded capital lease assets with an original cost of $81.2 million within Network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at September 30, 2012 included $54.0 million of costs related to completing network projects not yet placed in service, $50.2 million of network and base station equipment not yet assigned to a project and $4.5 million of costs

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

related to information technology, which we refer to as IT, and other corporate projects.
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
During the nine months ended September 30, 2012, we solidified our LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment. Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture, were abandoned and the related costs written down. In addition, any network equipment not required to support our network deployment plans or sparing requirements were written down to estimated salvage value.
During the nine months ended September 30, 2011, in connection with our plan to deploy LTE alongside our existing WiMAX network and the shift in management's strategic network deployment plans to focus on areas with high usage concentration, any projects that no longer fit within the deployment plans were abandoned and the related costs were written down to salvage value. Additionally, in connection with our cost savings initiatives, we continually review our tower leases and evaluate whether such towers fit within management's deployment plans. In connection therewith, certain tower leases have been terminated, and when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such terminations were written down. See Note 3, Charges Resulting from Cost Savings Initiatives, for a discussion of the costs associated with lease terminations.
We incurred the following charges associated with PP&E for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Abandonment of network projects no longer meeting strategic network plans	$2,588	$24,413	$82,741	$285,582
Abandonment of network projects associated with terminated leases	—	3,601	—	228,343
Abandonment of corporate projects	—	1,115	564	63,416
Total loss from abandonment of network and other assets	2,588	29,129	83,305	577,341
Charges for disposal and differences between recorded amounts and results of physical counts(1)(2)	10,968	30,254	28,233	47,618
Charges for excessive and obsolete equipment(1)	2,994	8,427	58,437	212,124
Total losses on property, plant and equipment	$16,550	$67,810	$169,975	$837,083

(1)    Included in Cost of goods and services and network costs on the condensed consolidated statements of operations.

(2)
For the three and nine months ended September 30, 2012, $8.1 million and $13.3 million, respectively, is included in Selling, general and administrative expense on the condensed consolidated statements of operations.

During the third quarter of 2012, based on the LTE equipment vendor selection process and compatibility of existing network equipment, we identified a portion of WiMAX network equipment that we are planning to change or upgrade during our deployment of LTE technology. We concluded that the useful lives of certain WiMAX equipment should be accelerated beginning in the third quarter of 2012. This resulted in the weighted-average remaining useful life of WiMAX network assets to decrease from approximately four years to approximately three years based on the expected date of equipment removal. We will continue to monitor the estimated useful lives of our network assets as our plans evolve.
During the first quarter of 2012, as a result of Sprint's announcement that it plans to decommission its iDEN network, we evaluated the remaining useful lives of our Network and base station equipment co-located at iDEN sites identified by Sprint to be decommissioned. We concluded that, for certain of the Network and base station equipment at these sites, it is not likely that we would continue to operate our equipment at the current location once Sprint decommissions its site. Therefore, we determined

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the useful lives of the Network and base station equipment at these sites should be accelerated beginning in the first quarter of 2012 from a weighted-average remaining useful life of approximately five years to approximately one - two years based on the expected date of decommissioning.

6.	Spectrum Licenses
Owned and leased spectrum licenses as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	$3,101,783	$—	$3,101,783	$3,098,983	$—	$3,098,983
Spectrum leases and prepaid spectrum	1,364,907	(222,623)	1,142,284	1,364,907	(181,033)	1,183,874
Pending spectrum and transition costs	19,300	—	19,300	15,397	—	15,397
Total spectrum licenses	$4,485,990	$(222,623)	$4,263,367	$4,479,287	$(181,033)	$4,298,254

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$13,851	$14,499	$41,739	$42,345

As of September 30, 2012, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2012	$13,662
2013	54,563
2014	54,163
2015	53,600
2016	52,862
Thereafter	913,434
Total	$1,142,284

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Other Intangible Assets
Other intangible assets as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

		September 30, 2012			December 31, 2011
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	7 years	$108,275	$(82,254)	$26,021	$108,275	$(70,894)	$37,381
Trade names and trademarks	5 years	3,804	(2,916)	888	3,804	(2,346)	1,458
Patents and other	10 years	3,270	(1,461)	1,809	3,228	(1,217)	2,011
Total other intangibles		$115,349	$(86,631)	$28,718	$115,307	$(74,457)	$40,850
As of September 30, 2012, the future amortization of other intangible assets is expected to be as follows (in thousands):

2012	$4,058
2013	12,301
2014	7,736
2015	3,870
2016	325
Thereafter	428
Total	$28,718

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Supplemental Information (in thousands):
Amortization expense	$4,060	$5,024	$12,174	$15,072

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts payable and accrued expenses:
Accounts payable	$71,416	$65,285
Accrued interest	170,292	39,980
Salaries and benefits	21,196	29,075
Business and income taxes payable	20,451	15,304
Other accrued expenses	8,150	7,528
Total accounts payable and accrued expenses	291,505	157,172
Other current liabilities:
Derivative instruments	1,778	8,240
Deferred revenues(1)	119,970	36,691
Current portion of long-term debt	27,079	26,474
Cease-to-use lease liability (2)	50,252	45,645
Other	7,886	5,706
Total other current liabilities	206,965	122,756
Total	$498,470	$279,928
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred rents associated with tower and spectrum leases	$676,280	$555,838
Cease-to-use liability (2)	120,387	117,000
Deferred revenue(1)	75,219	1,207
Other	44,678	45,658
Total	$916,564	$719,703

(1)    See Note 17, Related Party Transactions, for further detail regarding deferred revenue balances with related parties.

(2)	See Note 3, Charges Resulting from Cost Savings Initiatives, for further information.

9.	Income Taxes

Clearwire Corporation, which we refer to as Clearwire or the Company, holds no significant assets other than its equity interests in Clearwire Communications LLC, which we refer to as Clearwire Communications. Clearwire Communications is treated as a partnership for United States federal income tax purposes and therefore does not pay United States federal income tax. As a result, any current and deferred tax consequences are reflected at the partner level. Other than the balances associated with the non-United States operations, the only temporary difference for Clearwire is the difference between the financial statement carrying value and the tax basis associated with the investment in Clearwire Communications.

Time Warner Cable Inc.'s, which we refer to as Time Warner Cable, exchange of 46.4 million Class B common interests in Clearwire Communications, which we refer to as Class B Common Interests, and a corresponding number of shares of Class B common stock in Clearwire, which we refer to as Class B Common Stock, for an equal number of shares of Clearwire's Class A

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

common stock, which we refer to as Class A Common Stock, and which we refer to as the Time Warner Exchange, on September 13, 2012, as well as Comcast Corporation's, which we refer to as Comcast, exchange of 88.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, which we refer to as the Comcast Exchange, on September 27, 2012, resulted in significant changes to Clearwire's financial statement carrying value and the tax basis it has in Clearwire Communications, as well as, an increase in the amount of temporary differences which will reverse within the net operating loss carryforward period.

Our deferred tax assets primarily represent net operating loss, which we refer to as NOL, carry-forwards associated with Clearwire's operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company. The Company is subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of any pre-change in control NOL carryforward as well as the ability to use certain unrealized built in losses as future tax deductions. We believe that the Comcast Exchange, which occurred on September 27, 2012, when combined with other issuances of our Class A Common Stock and certain third party investor transactions involving our Class A Common Stock since December 13, 2011, resulted in a change in control under Section 382 of the Internal Revenue Code. As a result of this change in control and the change in control that occurred on December 13, 2011, we believe that we permanently will be unable to use a significant portion of our NOL carry-forwards that arose before the change in control to offset future taxable income.

We have recognized a deferred tax liability for the difference between the financial statement carrying value and the tax basis of the partnership interest. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in the partnership will not completely reverse within the carry-forward period of the NOLs. The portion of such temporary difference that will reverse within the carry-forward period of the NOLs represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of NOLs, projected future tax losses, and determined that it is appropriate to record a valuation allowance against the portion of our deferred tax assets that are not deemed realizable. As a result of the Time Warner Exchange and the Comcast Exchange, there was an increase in the amount of temporary difference which will reverse within the NOL carry-forward period. Therefore, management determined that it was appropriate to reduce the valuation allowance recorded against our deferred tax assets, along with recording a corresponding deferred tax benefit for our continuing operations. The income tax benefit reflected in our condensed consolidated statements of operations for continuing operations primarily reflects United States deferred taxes net of certain state taxes.

On September 14, 2012, we completed an insolvency filing with respect to our operations in Spain (See Note 18, Discontinued Operations, for further information). As a result, certain intercompany loans related to our international operations will be considered uncollectible for United States federal income tax purposes and, as a result, there is an increase to our deferred tax liability of approximately $172.1 million along with a corresponding deferred tax expense for our discontinued operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Long-term Debt, Net
Long-term debt at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(29,824)	$2,917,670
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(170,392)	458,858
Vendor Financing Notes(3)	LIBOR based(2)	6.25%	2014/2015	33,269	(47)	33,222
Capital lease obligations(3)				61,764	—	61,764
Total debt, net				$4,471,777	$(200,263)	4,271,514
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(27,079)
Total long-term debt, net						$4,244,435
_______________________________________

(1)	Represents weighted average effective interest rate based on quarter-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $558,000 at September 30, 2012.

(3)	As of September 30, 2012, par amount of approximately $94.5 million is secured by assets classified as Network and base station equipment.
(4)    Included in Other current liabilities on the consolidated balance sheets.

	December 31, 2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(35,272)	$2,912,222
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(209,259)	519,991
Vendor Financing Notes(3)	LIBOR based(2)	6.19%	2014/2015	48,379	(103)	48,276
Capital lease obligations(3)				65,590	—	65,590
Total debt, net				$4,290,713	$(244,634)	4,046,079
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(26,474)
Total long-term debt, net						$4,019,605
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	As of December 31, 2011, par amount of approximately $114.0 million is secured by assets classified as Network and base station equipment.

(4)	Included in Other current liabilities on the consolidated balance sheets.

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

The holders of the 2016 Senior Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of specific kinds of changes of control at a price of 101% of the principal plus any unpaid accrued interest to the repurchase date. Under certain circumstances, Clearwire Communications will be required to use the net proceeds from the sale of assets to make an offer to purchase the 2016 Senior Secured Notes at an offer price equal to 100% of the principal amount plus any unpaid accrued interest.

Our payment obligations under the 2016 Senior Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The 2016 Senior Secured Notes contain limitations on our activities, which among other things, include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.

Exchangeable Notes Transaction  — During the first quarter of 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, which we refer to as the Exchange Transaction, pursuant to which Clearwire issued 38.0 million shares of Class A Common Stock for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and Clearwire Communications repurchased $100.0 million in aggregate principal amount of its 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes, for a total price equal to the Purchase Price. Clearwire used the proceeds of the sale of the Class A Common Stock to contribute to Clearwire Communications to allow it to retire $100.0 million in aggregate principal amount of its Exchangeable Notes, plus accrued but unpaid interest, held by the institutional investors. Due to the significant discount resulting from the recognition of the exchange options as a separate derivative liability upon the issuance of the Exchangeable Notes, extinguishment of the Exchangeable Notes in the Exchange Transaction resulted in a loss of $10.1 million recorded in Other income (expense), net on the condensed consolidated statements of operations.
Future Payments — For future payments on our long-term debt see Note 13, Commitments and Contingencies.
Interest Expense — Interest expense included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest coupon(1)	$129,804	$121,250	$388,392	$363,472
Accretion of debt discount and amortization of debt premium, net(2)	10,481	9,536	30,648	30,390
Capitalized interest	(1,245)	(2,190)	(4,658)	(16,729)
	$139,040	$128,596	$414,382	$377,133
_______________________________________

(1)	The nine months ended September 30, 2012 includes $2.5 million of coupon interest relating to Exchangeable Notes, which was settled in the non-cash Exchange Transaction.

(2)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the condensed consolidated balance sheets.

11.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. As a result of the Exchange Transaction, $100.0 million in par value of the Exchange Notes were retired and the related Exchange Options, with a notional amount of 14.1 million shares, were settled at fair value. The Exchange Options

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are indexed to Class A Common Stock, have a notional amount of 88.9 million and 103.0 million shares at September 30, 2012 and December 31, 2011, respectively, and mature in 2040. See Note 10, Long-term Debt, Net, for further information on the Exchange Transaction.
We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our condensed consolidated statements of operations. At September 30, 2012 and December 31, 2011, the Exchange Options’ estimated fair value of $1.8 million and $8.2 million, respectively, was reported in Other current liabilities on our condensed consolidated balance sheets. For the three months ended September 30, 2012 and 2011, we recognized (losses)/gains of $(889,000) and $59.7 million, respectively, from the changes in the estimated fair value in Gain (loss) on derivative instruments in our condensed consolidated statements of operations. For the nine months ended September 30, 2012 and 2011, we recognized gains of $4.9 million and $148.3 million, respectively, from the changes in the estimated fair value in Gain (loss) on derivative instruments in our condensed consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.

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
We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility used in computing the fair value of the Exchange Options at September 30, 2012 and December 31, 2011 of 40% is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility at September 30, 2012 could result in a loss of $3.6 million, or a gain of $1.8 million, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at September 30, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$247,748	$—	$—	$247,748
Short-term investments	$475,439	$460,481	$—	$935,920
Other assets — derivative warrant assets	$—	$—	$195	$195
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(1,778)	$(1,778)
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$891,929	$—	$—	$891,929
Short-term investments	$215,655	$—	$—	$215,655
Other assets — derivative warrant assets	$—	$—	$209	$209
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(8,240)	$(8,240)
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended September 30, 2012 (in thousands):

	July 1, 2012	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at September 30, 2012
Other assets:
Derivatives	$212	$—	$(17)	(1)	$—	$195	$(14)
Other current liabilities:
Derivatives	(889)	—	(889)	(1)	—	(1,778)	5,333
_____________________________________

(1)	Included in Gain (loss) on derivative instruments in the condensed consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended September 30, 2011 (in thousands):

	July 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at September 30, 2011
Long-term investments:
Other debt securities	$18,521	$—	$—		$(4,954)	$13,567	$—
Other assets:
Derivatives	299	—	(12)	(1)	—	287	(95)
Other current liabilities:
Derivatives	(79,311)	—	59,741	(1)	—	(19,570)	148,322
______________________________________

(1)	Included in Gain (loss) on derivative instruments in the condensed consolidated statements of operations.
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2012 (in thousands):

	January 1, 2012	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at September 30, 2012
Other assets:
Derivatives	$209	$—	$(14)	(1)	$—	$195	$(14)
Other current liabilities:
Derivatives	(8,240)	1,553	4,909	(1)	—	(1,778)	5,333
______________________________________

(1)	Included in Gain (loss) on derivative instruments in the condensed consolidated statements of operations.
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the nine months ended September 30, 2011 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	September 30, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at September 30, 2011
Long-term investments:
Other debt securities	$15,251	$—	$—		$(1,684)	$13,567	$—
Other assets:
Derivatives	292	90	(95)	(1)	—	287	(95)
Other current liabilities:
Derivatives	(167,892)	—	148,322	(1)	—	(19,570)	148,322
______________________________________

(1)	Included in Gain (loss) on derivative instruments in the condensed consolidated statements of operations.

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
The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes - 2015	$2,917,670	$2,929,701	$2,912,222	$2,799,820
Senior Secured Notes - 2016	$300,000	$326,625	$—	$—
Second-Priority Secured Notes	$500,000	$460,000	$500,000	$425,000
Exchangeable Notes(1)	$458,858	$457,808	$519,991	$446,134
Vendor Financing Notes	$33,222	$31,501	$48,276	$44,133
_______________________________________

(1)
Carrying value as of September 30, 2012 and December 31, 2011 is net of $170.4 million and $209.3 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of September 30, 2012, are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter, including all renewal periods
Long-term debt obligations	$4,410,013	$5,299	$21,256	$6,236	$2,947,972	$300,000	$1,129,250
Interest payments on long-term debt obligations(1)	3,248,485	255,437	511,075	510,018	509,877	156,163	1,305,915
Operating lease obligations(2)	1,688,927	70,265	397,401	363,286	282,102	185,926	389,947
Operating lease payments for assumed renewal periods(2)	7,964,730	25	3,679	33,993	114,759	204,250	7,608,024
Spectrum lease obligations	6,270,872	40,480	172,370	181,651	176,586	182,322	5,517,463
Spectrum service credits and signed spectrum agreements	107,078	5,430	3,576	3,576	3,576	3,576	87,344
Capital lease obligations(3)	99,548	3,163	12,791	13,744	11,279	7,922	50,649
Purchase agreements	164,233	69,193	62,216	17,871	6,301	1,899	6,753
Total	$23,953,886	$449,292	$1,184,364	$1,130,375	$4,052,452	$1,042,058	$16,095,345
_____________________________________

(1)	Includes $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $51.9 million.

(3)	Payments include $37.8 million representing interest.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Spectrum lease payments	$42,680	$38,851	$134,822	$127,025
Non-cash spectrum lease expense	26,531	24,894	68,527	61,413
Amortization of spectrum leases	13,302	13,951	40,062	40,699
Total spectrum lease expense	$82,513	$77,696	$243,411	$229,137
Operating lease expense	$121,307	$157,909	$380,237	$432,081

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2012. Charges may apply if these commitments are not satisfied. These charges are included in operating lease obligations in the table above.

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at September 30, 2012 was approximately 22 years, including renewal terms. We expect that all renewal periods in our spectrum leases will be renewed by us.

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three and nine months ended September 30, 2012, we satisfied $910,000 and $2.6 million, respectively, related to these commitments. During the three and nine months ended September 30, 2011, we satisfied $940,000 and $4.0 million, respectively. The maximum remaining commitment at September 30, 2012 is $102.5 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

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
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any ETFs paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. On May 23, 2012, the Washington Supreme Court issued a decision holding that an ETF is a permissible alternative performance provision. The Court of Appeals has stayed the matter. The parties have agreed to settle the lawsuit. The Court has granted preliminary approval of the settlement. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amount accrued is considered immaterial to the financial statements.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The parties stipulated to allow a Fifth Amended Complaint. The evidentiary hearing and the matter are stayed pending settlement negotiations. The parties completed a mediation and reached a preliminary settlement in principal. Settlement negotiations are ongoing. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements. This case is in the early stages of litigation and its outcome is unknown.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, which we refer to as Concepcion, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. The parties have agreed to settle the lawsuit. The Court has granted preliminary approval of the settlement. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. The parties have agreed to settle the lawsuit. The Court has granted preliminary approval of the settlement. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In August 2012, Richard Wuest filed a purported class action against Clearwire in the California Superior Court, San Francisco County. Plaintiff alleges that Clearwire violated California's Invasion of Privacy Act, Penal Code 630, notably §632.7, which prohibits the recording of communications made from a cellular or cordless telephone without the consent of all parties to the communication. Plaintiff seeks statutory damages and injunctive relief, costs, attorney fees, pre and post judgment interest. Clearwire has filed a motion to remove the matter to federal court. Clearwire's answer or other response is due November 2, 2012.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The litigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
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
As of September 30, 2012, there were 34,450,338 shares available for grant under the Clearwire Corporation 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, performance based RSUs and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional share grants will be granted under the Clearwire Corporation 2007 Stock Compensation Plan or the Clearwire Corporation 2003 Stock Option Plan.
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
A summary of the RSU activity from January 1, 2012 through September 30, 2012 is presented below:

	Restricted Stock Units		Weighted- Average Grant Price
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
Restricted stock units outstanding — January 1, 2012	—	10,749,723	$—	$4.79
Granted	6,619,937	17,479,968	1.96	2.25
Forfeited	(105,377)	(1,763,701)	1.99	3.42
Vested	—	(4,420,990)	—	4.48
Restricted stock units outstanding — September 30, 2012	6,514,560	22,045,000	$1.96	$2.84
As of September 30, 2012, we have total unrecognized compensation cost of approximately $36.5 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of option activity from January 1, 2012 through September 30, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding — January 1, 2012	4,560,751	$13.98
Granted	—	—
Forfeited	(178,925)	14.31
Exercised	—	—
Options outstanding — September 30, 2012	4,381,826	$13.96
Vested and expected to vest —September 30, 2012	4,364,590	$14.00
Exercisable outstanding — September 30, 2012	4,125,637	$14.52
The total unrecognized share-based compensation costs related to non-vested stock options outstanding at September 30, 2012 was approximately $148,000 and is expected to be recognized over a weighted average period of approximately seven months.
Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Share-based compensation expense recognized for all plans for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options	$71	$470	$186	$934
RSUs	7,856	9,422	20,154	20,149
Sprint Equity Compensation Plans	—	—	—	73
	$7,927	$9,892	$20,340	$21,156

15.	Stockholders’ Equity

The following table lists the voting interests in Clearwire as of September 30, 2012:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	—	—	705,359,348	90.2%	705,359,348	48.1%
Comcast	88,504,132	13.0%	—	—	88,504,132	6.0%
Time Warner Cable	46,404,782	6.8%	—	—	46,404,782	3.2%
Bright House	—	—	8,474,440	1.1%	8,474,440	0.6%
Intel	28,432,066	4.2%	65,644,812	8.4%	94,076,878	6.4%
Eagle River	30,922,958	4.5%	2,728,512	0.3%	33,651,470	2.3%
Other Shareholders	488,494,797	71.5%	—	—	488,494,797	33.4%
	682,758,735	100.0%	782,207,112	100.0%	1,464,965,847	100.0%
_______________________________________

(1)	The holders of Class B Common Stock hold an equivalent number of Class B Common Interests.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sprint, Intel Corporation, which we refer to as Intel, Bright House Networks LLC, which we refer to as Bright House, and Eagle River Holdings LLC, which we refer to as Eagle River, own shares of Clearwire Class B Common Stock that have equal voting rights to Clearwire's Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of Class B Common Stock. Sprint, Intel, Bright House, and Eagle River hold their economic rights through ownership of Class B Common Interests.
On September 4, 2012, Time Warner Cable provided us with notice of its intent to exchange 46.4 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Amended and Restated Operating Agreement dated as of November 28, 2008 governing Clearwire Communications, which we refer to as the Operating Agreement. The exchange was completed on September 13, 2012.
On September 27, 2012, we entered into an underwriting agreement, which we refer to as the Underwriting Agreement, with Credit Suisse Securities (USA) LLC, which we refer to as the Underwriter and Time Warner Cable. On October 3, 2012, under the terms and subject to the conditions contained in the Underwriting Agreement, Time Warner Cable sold to the Underwriter all of its 46.4 million shares of our Class A Common Stock. Following such sale of the Class A Common Stock, Time Warner Cable no longer owns any shares of our Class A Common Stock or Class B Common Stock, nor does it own any Class B Common Interests. We did not receive any proceeds from the sale of our Class A Common Stock by Time Warner Cable.

On September 24, 2012, Comcast Wireless Investment, LLC, an affiliate of Comcast, provided us with notice of its intent to exchange 88.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Operating Agreement. The exchange was completed on September 27, 2012.
During the second quarter of 2011, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire. Subsequently, during the second quarter of 2012, Sprint exercised its right to revoke the surrender of the 77.4 million shares of Class B Common Stock relinquished in June 2011. The Class B Common Stock was reissued to Sprint on June 8, 2012. This transaction did not impact Sprint's economic interest in the Company, which it holds through its ownership of Class B Common Interests. At September 30, 2012, Sprint's economic interest in Clearwire and its subsidiaries is equal to its voting interest and is approximately 48.1% percent.
During the second quarter of 2012 we also entered into a sales agreement, which we refer to as the Sales Agreement, with Cantor Fitzgerald & Co., which we refer to as CF&Co, pursuant to which we may offer and sell shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent. Subject to the terms and conditions of the Sales Agreement, CF&Co will use its commercially reasonable efforts to sell shares of Class A Common Stock on our behalf on a daily basis or as otherwise agreed by us and CF&Co. We will designate the parameters by which CF&Co will sell shares of Class A Common Stock on our behalf, including the total number of shares of Class A Common Stock to be issued, the time period during which sales are requested to be made, any limitation on the number of shares of Class A Common Stock that may be sold in any one trading day and any minimum price below which sales may not be made. We and CF&Co each have the right, by giving written notice as specified in the Sales Agreement, to terminate the Sales Agreement in each party's sole discretion at any time. We will pay CF&Co a commission equal to 2.0% of the gross sales price per share of Class A Common Stock sold under the Sales Agreement. We have also agreed to reimburse CF&Co for certain of its expenses as set forth in the Sales Agreement and to indemnify CF&Co against certain liabilities. We have sold 48.4 million shares of Class A Common Stock under the Sales Agreement for net proceeds of $58.5 million. On July 26, 2012, we announced that we elected to cease further sales under the Sales Agreement.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(320,410)	$(479,457)	$(1,312,463)	$(2,212,387)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	279,066	395,955	945,886	1,751,483
Net loss from continuing operations attributable to Class A Common Stockholders	(41,344)	(83,502)	(366,577)	(460,904)
Net loss from discontinued operations attributable to Class A Common Stockholders	(172,437)	(1,289)	(174,836)	(19,580)
Net loss attributable to Class A Common Stockholders	$(213,781)	$(84,791)	$(541,413)	$(480,484)
Weighted average shares Class A Common Stock outstanding	558,083	248,796	508,461	246,621
Net loss per share from continuing operations	$(0.07)	$(0.34)	$(0.72)	$(1.87)
Net loss per share from discontinued operations	(0.31)	(0.01)	(0.34)	(0.08)
Net loss per share	$(0.38)	$(0.35)	$(1.06)	$(1.95)
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
For the three and nine months ended September 30, 2012 and 2011, shares issuable upon the conversion of the Exchangeable Notes were excluded in the computation of diluted net loss per share as their inclusion would have been antidilutive.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net loss per share attributable to holders of Class A Common Stock on a diluted basis is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss from continuing operations attributable to Class A Common Stockholders	$(41,344)	$(83,502)	$(366,577)	$(460,904)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(279,066)	(395,955)	(945,886)	(1,751,483)
Tax adjustment resulting from dissolution of Clearwire Communications	(7,519)	(6,624)	(23,301)	(24,890)
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(327,929)	(486,081)	(1,335,764)	(2,237,277)
Net loss from discontinued operations available to Class A Common Stockholders	(172,437)	(1,289)	(174,836)	(19,580)
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	(495)	(3,849)	(4,504)	(59,165)
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(172,932)	(5,138)	(179,340)	(78,745)
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	$(500,861)	$(491,219)	$(1,515,104)	$(2,316,022)
Weighted average shares Class A Common Stock outstanding	558,083	248,796	508,461	246,621
Weighted average shares converted from Class B Common Stock outstanding	904,189	666,068	867,853	708,886
Total weighted average shares Class A Common Stock outstanding (diluted)	1,462,272	914,864	1,376,314	955,507
Net loss per share from continuing operations	$(0.22)	$(0.53)	$(0.97)	$(2.34)
Net loss per share from discontinued operations	(0.12)	(0.01)	(0.13)	(0.08)
Net loss per share	$(0.34)	$(0.54)	$(1.10)	$(2.42)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Exchangeable Notes conversion shares	88,877	103,001	92,692	103,001
Stock options	4,460	5,549	4,505	10,203
Restricted stock units	29,265	13,125	26,401	14,361
Warrants (1)	375	1,775	738	9,761
	122,977	123,450	124,336	137,326
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
We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Google, Comcast, Time Warner Cable, Bright House, Eagle River, and Ericsson Inc., all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$51,677	$78,282
Prepaid assets and other assets	$5,622	$2,229
Accounts payable and accrued expenses	$3,795	$4,736
Other current liabilities	$96,684	$13,953
Other long-term liabilities	$111,839	$35,147

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$116,058	$137,065	$350,378	$329,590
Cost of goods and services and network costs (inclusive of capitalized costs) (1)	$36,116	$65,381	$111,600	$137,367
Selling, general and administrative (inclusive of capitalized costs)	$11,470	$11,704	$33,872	$19,234
_____________________________________
(1) The amounts presented for the three and nine months ended September 30, 2011 reflect the inclusion of $5.1 million and $14.9 million respectively, of non-cash rents related to leases with Sprint.
Rollover Notes — In connection with the issuance of the 2015 Senior Secured Notes on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes. From time to time, other related parties may hold our debt, and as debtholders, would be entitled to receive interest payments from us.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owns the largest interest in Clearwire with an effective voting and economic interest of approximately 48.1%, and Intel, Bright House and Eagle River collectively own voting and economic interest in Clearwire of approximately 9.3%. After the conversion of their Class B Common Interests and corresponding number of Class B Common Stock into Class A Common Stock, Comcast and Time Warner Cable together own voting interest in Clearwire of approximately 9.2% at September 30, 2012.
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
In addition to the $150.0 million received from Sprint relating to the Sprint Promissory Note in January 2012, for the three and nine months ended September 30, 2012 we received $150.1 million and $376.7 million, respectively, from Sprint for 4G broadband wireless services. For the three and nine months ended September 30, 2011, we received $98.7 million and $325.6 million, respectively, from Sprint for 4G broadband services. As of September 30, 2012 and December 31, 2011 we had $166.5 million and $10.5 million, respectively, of deferred revenue included in the Other current liabilities and Other long-term liabilities representing the unused portion of the settlement amount for outstanding disputes related to prior usage that have not yet been recognized. At September 30, 2012, those balances also include the outstanding principal and accrued interest related to the Sprint Promissory Note. Amounts due for usage are recognized in Accounts receivable as the related services are provided. As of September 30, 2012 and December 31, 2011, $50.2 million and $76.6 million, respectively, were recorded in Accounts receivable relating to Sprint. During the three and nine months ended September 30, 2012, wholesale revenue recorded attributable to Sprint comprised approximately 37% and 36%, respectively, of total revenues and substantially all of our wholesale revenues.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the three and nine months ended September 30, 2012, we paid $1.0 million and $3.6 million, respectively, to Sprint for 3G wireless services provided by Sprint to us. For the three and nine months ended September 30, 2011, we paid $1.7 million and $15.9 million, respectively, to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. Either party may terminate the lease by providing a 30 days notice of termination. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the three and nine months ended September 30, 2012, we made rent payments under this agreement of

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$15.9 million, and $44.2 million, respectively. During the three and nine months ended September 30, 2011, we made rent payments under this agreement of $13.6 million and $42.2 million, respectively.
Master Agreement for Network Services — In November 2008, we entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is 5 years, but can be extended for an additional 5 years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain related parties that contain commitments that extend up to 5 years.
Ericsson, Inc — Ericsson provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our Board of Directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the three and nine months ended September 30, 2012, we paid $18.3 million and $57.1 million, respectively, to Ericsson for network management services. For the three and nine months ended September 30, 2011, we paid $18.7 million and $19.5 million, respectively, to Ericsson for network management services.

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

On September 14, 2012, we made an insolvency filing with respect to our operations in Spain. Under Spanish bankruptcy laws, we continue to maintain control of the operations until the Spanish Court assigns a receiver, at which point the receiver will assume control of the entity and begin to liquidate the assets. We will continue to consolidate the Spanish operations until we no longer have control. As a result, certain intercompany loans related to our international operations will be considered uncollectible for United States federal income tax purposes and, as a result, there is an increase to our deferred tax liability of approximately $172.1 million along with a corresponding deferred tax expense for our discontinued operations.

During the nine months ended September 30, 2012, we completed the sale of the operations in Germany and Belgium for total expected proceeds of approximately $18.9 million. We have received approximately half of the expected proceeds and expect to receive the remainder by March 2013. In connection with the sale transactions, we have also extended a loan of approximately $900,000 to one of the purchasers and obtained an option to utilize the proceeds from repayment of the loan to obtain a 10% equity interest in the purchaser at the maturity of the loan in April 2019. During the nine months ended September 30, 2012, we recognized a gain on the sale of these operations of approximately $11.0 million, net of taxes and the reclassification of cumulative translation adjustments of $92,000 and $3.2 million, respectively, in Net loss from discontinued operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information for discontinued operations is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$1,390	$5,279	$8,121	$15,983

Loss from discontinued operations before income taxes	$(830)	$(5,054)	$(7,146)	$(83,684)
Income tax benefit (provision)(1)	(172,102)	(84)	(172,194)	4,939
Net loss from discontinued operations	(172,932)	(5,138)	(179,340)	(78,745)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	495	3,849	4,504	59,165
Net loss from discontinued operations attributable to Clearwire Corporation	$(172,437)	$(1,289)	$(174,836)	$(19,580)
_____________________________________
(1) See Note 9, Income Taxes, for further detail regarding the tax provision related to discontinued operations.

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,271	$1,815
Prepaid and other assets	508	1,739
Total current assets	2,779	3,554
Property, plant and equipment, net	8,424	10,351
Spectrum licenses, net	7,135	19,313
Other assets	740	3,478
Total assets of discontinued operations	$19,078	$36,696
Liabilities
Other current liabilities	$3,442	$8,930
Other long-term liabilities	15,651	16,266
Total liabilities of discontinued operations	$19,093	$25,196

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.
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

Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. As of September 30, 2012, we offered our services in 88 markets in the United States covering an estimated 135 million people, including an estimated 133 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for primarily all of our wholesale sales to date, and offers services in each of our 4G markets. In addition to Sprint and our other existing wholesale partners, we have also recently entered into wholesale arrangements with Earthlink, Simplexity, FreedomPop, Leap Wireless, and Jolt Mobile. We ended the quarter with approximately 1.4 million retail and 9.1 million wholesale subscribers. An amendment of the 4G MVNO agreement with Sprint signed in November 2011, which we refer to as the November 2011 4G MVNO Amendment, provides for unlimited WiMAX service to Sprint retail customers in exchange for fixed payments in 2012 and 2013, so fluctuations in the wholesale subscriber base will not necessarily correlate to wholesale revenue. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses, and seeking additional capital for our current business and to continue the development of our network.

Over the long term, we will need to expand our revenue base by increasing sales to our existing wholesale partners and by adding additional wholesale partners. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, which we refer to as LTE technology, which is currently being adopted by most wireless operators globally as their next generation wireless technology.
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
Subject to availability of funding, we plan to overlay up to 8,000 existing sites that currently operate on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX, with Time Division Duplex LTE, which we refer to as TDD-LTE, operating over 20 MHz-wide channels. The initial phase of the overlay,

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

anticipated to be completed by the end of June 2013, includes approximately 2,000 sites focused primarily in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services. We believe the timing of the completion of the initial phase allows us to better align our capital expenditures with the expected receipt of LTE revenues.Our planned deployment of the initial 2,000 sites by June 30, 2013 will satisfy a LTE prepayment milestone under the terms of our recently amended agreements with Sprint.
The success of our current plans will depend to a large extent on whether we succeed in the following areas: adding new wholesale partners with substantial offload data capacity needs and generating or exceeding the revenue levels we currently expect for the wholesale portion of our business; maintaining our retail base and revenues while continuing to realize the benefits from cost savings initiatives; deploying LTE technology on our network; and raising additional capital. Our ability to satisfy the requirements of our current plans in each of these areas remains uncertain.  Given this uncertainty, we regularly review our current plans and other strategic options, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business and maximize shareholder value.

Liquidity and Capital Resource Requirements

During the nine months ended September 30, 2012, we incurred $1.31 billion of net losses from continuing operations. We utilized $181.7 million of cash from operating activities of continuing operations and spent $73.2 million of cash on capital expenditures in the improvement and maintenance of our existing networks and for the deployment of our LTE network.

As of September 30, 2012, we had available cash and short-term investments of approximately $1.18 billion. On January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications LLC, which we refer to as Clearwire Communications, of $300.0 million aggregate principal amount of 14.75% first-priority senior secured notes due 2016, which we refer to as the 2016 Senior Secured Notes, at an issue price of 100%. On March 15, 2012, we entered into securities purchase agreements with certain institutional investors, pursuant to which we sold shares of Clearwire Corporation Class A common stock, which we refer to as Class A Common Stock, for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and in connection with the sale, Clearwire Communications repurchased $100.0 million in aggregate principal amount of our 8.25% exchangeable notes due 2040, which we refer to as Exchangeable Notes, for a total price equal to the Purchase Price.

On May 4, 2012, we entered into a sales agreement with Cantor Fitzgerald & Co., which we refer to as CF&Co, pursuant to which we may offer and sell shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent. We received net proceeds of approximately $58.5 million related to this agreement. On July 26, 2012, we announced that we elected to cease further sales under this sales agreement.

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

As of September 30, 2012, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next twelve months. We do not expect our operations to generate cumulative positive cash flows during the next twelve months. Our cash projections are based on the cash and short term investments we had on hand as of the end of the quarter, the ongoing impact of our cost containment efforts and our current LTE deployment plans, including our plan to deploy approximately 2,000 sites by June 30, 2013. They also rely upon assumptions as to the amount of cash we will receive for our mobile WiMAX services from our retail business and from Sprint under the November 2011 4G MVNO Amendment. If any of the assumptions underlying our cash projections prove to be inaccurate, we may be required to raise additional capital to fund our current business during the twelve-month period. Also, we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the end of the period.

The amount of additional capital we will need in either case, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. Our capital requirements will largely

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

be predicated on the amount of cash we receive from Sprint for our services beyond the minimum commitments specified in the November 2011 4G MVNO Amendment and our ability to secure commitments from new wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner. Each will primarily depend on whether our construction of an LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our WiMAX network beyond 2013. Other factors significantly affecting our capital needs include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance. Accordingly, any delays in the deployment of our planned LTE network, such as those that would occur if our vendors are unable to meet our planned timelines or we are unable to integrate with Sprint's network in a timely manner, delays in current and prospective wholesale partners' rollout of LTE services that rely on our network or unexpected increases in the costs we incur in deploying our LTE network, which would result if we are unable to secure equipment or services from vendors on the terms we expect or we encounter other unexpected problems with the deployment, may materially increase the additional capital we require for our business.

Whether we will be able to successfully fulfill our additional capital needs in a timely manner is uncertain. We continue to pursue various alternatives for securing additional capital. These alternatives include obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors; however, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and, with the current trading price of our Class A Common Stock, any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. With our existing level of indebtedness and inability to issue additional secured indebtedness under our existing indentures, additional debt financings may not be available on acceptable terms or at all and, even if available, could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Other sources of additional capital could include, among other things, a sale of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner is uncertain.

Additionally, as previously stated, we regularly evaluate our plans and other strategic options, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also substantially change our capital requirements in the near and/or long term.
If we are unable to raise sufficient additional capital to fulfill our funding needs in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail businesses to meet our obligations over the long term, our business prospects, financial condition and results of operations will likely be materially and adversely affected, and we will be forced to consider all available alternatives.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

We have identified the following significant change in our critical accounting estimates during the nine months ended September 30, 2012 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Property, Plant and Equipment
A significant portion of our total assets is property, plant and equipment, which we refer to as PP&E. PP&E represented $2.35 billion of our $8.15 billion in total assets as of September 30, 2012. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we periodically review these factors to assess the remaining life of our asset base. When these factors indicate that an asset's useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life.
During the third quarter of 2012, based on the LTE equipment vendor selection process and compatibility of existing network equipment, we identified a portion of WiMAX network equipment that we are planning to change or upgrade during our deployment of LTE technology. We concluded that the useful lives of certain WiMAX equipment should be accelerated beginning in the third quarter of 2012. This resulted in the weighted-average remaining useful life of WiMAX network assets to decrease from approximately four years to approximately three years based on the expected date of equipment removal. We will continue to monitor the estimated useful lives of our network assets as our plans evolve.
During the first quarter of 2012, as a result of Sprint's recent announcement that it plans to decommission its iDEN network, we evaluated the remaining useful lives of our Network and base station equipment co-located at iDEN sites identified by Sprint to be decommissioned. We concluded that, for certain of the Network and base station equipment at these sites, it is not likely that we would continue to operate our equipment at the current location once Sprint decommissions its site and therefore, we determined the useful lives of the Network and base station equipment at these sites should be accelerated beginning in the first quarter of 2012 from a weighted-average remaining useful life of approximately five years to approximately one - two years based on the expected date of decommissioning.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Results of Operations
The following table sets forth operating data for the periods presented (in thousands, except percentages).

			Percentage Change			Percentage Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Revenues:
Retail revenues	$197,215	$194,789	1.2%	$601,181	$560,613	7.2%
Wholesale revenues	116,498	137,162	(15.1)%	351,879	329,579	6.8%
Other revenues	169	226	(25.2)%	393	1,404	(72.0)%
Total revenues	313,882	332,177	(5.5)%	953,453	891,596	6.9%
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	211,540	282,459	(25.1)%	699,756	955,967	(26.8)%
Selling, general and administrative expense	139,365	176,469	(21.0)%	419,713	569,565	(26.3)%
Depreciation and amortization	210,781	165,560	27.3%	573,320	517,674	10.7%
Spectrum lease expense	82,513	77,696	6.2%	243,411	229,137	6.2%
Loss from abandonment of network and other assets	2,588	29,129	(91.1)%	83,305	577,341	(85.6)%
Total operating expenses	646,787	731,313	(11.6)%	2,019,505	2,849,684	(29.1)%
Operating loss	(332,905)	(399,136)	16.6%	(1,066,052)	(1,958,088)	45.6%
Other income (expense):
Interest income	555	534	3.9%	1,352	2,063	(34.5)%
Interest expense	(139,040)	(128,596)	(8.1)%	(414,382)	(377,133)	(9.9)%
Gain (loss) on derivative instruments	(906)	59,729	(101.5)%	4,895	148,227	(96.7)%
Other income (expense), net	137	(1,261)	110.9%	(13,414)	966	N/M
Total other income (expense), net	(139,254)	(69,594)	100.1%	(421,549)	(225,877)	(86.6)%
Loss from continuing operations before income taxes	(472,159)	(468,730)	(0.7)%	(1,487,601)	(2,183,965)	31.9%
Income tax benefit (provision)	151,749	(10,727)	N/M	175,138	(28,422)	716.2%
Net loss from continuing operations	(320,410)	(479,457)	33.2%	(1,312,463)	(2,212,387)	40.7%
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	279,066	395,955	(29.5)%	945,886	1,751,483	(46.0)%
Net loss from continuing operations attributable to Clearwire Corporation	(41,344)	(83,502)	50.5%	(366,577)	(460,904)	20.5%
Net loss from discontinued operations attributable to Clearwire Corporation	(172,437)	(1,289)	—%	(174,836)	(19,580)	(792.9)%
Net loss attributable to Clearwire Corporation	$(213,781)	$(84,791)	(152.1)%	$(541,413)	$(480,484)	(12.7)%
Revenues

Retail revenues are primarily generated from subscription fees for our 4G and Pre-4G services, as well as from sales of 4G devices. Wholesale revenues are primarily generated from service fees for our 4G services.

The increase in retail revenues for the three and nine months ended September 30, 2012 of $2.4 million and $40.6 million,

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

respectively, as compared to the same periods in 2011 is due primarily to growth in subscribers and an increase in equipment revenues as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model under our new no-contract retail offering. Our ending retail subscribers were 1.4 million at September 30, 2012. While we expect retail revenues to remain relatively consistent with the amount recognized in 2011, we continue to focus on maximizing cash flow from our retail business.

Recognition of wholesale revenue during the three and nine months ended September 30, 2012 compared to the same period in the prior year in 2011 changed from usage-based pricing to fixed pricing. Under the November 2011 4G MVNO Amendment, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. Of the amount due, $900.0 million is being recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million is being recorded as an offset to the interest cost associated with the promissory note. As a result, the amount of wholesale revenue from Sprint that will be recognized in 2012 and 2013 will not be impacted by either the number of Sprint's retail customers or by their usage during the period. Wholesale revenue of $116.5 million and $351.9 million during the three and nine months ended September 30, 2012 primarily represents the current period straight-line recognition of the $900.0 million due from Sprint.

Wholesale revenue of $137.2 million and $329.6 million during the three and nine months ended September 30, 2011 is comprised of usage-based fees received from our wholesale partners, primarily Sprint. Wholesale revenue during the nine months ended September 30, 2011 included approximately $15.4 million of a $28.2 million settlement payment, representing the amount allocated to the settlement of 2010 pricing disputes.

Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three months ended September 30, 2012 and 2011, wholesale revenue recorded attributable to Sprint comprised approximately 37% and 40% of total revenues, respectively, and substantially all of our wholesale revenues. During the nine months ended September 30, 2012 and 2011, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues. Due to the significance of wholesale revenue from Sprint to total revenues and the impact of changing from usage-based pricing to fixed pricing agreed to in the November 2011 4G MVNO Amendment, we currently expect total wholesale revenues for 2012 to be less than that recognized in 2011. Therefore, in order to grow our revenues beyond the fixed fees for WiMAX services in 2012 and 2013 provided in the November 2011 4G MVNO Amendment, we are focusing our efforts on deploying our LTE network and leveraging that network to add new wholesale partners and to generate usage-based revenue from Sprint under the November 2011 4G MVNO Amendment.
Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs primarily includes tower and network costs, provision for excessive and obsolete equipment, cost of goods sold and cost of services. Tower costs include rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites. Cost of goods sold include the cost of customer premise equipment sold to subscribers, and cost of services include, among other things, costs incurred to provide 3G wireless services to our dual-mode customers.

The change in Cost of goods and services and network costs during the three and nine months ended September 30, 2012 as compared to the same period in 2011 resulted primarily from a decrease in the charges for excessive and obsolete equipment The charges related to the provision for excessive and obsolete equipment were $3.0 million and $58.4 million for the three and nine months ended September 30, 2012 compared to $8.4 million and $212.1 million for the same period in 2011 driven primarily by a decrease in the charges for network equipment not required to support our network deployment plans or sparing requirements which were identified as we solidified our LTE network architecture.

In addition to the decrease in the charges for excessive and obsolete equipment was a decrease in tower and network costs and cost of services. For the three and nine months ended September 30, 2012, we incurred approximately $164.9 million and $511.4 million in tower and network costs, respectively, compared to $208.6 million and $572.8 million for the same periods in the prior year. Tower and network costs for the three and and nine months ended September 30, 2012 included $7.6 million and

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

$53.4 million of charges related to lease termination costs and recognition of cease-to-use liabilities for backhaul circuits and tower leases where we have provided notice to our landlords of our intention not to renew. Tower and network costs for the three and and nine months ended September 30, 2011 included $42.1 million and $59.1 million of charges related to lease termination costs and recognition of cease-to-use liabilities for backhaul circuits and tower leases where we have provided notice to our landlords of our intention not to renew. The remaining decrease is primarily due to a decrease in the number of tower leases resulting from termination activities undertaken as a result of our cost savings initiatives in 2011.

Additionally, for the three and nine months ended September 30, 2012, we incurred approximately $11.6 million and $31.9 million in customer premise equipment costs, respectively, compared to $2.2 million and $8.0 million for the same periods in the prior year. The increase in volume of sold customer premise equipment is due to our no contract business model, which requires new retail customers to purchase the equipment.

In 2012, we expect costs of goods sold to increase as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model. We expect tower and network costs needed to operate our existing network, excluding the impact of charges related to recognition of cease-to-use liabilities, if any, to remain consistent with the level of costs incurred through the first nine months of 2012.
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

The decrease in SG&A expenses for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily due to lower general and administrative expenses resulting from workforce reductions and the impact of our outsourcing arrangement with Teletech, as well as lower sales and marketing expenses due to our cost containment efforts. Additionally, our recent shift to a no contract retail offering and the resulting revision of our existing commission arrangements resulted in lower commission expense. During the three months ended September 30, 2012 compared to the same period in 2011, employee expenses decreased $8.8 million, or 19.3%, commission expenses decreased $2.6 million, or 13.3%, and marketing and advertising expenses decreased $2.5 million, or 14.5%. During the nine months ended September 30, 2012 compared to the same period in 2011, employee expenses decreased $75.1 million, or 40.8%, commission expenses decreased $17.3 million, or 29.3%, and marketing and advertising expenses decreased $7.9 million, or 11.2%.

We expect total SG&A expense to decrease in 2012 as compared to 2011 as we continue to experience the effects of our cost containment measures and our shift to a no contract retail offering, as well as the workforce reductions that commenced in November 2010 and continued in 2011.
Depreciation and Amortization

Depreciation and amortization expense primarily represents depreciation recorded on PP&E and amortization of intangible assets. The increase during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily a result of an increase in depreciation beginning in July 2012 resulting from a change in estimated useful lives for a portion of WiMAX network equipment that we are planning to change or upgrade during our deployment of LTE technology as well as an increase in depreciation beginning in March 2012 resulting from a change in estimated useful lives of the Network and base station equipment co-located at iDEN sites which Sprint plans to decommission. See further discussion above in "Critical Accounting Policies and Estimates". This increase was partially offset by a decrease in depreciation and amortization as the amount of leased customer premise equipment, which we refer to as CPE, subject to depreciation continues to decline because we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model.

We expect depreciation and amortization in 2012 to increase as compared with 2011 due to the change in estimated useful lives of certain Network and base station equipment as described above and as we add new PP&E assets during the remainder of

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

2012 with the deployment of our LTE network, partially offset by a decrease in depreciation and amortization as the amount of leased CPE subject to depreciation continues to decline.

Spectrum Lease Expense

Total spectrum lease expense recorded was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Spectrum lease payments	$42,680	$38,851	$134,822	$127,025
Non-cash spectrum lease expense	26,531	24,894	68,527	61,413
Amortization of spectrum leases	13,302	13,951	40,062	40,699
Total spectrum lease expense	$82,513	$77,696	$243,411	$229,137

Total spectrum lease expense increased $4.8 million and $14.3 million for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 as a result of the renewal of spectrum leases held by us at higher rates.

While we do not expect to add a significant number of new spectrum leases in 2012, we do expect our spectrum lease expense to increase. As we renew the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
Loss from Abandonment of Network and Other Assets

We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. During the first quarter of 2012, we solidified our LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment. As a result, we evaluated the costs included in construction in progress in conjunction with those network deployment plans. Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture were abandoned and the related costs written down.  This assessment resulted in the write-downs of network equipment and cell site development costs of $2.6 million and $82.7 million during the three and nine months ended September 30, 2012.

During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of our prior build plans in early 2011 and due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE alongside mobile WiMAX in areas of expected high usage concentration, we decided to abandon certain projects that no longer fit within management's strategic network plans. During the three and nine months ended September 30, 2011, we incurred approximately $24.4 million and $285.6 million, respectively, for the abandonment of network projects that no longer met management's strategic network plans.

Additionally, in connection with our cost savings initiatives, we identified, evaluated and terminated certain unutilized tower leases that no longer fit within management's deployment plan, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such termination actions were written down, resulting in a charge of $3.6 million and $228.3 million for the three and nine months ended September 30, 2011.

Additionally, we also periodically assess certain assets associated with our corporate operations that have not yet been placed in service. Any projects which were no longer expected to be completed were written down to expected fair value. During nine months ended September 30, 2011, certain internally-developed software projects were abandoned resulting in a charge of approximately $62.0 million.

As we continue to revise our business plans in response to changes in our strategy, our commitment under the November 2011 4G MVNO Amendment and funding availability, additional assets could be identified for abandonment, for which there could be associated write-downs.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Interest Expense
Interest expense recorded was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Senior secured notes	$104,104	$92,279	$308,566	$276,833
Second-priority secured notes	15,270	15,239	45,783	46,811
Exchangeable notes	18,565	20,451	57,277	61,932
Vendor financing notes	535	846	1,868	2,649
Capital lease obligations	1,811	1,971	5,546	5,637
Total interest expense on debt	140,285	130,786	419,040	393,862
Less: capitalized interest	(1,245)	(2,190)	(4,658)	(16,729)
Total interest expense	$139,040	$128,596	$414,382	$377,133

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest coupon (1)	$129,804	$121,250	$388,392	$363,472
Accretion of debt discount and amortization of debt premium, net	10,481	9,536	30,648	30,390
Capitalized interest	(1,245)	(2,190)	(4,658)	(16,729)
Total interest expense	$139,040	$128,596	$414,382	$377,133

(1)	For the nine months ended September 30, 2012, includes $2.5 million of coupon interest relating to Exchangeable Notes which was settled in the non-cash exchange transaction.

The increase in interest expense and interest coupon for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is due to the addition of $300.0 million of 2016 Senior Secured Notes in January 2012. In addition, the amount of interest capitalized during 2012 declined due to the substantial completion of our WiMAX network build in early 2011.

As a result of the issuance of an additional $300.0 million of 2016 Senior Secured Notes in January 2012, we expect interest cost to increase in 2012 relative to 2011. We also expect the amount of interest capitalized to increase as we begin to deploy LTE technology on our network.
Gain (Loss) on Derivative Instruments

In connection with the issuance of the Exchangeable Notes in December 2010, we recognized derivative liabilities relating to the exchange options embedded in those notes, which we refer to as the Exchange Options. The change in estimated fair value of the Exchange Options is required to be recognized in earnings during the period. For the three months ended September 30, 2012, we recorded a loss of $889,000 for the change in estimated fair value of the Exchange Options compared to a gain of $59.7 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recorded a gain of $4.9 million for the change in estimated fair value of the Exchange Options compared to a gain of $148.3 million for the nine months ended September 30, 2011.

We expect the Gain (loss) on derivative instruments to fluctuate significantly in 2012 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as stock price and volatility. See Item 3, Quantitative and Qualitative Disclosures About Market Risk - Stock Price Risk.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Income Tax Benefit (Provision)

The resulting income tax benefit for the three and nine months ended September 30, 2012 compared to the income tax provision for the same periods in 2011 is primarily due to a change in the valuation of our deferred tax assets recorded to reflect the effect of the increase in reversing temporary differences which are estimated to reverse within the net operating loss, which we refer to as NOL, carryforward period. This increase was a result of Time Warner Cable Inc.'s, which we refer to as Time Warner Cable, exchange of 46.4 million Clearwire Communications Class B common interests, which we refer to as Class B Common Interests, and a corresponding number of shares of Clearwire Corporation Class B common stock, which we refer to as Class B Common Stock, for an equal number of shares of Class A Common Stock, and which we refer to as the Time Warner Exchange, as well as Comcast Corporation's, which we refer to as Comcast, exchange of 88.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, which we refer to as the Comcast Exchange. Therefore, management determined that it was appropriate to reduce the valuation allowance recorded against our deferred tax assets, along with recording a corresponding deferred tax benefit for our continuing operations.

We believe that the Comcast Exchange, which occurred on September 27, 2012, when combined with other issuances of our Class A Common Stock and certain third party investor transactions involving our Class A Common Stock since December 13, 2011, resulted in a change in control under Section 382 of the Internal Revenue Code. As a result of this change in control and the change in control that occurred on December 13, 2011, we believe that we permanently will be unable to use a significant portion of our NOLs that arose before the change in control to offset future taxable income.

The resulting increase in the income tax provision for discontinued operations for the three and nine months ended September 30, 2012 compared to the income tax provision for the same periods in 2011 is primarily due to the effects of an insolvency filing that we completed with respect to our operations in Spain on September 14, 2012. As a result, certain intercompany loans related to our international operations will be considered uncollectible for federal income tax purposes and, as a result, there is an increase to the deferred tax liability of our discontinued operations of approximately $172.1 million along with a corresponding deferred tax expense for our discontinued operations.

Other Expense, net

Other expense, net for the nine months ended September 30, 2012 is primarily composed of the loss of $10.1 million recorded in connection with the repurchase of $100.0 million in aggregate principal amount of our Exchangeable Notes in March 2012 using the proceeds from the sale of an equivalent amount of Class A Common Stock.

 Non-controlling Interests in Net Loss from Continuing Operations of Consolidated Subsidiaries

  The non-controlling interests in net loss from continuing operations represent the allocation of a portion of the consolidated net loss from continuing operations to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, Comcast, Time Warner Cable, Intel Corporation, Bright House Networks, LLC and Eagle River Holdings, LLC, of Clearwire Communications LLC Class B Common Interests. During the third quarter of 2012, Comcast and Time Warner Cable converted their Class B Common Interests and a corresponding number of Class B Common Stock for an equal number of Class A Common Stock, which decreased the non-controlling interests' percentage ownership share in net loss from continuing operations for the quarter ending September 30, 2012.

Net Loss from Discontinued Operations Attributable to Clearwire Corporation

The Net loss from discontinued operations attributable to Clearwire Corporation represents our portion of the total Net loss from discontinued operations. The increase in the Net loss from discontinued operations attributable to Clearwire Corporation for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is due primarily to deferred tax expense related to an insolvency filing we completed in September 2012 with respect to our operations in Spain. As a result of the filing, certain intercompany loans related to our international operations will be considered uncollectible for United States federal income tax purposes and, as a result, there was an increase to the deferred tax liability of our discontinued operations of approximately $172.1 million along with a corresponding deferred tax expense for our discontinued operations. During the same period in 2011, the Net loss from discontinued operations attributable to Clearwire Corporation included Clearwire Corporation's share of impairment charges of approximately $7.4 million related to assets in our international subsidiaries.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(181,347)	$(640,608)
Net cash used in investing activities	(792,913)	(377,864)
Net cash provided by (used in) financing activities	332,771	(21,172)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,236)	(4,145)
Total net decrease in cash and cash equivalents	(643,725)	(1,043,789)
Cash and cash equivalents at beginning of period	893,744	1,233,562
Cash and cash equivalents at end of period	250,019	189,773
Less: cash and cash equivalents of discontinued operations at end of period	2,271	1,574
Cash and cash equivalents of continuing operations at end of period	$247,748	$188,199
Operating Activities

Net cash used in operating activities decreased $459.3 million for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to higher cash collections of approximately $238.2 million from our retail operations and from our primary wholesale partner, Sprint, including receipt of $150.0 million under a promissory note issued by us to Sprint. In addition, cash used in operations declined primarily due to a decline of approximately $42.2 million in sales and marketing costs and approximately $34.1 million in tower costs due to our cost containment efforts, approximately $27.5 million in commission costs due to our recent shift to a no contract retail offering and the resulting revision of our existing commission arrangements, and approximately $34.5 million in net payroll costs resulting from workforce reductions and the impact of our outsourcing arrangements with Teletech and Ericsson.
Investing Activities

During the nine months ended September 30, 2012, net cash used in investing activities increased $415.0 million as compared to the same period in 2011. This change is due primarily to a $709.2 million increase in net purchases, year over year, of available-for-sale securities which are invested in short-term investments consisting principally of United States Government and Agency Issues, which was partially offset by a decrease of approximately $313.9 million in cash paid for PP&E. During 2011 our focus had been on maintenance and operational performance of the networks.
Financing Activities

Net cash provided by financing activities increased $353.9 million for the nine months ended September 30, 2012 as compared to the same period in 2011 due primarily to the receipt of proceeds of $294.8 million from the issuance of the 2016 Senior Secured Notes in January 2012 and net proceeds of approximately $58.5 million received from the issuance of 48.4 million shares of Class A Common Stock.
Contractual Obligations

The contractual obligations of our continuing operations presented in the table below represent our estimates of future cash payments under fixed contractual obligations and commitments as of September 30, 2012. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual cash payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations,

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

payments under our spectrum lease obligations, and other contractual obligations as of September 30, 2012 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long-term debt obligations	$4,410,013	$5,299	$27,492	$3,247,972	$1,129,250
Interest payments on long-term debt obligations(1)	3,248,485	255,437	1,021,093	666,040	1,305,915
Operating lease obligations(2)	1,688,927	70,265	760,687	468,028	389,947
Operating lease payments for assumed renewal periods(2)(3)	7,964,730	25	37,672	319,009	7,608,024
Spectrum lease obligations	6,270,872	40,480	354,021	358,908	5,517,463
Spectrum service credits and signed spectrum agreements	107,078	5,430	7,152	7,152	87,344
Capital lease obligations(4)	99,548	3,163	26,535	19,201	50,649
Purchase agreements(5)	164,233	69,193	80,087	8,200	6,753
Total	$23,953,886	$449,292	$2,314,739	$5,094,510	$16,095,345
____________________________________

(1)	Includes $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)
Includes executory costs of $51.9 million. Amounts include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives.

(3)
Amounts include lease payments for assumed renewal periods where renewal is likely. During the first quarter of 2012, Sprint announced that it plans to decommission its iDEN network. As additional information was obtained from Sprint regarding the specific sites they intended to decommission, we revised our estimates regarding the assumed renewal periods relating to those sites.

(4)	Payments include $37.8 million representing interest.

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
Interest Rate Risk
Our primary interest rate risk is associated with our variable rate vendor financing notes, which we refer to as Vendor Financing Notes. An increase in 3-month LIBOR would increase our interest expense and change cash flows on our Vendor Financing Notes. At September 30, 2012, we had $33.3 million aggregate principal outstanding of Vendor Financing Notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $200,000.
We have long-term fixed-rate debt with a book value of $4.18 billion and $61.8 million of long-term fixed-rate capital lease obligations outstanding at September 30, 2012. While changes in interest rates or our credit spread impact the fair value of this fixed rate debt, there is no impact to earnings and cash flows as the rate paid does not change if interest rates or credit spreads change. We expect to hold the debt to maturity or, in the case of the Exchangeable Notes, to December 2017, unless market and other factors are favorable. The Exchangeable Notes, with a carrying value of $458.9 million at September 30, 2012, have a maturity of 2040; however, it is likely the notes would be held no longer than December 1, 2017, the date that we have the option to redeem the Exchangeable Notes at par and the noteholders may require us to repurchase the Exchangeable Notes at par.
We also have cash equivalents and investments that may expose us to interest rate risk. A decline in interest rates decreases interest earned from our investments. Our cash equivalents and investment portfolio have a weighted average maturity of 3 months and a market yield of 0.13% as of September 30, 2012. Due to the current market yield, a further decline in interest rates would have an insignificant impact on earnings.
Stock Price Risk

The Exchange Options embedded in the Exchangeable Notes constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock's volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of approximately $8.0 million or a gain of approximately $1.8 million, respectively. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of approximately $3.6 million or a gain of approximately $1.8 million, respectively.
Credit Risk

At September 30, 2012, we held available-for-sale short-term investments with a fair value, carrying value and cost of $935.9 million, comprised of United States Government and United States Agency securities. We regularly review the carrying value of our short-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. We believe the overall credit quality of our short-term investments is strong.

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
During the third quarter of fiscal 2012, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (ii) the risk factors set forth in Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and (iii) the risk factors set forth below, which supplement and modify the risk factors set forth in our Form 10-K and previous Forms 10-Q.
We believe that we will require substantial additional capital to fund our business over the long-term and to further develop our network, which capital may not be available on acceptable terms or at all.
As of September 30, 2012, we had available cash and short-term investments of approximately $1.18 billion, and we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next 12 months. Our cash projections are based on the cash and short term investments we had on hand as of the end of the quarter and take into account our recent decision to delay a portion of our initial LTE deployment pending further funding. They also rely upon assumptions as to the amount of cash we expect to receive for our mobile WiMAX services from our retail business, from Sprint under the current 4G MVNO Agreement and from our other wholesale partners. However, it is unclear what amount of revenue our LTE network will generate once it is built, or what amount of revenue our WiMAX network will generate from retail sales after 2012 or from our wholesale partners after 2013. If any of the assumptions underlying our cash projections prove to be inaccurate, or if we incur unforeseen expenses, we may be required to raise additional capital to fund our current business during the 12-month period. In addition, we will need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.
The amount of additional capital we will need in either case, and the timing of our capital needs, will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. The major factors determining the amount of additional capital we require will be the amount of cash we receive from Sprint for our services beyond the minimum commitment amounts specified in the current 4G MVNO Agreement, the amount of wholesale revenues we receive from our existing wholesale partners other than Sprint and our ability to secure commitments from new wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner. Each will primarily depend on whether our construction of an LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our WiMAX network beyond 2013. Other factors affecting the amount of additional capital we will require beyond the next 12 months include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance.
Any further delays in the deployment of our planned LTE network, such as those that would occur if our vendors are unable to meet our planned timelines or we are unable to integrate with Sprint's network in a timely manner or unexpected increases in the costs we incur in deploying our LTE network, such as those which would result if we are unable to secure equipment or services from vendors on the terms we expect or we encounter other unexpected problems with the deployment, may materially increase the additional capital we required for our business.
Additionally, given the uncertainties underlying our current business plans, we are reviewing our plans and other strategic options, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also substantially change our capital requirements in the near and/or long term.
Whether we will be able to successfully fulfill our additional capital needs in a timely manner is uncertain. We continue to pursue various alternatives for securing additional capital. These alternatives include obtaining additional equity and debt financing from a number of potential sources, such as new and existing strategic investors, private or public offerings, and vendors. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and, with the current trading price of our Class A Common Stock, any additional equity financings would result in significant additional dilution for our shareholders and may not generate the proceeds we need. Also, we have a limited number of authorized shares available to raise capital through an equity financing, and depending on the size of such a financing, we could be required to seek shareholder approval for the authorization of additional shares of stock. An authorization of additional shares would also require the approval of Sprint and Comcast under the Equityholders' Agreement. Additionally, on October 15, 2012, Sprint announced a deal with Softbank Corp., which we refer to as Softbank, pursuant to which Softbank would acquire approximately 70% of Sprint and the right to appoint a majority of the members of Sprint's board of directors. Pending the closing of the transaction, Sprint is not permitted to make equity investments of more than $100 million or agree to amend material agreements without the approval of Softbank. We have received funding from Sprint in the past, and we may not be able to receive significant additional funding from them during the pendency of this transaction. After the transaction has closed, Softbank would likely need to approve any significant funding of Clearwire by Sprint. With our existing level of indebtedness and inability to issue additional secured indebtedness under our existing indentures, additional debt financings may not be available on acceptable terms or at all and, even if available, could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Other sources of additional capital could include, among other things, a sale of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner is uncertain. There can be no assurance that any new debt or equity financing arrangements, or other strategic alternative, will be available to us when needed on acceptable terms, if at all, or that any such arrangement would provide us with sufficient funds to meet our capital needs.
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
We currently rely on Sprint, which accounts for substantially all of our current wholesale subscribers, for most of the revenues in our wholesale business. Under our 4G wholesale agreements, which we refer to as the 4G MVNO Agreements, Sprint and the other initial wholesale partners named in the 4G MVNO Agreements, which we refer to as the Initial Wholesale Partners, have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees. Under the current 4G MVNO Agreement, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. The current 4G MVNO Agreement also implements a new, usage-based pricing structure for usage of our mobile WiMAX network beginning in 2014 and for usage of our planned LTE Network. As a result, the amount of revenue we receive will depend on the number of Sprint subscribers utilizing our services, and the aggregate amount of usage of our network by those subscribers in future periods beyond 2013.
We need to generate substantial additional revenues from Sprint over the long term beyond the minimum amounts that Sprint is obligated to pay under the current 4G MVNO Agreement to achieve our objectives and to be able to continue to operate. However, aside from the commitments in the current 4G MVNO Agreement, nothing in the 4G MVNO Agreement requires Sprint to resell any of our services. As a result, Sprint could reduce or curtail sales of our services in the future, which it may elect to do so for a number of reasons. For instance, Sprint is currently in the process of building its own 4G LTE network, which it has publicly stated it intends to launch over the next couple of years in all of its markets. As of the date of this filing, Sprint has launched 4G LTE services over its network in 32 markets, including 8 markets in which we currently offer our services. Also, Sprint has ceased to launch or market new WiMAX devices to post-paid customers, is focusing much of its current marketing on the iPhone and new LTE devices for its network, and will stop selling WiMAX devices after 2012. These actions may cause aggregate usage of our network by Sprint subscribers to be lower than we expected, and could result in lower revenues than expected when we revert back to a usage based pricing structure with Sprint in 2014. While the current 4G MVNO Agreement provides for our collaboration with Sprint on the development of our LTE network and for a conditional prepayment by Sprint for usage of our LTE network, Sprint nonetheless may in the future choose to primarily use its own 4G LTE network and limit the amount of fees it would pay us for our services. Additionally, Sprint may elect to offer services over another provider's 4G network, which may materially reduce the amount of revenue we would expect to receive under the 4G MVNO Agreement. Finally, while the Sprint/Softbank transaction has not closed and remains subject to a number of conditions, it is possible that, if it closes, Sprint's new leadership may elect to pursue alternative strategies for satisfying its future data capacity needs and to reduce Sprint's reliance on us. In any case, if Sprint fails to resell our services in the manner and amounts we expect, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition.
Under the terms of the current 4G MVNO Agreement, we have agreed to provide Sprint with unlimited usage by its retail customers of our WiMAX network at a fixed price for 2012 and 2013. Unlimited usage of our networks by Sprint's customers could put pressure on our network's capacity, and we could be required to make additional investments in our networks to meet the capacity needs of Sprint's customers. Also, pursuant to the terms of the current 4G MVNO Agreement, we have agreed to maintain and operate our mobile WiMAX network, as it exists on the date of the amendment, through the end of 2015, subject to certain limited exceptions. While these exceptions permit us to terminate service in a limited amount of locations each year or in locations where Sprint does not have any mobile WiMAX usage for a consecutive three month period, we may nonetheless be required to maintain our mobile WiMAX network in geographies where it is not profitable to do so. In addition, even if our mobile WiMAX network is profitable, we may be required to maintain and operate it in circumstances where the expansion of our LTE network would be more profitable. This could have a material adverse effect on our ability to compete with other 4G LTE providers and on our business, prospects, financial condition and results of operations.
Our current business plans depend on our ability to attract new wholesale partners with substantial offload data capacity needs, which is subject to a number of risks and uncertainties.
In addition to increasing revenues from Sprint and our other existing wholesale partners, we must be able to secure commitments from new wholesale partners with substantial offload data capacity needs that provide us with significant additional revenues to be successful. However, there is a finite group of potential partners in the industry who we believe are likely to need our services in the significant amounts called for by our current business plans in the time period required, and consolidation in the wireless industry could mean that there are even fewer potential additional wholesale partners available for us to engage.
Our ability to secure commitments from any of the limited number of available potential partners who could provide us with the amount of additional revenues we need is uncertain. Such potential partners may prefer to look at other alternatives. Potential partners may prefer an alternative technology to our planned TDD LTE deployment or may choose alternative means for increasing data capacity, such as microcell or WiFi technology, to supplement their networks. Potential partners may also be more interested in acquiring additional spectrum for themselves to meet their capacity needs than in utilizing our wholesale services. In addition, there are a number of government initiatives to make more spectrum that is suitable for broadband available to potential partners in the future, including a proposed auction of returned broadcast spectrum, the identification of additional government spectrum for conversion to commercial use, and the revision of rules governing existing spectrum bands to create an environment conducive to the deployment of broadband. If these government initiatives are successful, potential partners acquiring the spectrum made available as a result would be able to increase the data capacity of their networks, thus depressing their demand for our wholesale services.
Even for those potential partners that express interest in our services, reaching agreement may take more time than we expect. Further, partners who enter into agreements with us may not provide us with the amount of revenues contemplated under our current business plans in the time frame we expect. The process of securing commitments with a partner or partners with substantial offload data capacity needs has taken longer than we expected it would, and our ability to secure such commitments is still uncertain, as is the timing of obtaining such commitments.
If we are unable to grow our wholesale business as contemplated under our current business plans, we would likely be required to become even more dependent on Sprint to continue utilizing our services and increasing the sale of our services to its subscribers and to revise our current business plans and projections. Also, our business prospects, results of operation and financial condition could be materially and adversely affected, and we may be forced to consider other strategic options.
We believe we need to deploy LTE on our wireless broadband network, alongside mobile WiMAX, to remain competitive and to generate sufficient revenues for our business; we will incur significant costs to deploy such technology on the network.
Although we have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology, due to a number of developments in the wireless broadband industry, we believe we need to incur the costs and time necessary to deploy LTE technology on our network, alongside mobile WiMAX, for the services we offer to remain competitive over the long-term and for us to be able to generate sufficient revenues for our business by retaining our existing wholesale partners and attracting new wholesale partners with substantial offload capacity needs. A number of factors have led us to this conclusion, primarily the increasing development and market acceptance of LTE technology, especially by potential future wholesale partners. As LTE becomes more commercially available, and LTE devices become more prevalent, our current wholesale partners as well as potential future wholesale partners will demand an LTE network for their subscribers, and we will need to deploy LTE technology to meet those demands, or we will lose those partners or potential partners and the corresponding revenue.
Our planned LTE deployment will result in substantial additional costs and risks to us, and we anticipate that our capital expenditures will substantially increase in 2012 and 2013. The additional risks involved in adding LTE to our network include, among other things, the timing of deployment of our LTE network which will depend on our vendors' ability to meet our planned timelines and our ability to integrate our network with Sprint's network, the costs we incur in deploying our LTE network which could be substantially higher than we expect if we are unable to secure equipment or services from vendors on the terms we expect or if we encounter other unexpected problems with our vendors or with the deployment, whether our competitors could offer LTE technology at a faster rate or more efficiently than us, the possibility of customer service disruptions during the deployment process, the fact that deploying a new technology could be more difficult than we expect, and whether customers will purchase services over our new network. For example, due to the low costs involved, we currently plan to upgrade some existing Huawei base stations located on the edge of a small portion of our network to LTE, and even though our planned use of Huawei in our LTE network is limited, potential wholesale partners or others could object. In such case, we may decide to incur the cost, which may be significant, of switching to another vendor. Costs of such deployment include the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the deployment of the new technology.
In order to better align our capital expenditures on our LTE network with Sprint's deployment and the receipt of expected LTE revenues from Sprint, we have elected to delay a portion of our deployment schedule for our LTE network. However, this delay could also limit how much revenue we generate from our LTE network, and how quickly we start receiving those revenues. The delay in our build may also limit our ability to market our LTE network to potential future wholesale partners. Additionally, pursuant to the current 4G MVNO Agreement, Sprint has agreed to pay us up to $350.0 million for future LTE services, but the amounts and nature of the prepayment is subject to various conditions, including LTE deployment build targets and certain network specifications. While we believe that our revised plans would satisfy them, failure to meet those conditions, or delays in our ability to do so, could result in a decrease, or loss, of the prepayments and could require us to seek even more additional capital from other sources to fund our LTE deployment.
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
Sprint, together with Comcast, Intel Corporation and Bright House Networks, LLC, which we collectively refer to as the Investors, and Eagle River own a majority of the voting power of Clearwire through ownership of Class A Common Stock or Class B Common Stock. Sprint, the Investors and Eagle River may have interests that diverge from those of other stockholders. Each of Sprint, the Investors and Eagle River are a party to the Equityholders' Agreement, which requires, among other things, the approval of:

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

◦	amend the Clearwire's Amended and Restated Certificate of Incorporation, the bylaws of Clearwire, or the Operating Agreement governing Clearwire Communications;

◦	change the size of the Clearwire board of directors;

◦	liquidate Clearwire or Clearwire Communications or declare bankruptcy of Clearwire or its subsidiaries;

◦
effect any material capital reorganization of Clearwire or any of its material subsidiaries, including Clearwire Communications, other than a financial transaction (including securities issuances) in the ordinary course of business;

◦	take any action that could cause Clearwire Communications or any of its material subsidiaries to be taxed as a corporation for federal income tax purposes; and

◦	subject to certain exceptions, issue any Class B Common Stock or any equity interests of Clearwire Communications;

•
Eagle River, for so long as Eagle River owns at least 50% of the shares of the Clearwire common stock received by it in the Transactions, and the proposed action would disproportionately and adversely affect Eagle River, the public stockholders of Clearwire or Clearwire in its capacity as a member of Clearwire Communications, in order to amend the Clearwire's Amended and Restated Certificate of Incorporation, the bylaws of Clearwire or the Operating Agreement governing Clearwire Communications or to change the size of the Clearwire board of directors; and

•
each of Sprint and the Investors, as a group, so long as each of Sprint and the Investors, as a group, respectively, owns both (1) at least 50% of the number of shares of Clearwire common stock received by it in the Transactions and (2) securities representing at least 5% of the outstanding voting power of Clearwire, in order for Clearwire to enter into a transaction involving the sale of a certain percentage of the consolidated assets of Clearwire and its subsidiaries to, or the merger of Clearwire with, certain specified competitors of the Investors.

The Equityholders' Agreement also contains provisions related to restrictions on transfer of Class A Common Stock and Class B Common Stock, rights of first offer and pre-emptive rights. As a result, Sprint, the Investors and Eagle River may be able prevent the taking of actions that align with your best interests as a stockholder. Additionally, Sprint and Eagle River recently disclosed that Eagle River plans to sell all of its shares of Clearwire stock to Sprint. If this transaction is completed, Sprint will no longer be required by the terms of the Equityholders' Agreement to appoint at least one independent director. Also, Sprint, either on its own, or at the direction of Softbank if their proposed transaction is successfully completed, may elect to change its designees on our board of directors. The interests of Sprint, the Investors and Eagle River may not be aligned with your interests as a stockholder.
The issuance of Class A Common Stock to Comcast in the Comcast Exchange likely triggered an ownership change of Clearwire for purposes of Section 382 of the Code that will limit the ability of Clearwire to use its net operating losses arising since its December 2011 ownership change to offset its income and gain in the future. Because the use of these net operating losses may be limited, and the use of net operating losses arising prior to Clearwire’s most recent ownership change already is limited under Section 382, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members of Clearwire Communications.
Clearwire has substantial historical net operating losses, which we refer to as NOLs, for United States federal income tax purposes. In particular, we believe that Clearwire’s cumulative tax loss as of December 31, 2011, for United States federal income tax purposes, was approximately $2.9 billion. However, as discussed below, the use of Clearwire’s NOLs currently is subject to limitations imposed under Section 382 of the Code and likely became subject to further limitation as a result of the Comcast Exchange. These limitations on the ability of Clearwire to use its NOLs to offset income and gain of Clearwire Communications allocable to Clearwire increases the likelihood that Clearwire Communications will be required to make a mandatory tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.
If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional tax distributions and possible additional tax loans to Sprint.
Clearwire’s issuance of its Class A Common Stock in the December 2011 equity offering caused a percentage increase in the ownership of its stock, for purposes of Section 382 of the Code, that was sufficient to trigger an ownership change, within the meaning of Section 382 of the Code, which we refer to as a Tax Ownership Change. Based on the trading price of the Class A Common Stock at the time and the price of the Class A Common Stock in the December 2011 equity offering, Clearwire believes that, due to the resulting annual Section 382 limitation, it permanently will be unable to use the bulk of its NOLs that arose before that Tax Ownership Change to offset its future taxable income.

The use by Clearwire of these historic NOLs may be further limited, and the use by Clearwire of its NOLs arising since the December 2011 Tax Ownership Change will be limited, if Clearwire has experienced a further Tax Ownership Change. Broadly, Clearwire will have a Tax Ownership Change if, over a testing period, the portion of the stock of Clearwire, by value, owned by one or more “five-percent stockholders” increases by more than 50 percentage points. For this purpose, stockholders that own less than five percent of the stock of Clearwire are aggregated into one or more separate “public groups,” each of which is treated as a five-percent stockholder.
At present, Clearwire believes that the percentage increase in the ownership of its stock by one or more five percent stockholders over the applicable testing period, for purposes of Section 382, was as of immediately prior to the Comcast Exchange more than 40 percentage points. While the matter is not free from doubt, Clearwire believes that the issuance of Class A Common Stock to Comcast in the Comcast Exchange likely caused an additional percentage increase in the ownership of its stock, for purposes of Section 382, that was sufficient to trigger a further Tax Ownership Change. The computation of these percentage increases is subject to numerous factual and legal uncertainties, including certain unresolved issues as to the proper interpretation of Section 382, and there can be no assurance that the Internal Revenue Service or a court will agree with Clearwire’s calculation.
If Clearwire experienced a further Tax Ownership Change as a result of the Comcast Exchange, then the amount of the pre-change NOLs of Clearwire that may be used to offset income of Clearwire arising in each taxable year (or portion thereof) after the Tax Ownership Change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the Tax Ownership Change and a specified rate based on long-term tax-exempt bond yields. For September 2012, that rate is 3.02 percent. Further, if, at the time of a Tax Ownership Change, Clearwire has a so-called net unrealized built-in loss or NUBIL, meaning that the aggregate adjusted tax basis of its assets exceeds the aggregate fair market value of its assets by more than a specified de minimis amount, then, broadly, any portion of the built-in loss on a particular asset that is recognized by Clearwire during the five-year period beginning on the date of the Tax Ownership Change will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. Similarly, depreciation or amortization on a particular asset held by Clearwire that arises during that five-year period and that is attributable to the built-in loss on the asset will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. However, the aggregate amount of built-in loss that is treated as a pre-change loss under these rules cannot exceed the amount of Clearwire’s NUBIL at the date of the Tax Ownership Change.
Based on the recent trading price of the Class A Common Stock, the annual Section 382 limitation that will result from a Tax Ownership Change of Clearwire that likely occurred upon the consummation of the Comcast Exchange will substantially limit the future use by Clearwire of its pre-change NOLs. In particular, it is likely that under Section 382, Clearwire permanently will be unable to use the bulk of its NOLs that arose before the Tax Ownership Change, including NOLs that arose after the December 2011 Tax Ownership Change, to offset future taxable income.
In general, and subject to the NUBIL rules discussed above, a Tax Ownership Change will not affect NOLs that arise after such Tax Ownership Change. However, those NOLs potentially will be subject to limitation if Clearwire has one or more subsequent Tax Ownership Changes after such NOLs arise. An exchange by Sprint of Class B Common Units in Clearwire Communications and Class B Common Stock of Clearwire, for Class A Common Stock, or the exchange by a holder of the 8.25% exchangeable notes due 2040 issued by Clearwire Communications of such notes for Class A Common Stock, may cause or contribute to an additional Tax Ownership Change of Clearwire. Clearwire has no control over the timing of any such exchange.
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

ITEM 6	Exhibits

EXHIBIT INDEX

10.1*
August 2012 Clearwire / Sprint Amendment, dated as of August 28, 2012, to the 4G MVNO Agreement dated as of November 28, 2008 between Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.

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

CLEARWIRE CORPORATION

Date:	October 26, 2012	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer