Form 10-K
period 2012-12-31
Clearwire Corp /DE
filed 2013-02-14
CIK 1442505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s Class A common stock on June 30, 2012 as reported on the NASDAQ Global Select Market was $607,107,527. As of February 11, 2013, there were 691,962,468 shares of Class A common stock and 773,732,672 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement to our 2013 annual meeting of stockholders, or an amendment to this Form 10-K if such definitive proxy statement is not filed within 120 day after the end of our fiscal year, is incorporated by reference into this report.

CLEARWIRE CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2012

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

On December 17, 2012, we entered into the Agreement and Plan of Merger, which we refer to as the Merger Agreement, with Sprint Nextel Corporation, which we refer to as Sprint, and Collie Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Sprint, which we refer to as the Merger Sub, pursuant to which Sprint agreed to acquire all of the outstanding shares of our Clearwire Corporation Class A common stock, which we refer to as Class A Common Stock, that is not currently owned by Sprint, SOFTBANK CORP., which we refer to as SoftBank, or any of their respective affiliates. The transactions under the Merger Agreement, which we refer to as the Proposed Merger, are subject to a number of conditions, including approval by our stockholders and the closing of the pending merger between Sprint and SoftBank and certain affiliates thereof, which we refer to as the SoftBank Transaction. If all of the conditions under the Merger Agreement are satisfied by the parties, following the consummation of the Proposed Merger, we will become a wholly-owned subsidiary of Sprint. The Merger Agreement and related documents are described in more detail below in "Proposed Sprint Merger."

Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. As of December 31, 2012, we offered our services in 88 markets in the United States covering an estimated 137.4 million people, including an estimated 135.1 million people covered by our 4G mobile broadband networks in 71 markets. As of December 31, 2012, our other 17 markets in the United States, covering an estimated 2.2 million people, continued to operate with a legacy network technology, which we refer to as Pre-4G. As of December 31, 2012, our 4G mobile broadband markets included major metropolitan areas such as Atlanta, Baltimore, Boston, Chicago, Cincinnati, Cleveland, Columbus, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Los Angeles, Miami, New York, Philadelphia, Pittsburgh, Orlando, Salt Lake City, San Antonio, San Francisco, Seattle, St. Louis and Washington D.C.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint accounts for substantially all of our wholesale sales to date, and currently has wholesale subscribers in each of our 4G markets. We ended 2012 with approximately 1.4 million retail and 8.2 million wholesale subscribers. Approximately 23% of our wholesale subscribers were users of multi-mode 3G/4G devices residing in areas where we have not yet launched 4G service. We are currently focused on growing our revenue by working to build our wholesale business, leveraging our retail business, and seeking additional strategic opportunities for our current business.

As of December 31, 2012, we completed the sale of our international operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed as discontinued operations.

To date, we have invested heavily in building and augmenting our networks. We have a history of operating losses, and we expect to have significant losses in the future. As of December 31, 2012, our accumulated deficit was approximately $2.35 billion. As of the end of the year, the total principal outstanding on our debt was approximately $4.50 billion.

In November 2011, we expanded our wholesale agreement with Sprint, which we refer to as the 4G MVNO Agreement, as amended. Under the revised agreement, Sprint is paying us approximately $925.9 million for unlimited 4G mobile WiMAX services for 2012 and 2013, and will pay us additional usage-based fees for mobile WiMAX services provided in 2014 and beyond.

If the Proposed Merger does not close, we will need to greatly expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and by adding additional wholesale partners with substantial requirements for additional data capacity to supplement their own services whether it is to achieve incremental coverage or capacity, whether it is on a spot or longer term basis. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, which we refer to as LTE, technology, which is currently being adopted by most wireless operators globally, including Sprint, as their next generation wireless technology.

We believe that, as the demand for mobile broadband services continues its rapid growth, Sprint and other service providers will find it difficult, if not impossible, to satisfy their customers' demands with their existing spectrum holdings. By deploying LTE, we believe that we should be able to take advantage of our leading spectrum position to offer substantial additional data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis. To date, while we have had a number of conversations with potential new wholesale partners about commercial agreements, we have not yet been successful in securing commitments from new partners that will meet our needs. However, we continue to pursue agreements with parties that have expressed interest.
Initially, we plan to overlay 2,000 of our existing mobile WiMAX sites with Time Division Duplex LTE, which we refer to as TDD-LTE, over 20 MHz-wide channels by June 30, 2013, and a total of approximately 5,000 sites by the end of the year. We are focusing primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues. We have begun deployment of our LTE network and have 1,000 on air sites as of December 31, 2012. Currently, we plan to operate LTE on approximately 8,000 sites by the end of 2014.
In addition to their mobile WiMAX commitments, under the 4G MVNO Agreement Sprint has agreed to prepay us up to another $350 million for future LTE services. The prepayment will be made in installments over eight quarters beginning on June 30, 2013. These installments are subject to the satisfaction of certain conditions, such as another reseller making either a prepayment commitment or a “take-or-pay” commitment to us for LTE service and/or Clearwire achieving certain specified LTE deployment targets and network specifications. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets or to meet certain network specifications. As part of the agreement, we agreed to collaborate with Sprint on LTE network design, architecture and deployment, including site selection, and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices that will be capable of roaming on our LTE network, including laptops and smartphones, in 2013.
If our Proposed Merger does not close, the success of our current plans will depend on whether we succeed in the following areas: adding new wholesale partners with substantial data capacity needs and generating or exceeding the revenue levels we currently expect for that portion of our business, including Sprint; maintaining our retail base and revenues while continuing to realize the benefits from cost savings initiatives; deploying LTE technology on our network; and securing additional capital. Our plans are subject to a number of uncertainties, which are described in more detail below in “Risk Factors.”

Proposed Sprint Merger

Merger Agreement

On December 17, 2012, we entered into the Merger Agreement, with Sprint and the Merger Sub, pursuant to which, at the effective time of the Merger, which we refer to as the Effective Time, we will merge with and into the Merger Sub, with Clearwire surviving the Merger as a wholly owned subsidiary of Sprint.

Pursuant to the Merger Agreement, at the Effective Time, each issued and outstanding share of Class A Common Stock, (other than any shares owned by Sprint, SoftBank or any of their respective subsidiaries) will be canceled and will be converted automatically into the right to receive $2.97 per share in cash, without interest, which we refer to as the Merger Consideration.
As of December 17, 2012, Sprint and its subsidiaries owned 739,010,818 shares (or approximately 50.4%) of Clearwire's voting common stock, which includes Class A Common Stock and Clearwire Corporation Class B common stock, which we refer to as Class B Common Stock.
Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special meeting that will be held on a date to be announced. Consummation of the Proposed Merger is subject to a number of conditions precedent, including, among others: (i) the adoption of the Merger Agreement by the holders of at least 75% of the outstanding shares of our common stock entitled to vote on the Proposed Merger, voting as a single class, and at least a majority of the outstanding shares of our common stock not held by Sprint, SoftBank or any of their respective affiliates, voting as a single class, at a duly called stockholders' meeting, which we refer to as the Clearwire Stockholder Approval, (ii) the receipt of the Federal Communications Commission, which we refer to as the FCC, approvals required to consummate the Proposed Merger, (iii) the absence of any order enjoining the consummation of, or prohibiting, the Proposed Merger; (iv) the non-occurrence of any Material Adverse Effect (as defined in the Merger Agreement) from the date of the Merger Agreement to the Effective Time, and (v) the consummation of the SoftBank Transaction, or an alternate transaction thereto.
The Merger Agreement includes customary representations, warranties, covenants, and agreements including, among other things, covenants of Clearwire regarding the conduct of our business prior to the Effective Time and the calling and holding of a meeting of our stockholders for the purpose of voting upon the adoption of the Merger Agreement and the stockholder approvals required under the Note Purchase Agreement (as defined below), and mutual covenants regarding the use of each party's reasonable best efforts to cause the Proposed Merger to be consummated. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire Clearwire and to certain restrictions on our ability to respond to any such proposals.
Sprint has also agreed, subject to the fiduciary duties of Sprint's Board of Directors, to use the level of efforts set forth in the merger agreement related to the Softbank Transaction to consummate the SoftBank Transaction and not to terminate the SoftBank Transaction other than in connection with entering into an alternative transaction thereto. SoftBank has provided its consent to Sprint's transaction with us, as required under the terms of the merger agreement for the SoftBank Transaction.
The Merger Agreement contains termination rights for the benefit of Sprint and Clearwire and further provides that Sprint will be required to pay us a termination fee of $120.0 million under certain specified circumstances of termination of the Merger Agreement. Any obligation to pay such termination fee will be satisfied by the cancellation of $120.0 million of Notes (as defined below), which we refer to as the Sprint Termination Fee. In the event we are entitled to receive the termination fee, in certain instances, we may also be entitled to receive from Sprint a supplemental prepayment for LTE services on January 15, 2014 in the amount of $100.0 million conditioned upon the completion of site build-out targets pursuant to a commercial agreement currently in effect between Sprint and Clearwire. Any such prepayment will be credited against certain of Sprint's obligations under such agreement.

The Proposed Merger and the Merger Agreement were approved unanimously by our Board of Directors upon the unanimous recommendation of a special committee of our Board consisting of disinterested directors not appointed by Sprint, which we refer to as the Special Committee. The Proposed Merger and the Merger Agreement were approved unanimously by Sprint's Board of Directors.

Note Purchase Agreement

In connection with the Merger Agreement, on December 17, 2012, we entered into a Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with Clearwire Communications LLC, which we refer to as Clearwire Communications, Clearwire Finance Inc., which we refer to as Clearwire Finance, and together with Clearwire Communications, which we refer to as the Issuers, and Sprint, pursuant to which Sprint has agreed to purchase from the Issuers up to an aggregate principal amount of $800.0 million of 1.00% Exchangeable Notes due 2018, which we refer to as the Notes, upon the request of the Issuers, in $80.0 million monthly installments on the first business day of each month, which we refer to as the Draw Date, beginning January 2013 and through the pendency of the Proposed Merger. The amount of Notes that the

Issuers can request that Sprint purchase is subject to, among other things, the authorization and reservation of the underlying securities and the underlying securities being eligible for issuance pursuant to the applicable rules and regulations of NASDAQ. Additionally, on the last three Draw Dates (in August, September and October 2013), we can only request that Sprint purchase Notes if (i) an agreement has been reached between the parties on the accelerated build out of our wireless broadband network, which we refer to as the Build-Out Agreement, by February 28, 2013, (ii) the Build-Out Agreement is in full force and effect and (iii) we have not breached any of our obligations under the Build-Out Agreement.
Under the terms of the Note Purchase Agreement, the terms of the Notes will be governed by an indenture, which the Issuers expect to enter into on the first Draw Date, which we refer to as the New Indenture. The terms of the New Indenture are substantially similar to the indenture dated as of December 8, 2010, by and among the Issuers, the guarantors named therein and the trustee named therein, governing the Issuers' existing 8.25% Exchangeable Notes due 2040, which we refer to as the Existing Indenture, which were issued in December 2010. However, under the New Indenture, the Notes will be exchangeable by Sprint and certain of our other equityholders into either our Class A Common Stock, or Class B Common Stock, and Class B units of Clearwire Communications LLC (such Class B units together with the corresponding Class B Common Stock, which we refer to as the Class B Interests) at their election. The Notes will become exchangeable if (a) the Merger Agreement is terminated for any reason (except under circumstances where we would receive, and do not reject, the Sprint Termination Fee), or (b) the Proposed Merger is consummated, at an exchange rate of 666.6700 shares per $1,000 aggregate principal amount of Notes (equivalent to a price of $1.50 per share), subject to anti-dilution protections, which we refer to as the Exchange Rate. If the Merger Agreement is terminated under circumstances where we would receive, and do not reject, the Sprint Termination Fee, then $120.0 million principal amount of the Notes will be automatically canceled. In addition, if the Merger Agreement is terminated because the SoftBank Transaction is not consummated, we will have the option to exchange the Notes that remain outstanding at the Exchange Rate for 15 business days following the termination of the SoftBank Transaction. Unlike the terms of the Existing Indenture, the terms of the New Indenture do not include an option to call or redeem the Notes, and Sprint does not have the right to put the Notes at specified dates.
The Notes will bear interest at a rate of 1.00% per annum, with interest payable semi-annually in arrears on June 1 and December 1, beginning on the first June 1 or December 1 to occur after the Notes have been issued, and will have a stated maturity of June 1, 2018.
The Note Purchase Agreement includes customary representations, warranties and covenants, and also includes a covenant that we hold a stockholders' meeting to approve, among other things, an amendment to our amended and restated certificate of incorporation to increase our authorized share capital and to the authorize the issuance of the Class A Common Stock and Class B Common Stock which may be issued upon exchange of the Notes in accordance with the NASDAQ listing requirements, in each case by (a) the affirmative vote of at least a majority of our common stock and (b) the affirmative vote of at least a majority of our common stock not held by either Sprint, Softbank or their affiliates.
The Note Purchase Agreement can be terminated, among other things, by mutual consent, automatically if the required vote to approve the Proposed Merger is not obtained at our stockholders meeting, or if the Merger Agreement is terminated due to a failure of the SoftBank Transaction or a breach of Sprint's representations, warranties, covenants or agreements thereunder (subject to certain conditions), provided that if the Note Purchase Agreement is terminated due to the Merger Agreement being terminated by reason of a failure of the SoftBank Transaction or because of a breach of any representation, warranty, covenant or agreement by Sprint, then the Note Purchase Agreement will terminate upon the earlier of (i) our exercising our option to exchange the Notes upon such termination and (ii) July 2, 2013; however the Note Purchase Agreement will not terminate on July 2, 2013 if the Build-Out Agreement was reached by February 28, 2013, the Build-Out Agreement is in full force and effect and we have not breached any of our obligations under the Build-Out Agreement.
In connection with the Note Purchase Agreement, Sprint agreed to a form of registration rights agreement with us, the Issuers and the guarantors of the Notes to be entered into on the first issuance of the Notes, which will provide that we must use our reasonable best efforts to file a registration statement under the federal securities laws registering the sale of the shares of Class A Common Stock deliverable upon exchange of Notes as described above. In addition, we and the Issuers agreed to a form of stock delivery agreement which will also be entered into on the first issuance of the Notes, which provides, among other things, that we will deliver Class A Common Stock or Class B Common Stock to the Issuers upon exchange of the Notes.

Voting and Support Agreement and Right of First Offer

In connection with the Merger Agreement, each of Intel Capital Corporation, Intel Capital (Cayman) Corporation, Intel Capital Wireless, Comcast Wireless Investment and BHN Spectrum Investments, LLC, which we refer to collectively as the Voting Agreement Stockholders, have entered into an irrevocable voting and support agreement with Clearwire, which we refer to as the Voting Agreement, whereby the Voting Agreement Stockholders have each agreed to vote their shares of common stock of Clearwire, among other things, in favor of approving and adopting the Merger Agreement, in favor of the matters to be voted upon by our stockholders pursuant to the Note Purchase Agreement, in favor of any proposal to adjourn or postpone the stockholders' meeting held to approve and adopt the Merger Agreement and against other acquisition proposals. The Voting Agreement will terminate upon the earliest to occur of the Effective Time, the termination of the Merger Agreement in accordance with its terms, or the written agreement of the Voting Agreement Stockholders, Clearwire and Sprint. The Voting Agreement Stockholders own in the aggregate 191,055,450 shares (or approximately 13%) of Clearwire's common stock.
In addition, the Voting Agreement Stockholders have agreed not to transfer shares of common stock of Clearwire owned by them prior to Clearwire obtaining the Clearwire Stockholder Approval.
Furthermore, Sprint has entered into an agreement with the Voting Agreement Stockholders whereby (i) if the Merger Agreement is terminated due to the failure of our stockholders to approve the Proposed Merger and (ii) either (a) the SoftBank Transaction has been consummated or (b) the SoftBank Transaction shall have been terminated in order for Sprint to enter into an alternative transaction (and such alternative transaction has been consummated), then each such Voting Agreement Stockholder will, upon the occurrence of the events described in (a) or (b), deliver a right of first offer notice to our other equityholders pursuant to the terms of the Right of First Offer Agreement, which we refer to as the Right of First Offer Agreement, among the Voting Agreement Stockholders, Clearwire and Sprint HoldCo, LLC, which we refer to as Sprint HoldCo., a wholly owned subsidiary of Sprint, to offer to sell all of our equity securities and the equity securities of Clearwire Communications such entity owns at a price per share equal to the Merger Consideration. Sprint will then be obligated to elect to purchase any such equity securities in any such notice. Upon the purchase of the equity securities of the Voting Agreement Stockholders, Sprint would own approximately 63.4% of Clearwire's common stock. Each of the Voting Agreement Stockholders has agreed not to exercise their respective purchase rights with respect to any such notice it receives from the other Voting Agreement Stockholders.
Exchange Agreement
In connection with the Merger Agreement, on December 17, 2012, we entered into an irrevocable exchange agreement, which we refer to as the Exchange Agreement, with Sprint and Intel Capital Wireless Investment Corporation 2008A, a Delaware corporation, which we refer to as Intel, the only holder of Class B Interests other than Clearwire, Sprint and its affiliates. Pursuant to the Exchange Agreement, Intel has elected to irrevocably convert, immediately prior to the Proposed Merger, all of its Class B Interests to shares of Class A Common Stock, which will be automatically canceled and converted into the right to receive the Merger Consideration.
Amendments to the Equityholders' Agreement
In connection with the Merger Agreement, on December 17, 2012, we entered into a second amendment, which we refer to as the Second Amendment to the Equityholders' Agreement, and third amendment, which we refer to as the Third Amendment to the Equityholders' Agreement, and together with the Second Amendment to the Equityholders' Agreement which we refer to as the Equityholders' Agreement Amendments, to that certain Equityholders' Agreement dated as of November 28, 2008, which we refer to as the Original Equityholders' Agreement. Under the terms of the Equityholders' Agreement Amendments: (i) the Original Equityholders' Agreement was terminated with respect to Eagle River Holdings, LLC (subject to certain limited exceptions) and (ii) any equity securities with respect to the Notes that are issued to Sprint under the Note Purchase Agreement will be disregarded for the purposes of determining certain rights under the Original Equityholders' Agreement.

DISH Proposal
On January 8, 2013 we announced that we had received an unsolicited, non-binding proposal, which we refer to as the DISH Proposal, from DISH Network Corporation, which we refer to as DISH. The DISH Proposal provides for DISH to purchase certain spectrum assets from us, enter into a commercial agreement with us, acquire up to all of our common stock for $3.30 per share (subject to minimum ownership of at least 25% and granting of certain governance rights) and provide us with financing on specified terms.
The DISH Proposal is only a preliminary indication of interest and is subject to numerous, material uncertainties and conditions, including the negotiation of multiple contractual arrangements being requested by DISH (some of which, as currently proposed, may not be permitted under the terms of our current legal and contractual obligations). It is also subject to regulatory approval. Additionally, our ability to enter into strategic transactions is significantly limited by our current contractual arrangements, including the Merger Agreement and the Note Purchase Agreement, which we refer to as the Sprint Agreement, and our Original Equityholders’ Agreement.
The Special Committee has determined that its fiduciary duties require it to engage with DISH to discuss, negotiate and/or provide information in connection with the DISH Proposal. The Special Committee has not made any determination to change its recommendation of the current Sprint transaction. Consistent with our obligations under the Sprint Agreement, we provided Sprint with notice, and the material terms, of the DISH Proposal, and received a response from Sprint that stated, among other things, that Sprint has reviewed the DISH Proposal and believes that it is illusory, inferior to the Sprint transaction and not viable because it cannot be implemented in light of our current legal and contractual obligations. Sprint has stated that the Sprint Agreement would prohibit us from entering into agreements for much of the DISH Proposal.
Due to the fact that DISH indicated to us that the DISH proposal would be withdrawn if we were to draw on any of the funding available to us under the Note Purchase Agreement, we notified Sprint on December 28, 2012 of our election to revoke our draw notice for the first $80.0 million installment of the Notes, which was issued on December 26, 2012. Sprint responded that it does not believe our initial draw notice was revocable and that it has reserved its rights relating thereto. In order to allow our Special Committee to continue to evaluate the DISH Proposal, we also did not take the February $80.0 million draw, leaving only $640.0 million available under the Note Purchase Agreement. The Special Committee will continue to meet and review whether we will take each future draw under the Note Purchase Agreement.
Corporate Structure
On November 28, 2008, Clearwire Corporation (formerly known as New Clearwire Corporation), which we refer to as Clearwire or the Company, completed the transactions contemplated by the Transaction Agreement and Plan of Merger dated as of May 7, 2008, as amended, which we refer to as the Transaction Agreement, with Clearwire Legacy LLC (formerly known as Clearwire Corporation), which we refer to as Old Clearwire, Sprint, Comcast Corporation, which we refer to as Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, BHN Spectrum Investments, LLC, which we refer to as Bright House, Google Inc., which we refer to as Google, and Intel, and together with Comcast, Time Warner Cable, Bright House and Google, the Investors. Under the Transaction Agreement, Old Clearwire was combined with Sprint's mobile WiMAX business, which we refer to as the Sprint WiMAX Business, and the Investors invested an aggregate of $3.2 billion in the combined entity. We were formed on November 28, 2008, as a result of the closing of the transactions, which we refer to as the Closing, under the Transaction Agreement, which we refer to as the Transactions.

We currently have two classes of stock issued and outstanding, including our Class A Common Stock, and our Class B Common Stock. Class B Common Stock has equal voting rights to our Class A Common Stock, but has only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock.

Our operating subsidiary, Clearwire Communications, also has two classes of non-voting equity interests outstanding, including Class A units and Class B units, which we refer to as Clearwire Communications Class A Common Units and Clearwire Communications Class B Common Units, respectively. Clearwire Communications has also issued a class of voting units, which we refer to as Clearwire Communications Voting Units.

We hold all of the outstanding Clearwire Communications Class A Common Units, and all of the outstanding Clearwire Communications Voting Units, representing an approximately 47.2% economic interest and 100% of the voting power of Clearwire Communications as of December 31, 2012.

As of December 31, 2012, Sprint and Intel own shares of our Class B Common Stock. Sprint and Intel hold the economic rights associated with their shares of Class B Common Stock through ownership of Clearwire Communications Class B

Common Units. Each share of Class B Common Stock plus one Clearwire Communications Class B Common Unit is convertible into one share of Class A Common Stock. Comcast, Intel, and Bright House hold shares of our Class A Common Stock.

During 2012, Google and Time Warner Cable sold all of their equity interests in the Company. After such sales, neither party owns any shares of our Class A Common Stock or Class B Common Stock or any Clearwire Communications Class B Units.

During the third quarter of 2012, Comcast Wireless Investment, LLC, an affiliate of Comcast, provided us with notice of its intent to exchange 88.5 million Clearwire Communications Class B Common Units and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Amended and Restated Operating Agreement dated as of November 28, 2008, which we refer to as the Operating Agreement, governing Clearwire Communications. The exchange was completed on September 27, 2012.
During the fourth quarter of 2012, Bright House provided us with notice of its intent to exchange 8.5 million shares of Class B Common Stock together with all of the Clearwire Communications Class B Common Units held by Bright House into an equal number of shares of Class A Common Stock. The exchange was completed on October 18, 2012.
On December 11, 2012, Eagle River Holdings, LLC, which we refer to as Eagle River, completed its sale of all of its equity interests to Sprint, pursuant to the terms of our Original Equityholders' Agreement, which is described below. As a result, Eagle River no longer owns any shares of our Class A Common Stock, Class B Common Stock or Clearwire Communications Class B Common Units.
The ownership interests of Sprint, Comcast, Intel, and Bright House as of December 31, 2012 were as follows:

•
Sprint held 708,087,860 shares of Class B Common Stock, an equivalent number of Clearwire Communications Class B Common Units and 30,922,958 shares of Class A Common Stock, with the shares of Class A and B Common Stock together representing approximately 50.4% of the voting power of Clearwire;

•
Intel held 65,644,812 shares of Class B Common Stock, an equivalent number of Clearwire Communications Class B Common Units, and 28,432,066 shares of Class A Common Stock, with the shares of Class A and Class B Common Stock together representing approximately 6.4% of the voting power of Clearwire;

•	Comcast held 88,504,132 shares of Class A Common Stock, representing approximately 6.0% of the voting power of Clearwire; and

•	Bright House held 8,474,440 shares of Class A Common Stock, representing approximately 0.6% of the voting power of Clearwire.

At the Closing of the Transactions, Clearwire, Sprint, Eagle River and the Investors entered into the Original Equityholders' Agreement which sets forth certain rights and obligations of the parties with respect to the governance of Clearwire, transfer restrictions on Class A Common Stock and Class B Common Stock, rights of first refusal and pre-emptive rights, among other things. As the holders of nearly 63.48% of the total voting power of Clearwire, Sprint, Intel, Comcast and Bright House together effectively have control of Clearwire.

We currently conduct our operations through our domestic subsidiaries. Clearwire Communications has one primary domestic operating subsidiary: Clear Wireless LLC, which operates all of our 4G mobile markets. Our spectrum leases and licenses in the United States are primarily held by separate holding companies. Internationally, as of December 31, 2012, we completed the sale of our operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed as discontinued operations.

The following is a diagram illustrating the structure of Clearwire, its subsidiaries and its stockholders:
__________

Intel
Bright House, Comcast, Intel[1], Sprint and and Other Stockholders
Sprint
Class A Common Stock
Class B Common Stock (voting)
Clearwire Corporation
Class B Common Stock (voting)
Clearwire Communications Voting Units and Clearwire Communications Class A Common Units
Clearwire Communications Class B Common Units (non-voting)
Clearwire Communications LLC
Clearwire Communications Class B Common Units (non-voting)
Clearwire Legacy LLC
Clear Wireless LLC
Clearwire XOHM LLC

______________

1
Intel holds a) Class B Common Stock and Clearwire Communications Class B Common Units; and b) shares held in Old Clearwire that were converted into shares of Class A Common Stock upon closing of the Transactions.

Business Strategy

Prior to the completion of the Proposed Merger, or if the Proposed Merger does not close, we intend to focus on the following business strategies:

•
Deploying our LTE network: According to a recent forecast by Cisco, global mobile broadband data consumption is expected to grow at approximately a 92% compound annual growth rate from 2010 to 2015. To enable Sprint and other existing and future mobile broadband service providers to meet this growth and to take advantage of our deep spectrum position, we have begun to deploy LTE on our network. As of December 31, 2012 we have more than 1,000 LTE sites on air on our network. We expect to have 2,000 LTE sites on air by the end of June 2013 and anticipate expanding our LTE network to 5,000 sites by the end of the year. We are focusing primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues. We believe that the scope of our planned LTE deployment will provide us with the best opportunity to generate significant wholesale revenue from Sprint and other prospective wholesale partners.

•
Leveraging our partnership with Sprint: We will continue to rely on our partnership with Sprint. Sprint currently offers our 4G mobile WiMAX services to its pre-paid subscribers as part of a bundled Sprint-branded offering. Sprint also agreed to purchase LTE services over our planned LTE network to supplement LTE services it plans to offer over its own network, subject to the satisfaction of certain conditions. Additionally, our agreements with Sprint enable us to leverage Sprint's existing infrastructure for our build out and network deployment. We believe that our wholesale agreements with Sprint will allow us to continue to leverage our current and developing technologies in our business.

•
Adding new wholesale partners: To generate sufficient revenue to meet our needs, we believe that it is critical that we add new wholesale partners with substantial requirements for additional data capacity to supplement their own services. With our planned LTE network we believe we will be able to offer other carriers an unmatched opportunity to supplement their own networks' 4G data capacity with our services. We believe this opportunity will become critical as those carriers struggle to satisfy their subscribers' increasing demand for 4G mobile data within the constraints imposed by their spectrum holdings. We also believe that our services will potentially appeal to nontraditional providers of mobile data services, including Internet Service Providers, which we refer to as ISPs, Competitive Local Exchange Carriers, pre-paid Mobile Virtual Network Operators, which we refer to as MVNOs, retailers, machine-to-machine solution providers and satellite service providers. To date, while we have had a number of conversations with potential new wholesale partners about commercial agreements, we have not yet been successful in securing commitments from new partners that will meet our needs. However, we continue to pursue agreements with parties that have expressed interest.

•
Maximizing the value of our retail customer base: We are focused on maximizing cash flow from our retail business. Subscriber acquisition will continue to utilize lower cost channels as we continue to exit higher cost distribution points such as our company-owned retail locations. Additionally, our shift to an exclusively no-contract consumer offer from a two-year contract model has afforded us the ability to significantly reduce our up-front expenses associated with a new customer acquisition through higher retail device prices and lower commissions expense in all channels.

Services

As of December 31, 2012, we offered our services primarily in 88 markets throughout the United States covering an estimated 137.4 million people. Our services today consist primarily of providing wireless broadband connectivity and as of December 31, 2012, we also continued to support fixed Voice over Internet Protocol, which we refer to as VoIP, telephony services for 60,934 existing retail subscribers in our markets. Our retail services are offered under our CLEAR brand in our 4G markets and under the Clearwire brand in our legacy markets, and we offer 4G mobile broadband services in each of our 71 4G markets through at least one of our wholesale partners, primarily Sprint.

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

Wholesale Services

We offer 4G mobile broadband services through one or more of our wholesale partners in each of our 71 4G markets. Approximately 23% of our wholesale subscribers were users of multi-mode 3G/4G devices residing in areas where we have not yet launched 4G service. Our wholesale partners offer our services as part of their branded offerings. Under existing commercial agreements, some of our wholesale partners are able to offer the same types of services as Clearwire in our 4G markets. Under the 4G MVNO Agreement, Sprint is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013. In 2012, we received approximately $600.0 million from Sprint; $450.0 million of which was paid under the 4G MVNO Agreement for services we provided to Sprint in 2012 and $150 million pursuant to a promissory note. The remainder of the amounts owed by Sprint under the 4G MVNO Agreement is payable to us by Sprint for services to be provided in 2013. Of the $925.9 million payable by Sprint under the 4G MVNO Agreement, $175.9 million will be paid as an offset to principal and interest due under the $150.0 million promissory note issued by us to Sprint in 2012. On January 2, 2013, we offset $83.6 million to principal and related accrued interest to reduce the principal amount we owe to Sprint under the promissory note to $75 million.

For mobile WiMAX services provided to Sprint's retail customers in 2014 and beyond and for LTE services provided to Sprint's wholesale customers in 2013 and beyond, in the amended wholesale agreement, Sprint agreed to pay us additional usage-based fees for such services. Additionally, we agreed to operate our WiMAX network through calendar year 2015.

Most of our other wholesale partners buy usage on the Clearwire network on a usage based basis where they pay us a fixed price per unit of data transmitted through our network (usually per gigabyte) and then configure their own unique mobile broadband offers. Additionally, our wholesale partners may offer customized services over our network, subject to technical feasibility and no material degradation of the quality of the other services we provide over our network.

Our wholesale partners generally market their branded version of our services to both existing and new subscribers, through a variety of sales and marketing channels. Sprint currently offers their branded version of our service in all 71 of our domestic 4G markets. The services are primarily sold in connection with multi-mode devices. For 2012, the vast majority of our wholesale subscribers and wholesale revenues came from Sprint and we expect that to continue for the foreseeable future. Sprint has also agreed to purchase LTE services over our planned LTE network to supplement LTE services it plans to offer over its own network.

We also entered into agreements with the following additional wholesale partners: CBeyond, NetZero/United Online, Simplexity, Earthlink, Freedom POP, Leap (dba Cricket Communications), Kajeet and Locus Telecommunications. Our agreements with each of our wholesale partners are non-exclusive; therefore, our wholesale partners have the ability to purchase services from other providers, and we have the ability to enter into additional wholesale agreements with other new partners.

We need to greatly expand the revenues we receive from wholesale sales beyond those we currently expect to receive from Sprint and our other existing wholesale partners. Going forward, we will continue to focus our efforts on adding new wholesale partners with substantial requirements for additional data capacity to supplement their own services, whether it is to achieve incremental coverage or capacity and whether it is on a spot or longer term basis, that could utilize both, or either of, our mobile WiMAX and planned LTE networks. However, the process of securing commitments from new wholesale partners with substantial requirements for additional data capacity has taken longer than we expected it would, and our ability to secure such commitments is still uncertain, as is the timing of obtaining such commitment.

Retail Services

CLEARtm Mobile Broadband Services

As of December 31, 2012, we offered our CLEAR branded retail services over our 4G mobile broadband network in 71 markets in the United States covering an estimated 135.1 million people. Of these 135.1 million people, approximately 22.5 million are covered by sites built to satisfy the substantial service requirements of our Broadband Radio Service, which we refer to as BRS, and Educational Broadband Service, which we refer to as EBS, licenses, which are mandated by the FCC. While we do not actively market CLEAR retail service to the people covered by these sites, our 4G mobile broadband service can be activated and used in these areas by both retail and wholesale customers as well as our EBS partners.

We offer our CLEAR subscribers choice and simplicity in our service offerings, which can be combined in multiple ways to meet the subscribers' specific needs. Starting in 2011, we rolled out a more streamlined service offering that is exclusively no-contract, discontinues the equipment lease option in favor of a purchase-only model, and does not impose any usage caps or overage charges. These plans are available for fixed home, mobile USB, and mobile hotspot devices and offer two monthly recurring price points based on download speed limitations. We also offer short term access plans in 2-hour, daily, or weekly increments. Customers on rate plans and offers that were available prior to the change in 2011 continue to be supported under their original terms of service, with the option to migrate to one of the new plans currently available.

In 2011, we discontinued sales of our business service plans, as well as the bundled plans that combined multiple services (i.e. home and mobile) for a discounted rate. Customers may still purchase multiple services and devices on a single account, however the monthly charge will be the simple sum of each component. We also discontinued sales of our multi-mode service plan, which allowed customers to access both our 4G mobile broadband network and CDMA/EVDO Rev. A networks operated by Sprint. Existing customers that had signed up for bundled plans, multi-mode plans, or business plans, continue to be supported under their original terms of service, with the option to migrate to one of the new plans currently available.

Additionally, in 2011, we also discontinued new sales of our fixed VoIP telephony services on our 4G mobile broadband network. We have entered in to an agreement with Alianza Global Communication Services, LLC, which we refer to as Alianza, a leading provider of cloud-based VoIP solutions, wherein Alianza oversees day-to-day VoIP operations for Clearwire and supplies the end-to-end network components for the hosted VoIP platform.

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

Clearwiretm Pre-4G Mobile Broadband Services

In 2011, we ceased sales activity in the 17 markets where we had historically offered Clearwire branded Pre-4G service and are no longer adding new customers in those areas.  Subscribers to Clearwire’s Pre-4G service continue to be supported under their original terms of service. Subscribers to Clearwire’s VoIP service in these Pre-4G markets were part of the aforementioned transition to the Alianza hosted VoIP platform.

Markets Served and Deployment

We use the term “market” to refer to one or more municipalities in a geographically distinct location in which we provide our services. Our markets range from major metropolitan areas to smaller cities and the surrounding areas.

We deployed market clustering opportunities which allow our subscribers to roam in areas of regional interest. A clustering strategy can also deliver cost efficiencies and sales and marketing synergies compared to areas in which markets are not deployed in a geographic cluster.

As of December 31, 2012, we offered our services in 88 markets in the United States covering an estimated 137.4 million people, and we had approximately 1.4 million retail and 8.2 million wholesale subscribers in the United States. We operate a 4G mobile broadband network in 71 of our markets in the United States, covering an estimated population of 135.1 million people, as of December 31, 2012. These markets include, among others, Atlanta, Baltimore, Boston, Charlotte, Chicago, Dallas, Honolulu, Houston, Kansas City, Las Vegas, Los Angeles, New York, Philadelphia, Pittsburgh, Portland, Orlando, Salt Lake City, San Antonio, San Francisco, Seattle, St. Louis and Washington D.C. Additionally, at least one of our wholesale partners offers a branded version of our 4G services in each of our 4G markets.

We also began the build of our high capacity LTE network in early 2012. As of December 31, 2012 we had over 1,000 LTE sites on-air. We are focused primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues.

As of December 31, 2012, we completed the sale of our international operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed as discontinued operations. We continue to have minority investments in companies that offer services in Mexico and Ireland.

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

Wholesale Distribution

We have wholesale agreements with a range of wireless, retail, ISP, business services and pre-paid service providers. These agreements provide us with additional distribution channels for our services. Under these agreements, our wholesale partners are permitted to market and resell wireless broadband services over our network to their end user subscribers. Any purchasers of 4G mobile broadband services through these agreements remain subscribers of our wholesale partners, but we are entitled to receive payment directly from our wholesale partners for providing the 4G mobile broadband services to those subscribers. In addition to our wholesale agreements with our current wholesale partners, we are currently seeking to enter into other wholesale agreements with other third parties.

The success of our current plans will depend to a large extent on whether we succeed in adding new wholesale partners with substantial additional data capacity needs and generating or exceeding the revenue levels we currently expect for that portion of our business. Going forward, we will continue to focus our efforts on adding new wholesale partners that could utilize both or either of our WiMAX or planned LTE networks, and that will be likely to require substantial excess data capacity from us to fulfill their customer's needs.

Comcast has removed all of their subscribers from our network, and Time Warner has notified us of their intent to remove their subscribers sometime in the second quarter of 2013. Our wholesale business is also subject to a number of uncertainties, which are described in more detail below in “Risk Factors - Our business has become increasingly dependent on our wholesale partners, and Sprint in particular; if we do not receive the amount of revenues we expect from existing wholesale partners or if we are unable to enter into significant wholesale agreements with additional wholesale partners, our business prospects, results of operations and financial condition would be materially and adversely affected, and/or we could be required to revise our current business plans.”

Retail Distribution Channels

Although our current plans contemplate a reduction in spending related to our retail services, we plan to continue to use multiple distribution channels to reach potential subscribers, including:

National and Local Indirect

Our indirect sales channels have historically included a variety of authorized representatives, such as traditional cellular retailers, consumer electronics stores, satellite television dealers and computer sales and repair stores. In late 2011, we restructured our local indirect channel and now work primarily with 11 regional “master agents” that represent the CLEAR brand and products to several thousand individual local dealers across the majority of our markets. These master agents and their dealers assist in developing awareness of and demand for our service by promoting our services and brand as part of their own advertising and direct marketing campaigns. We also offer our services pursuant to distribution agreements through national retail chains such as Best Buy.

Internet and Telephone Sales

In our advertising and marketing materials, we direct prospective subscribers to our website or our telesales centers. Our website is a fully functional sales channel where subscribers can check pricing and service availability, view coverage maps, research rate plan features and device purchase options, and activate accounts by using a credit card. Prospective subscribers can also call in to one of our telesales centers to activate service.

Direct and Retail Presence

We have hired salespeople and other agents to sell our services directly to consumers, primarily from retail stores and kiosks. Our direct sales and marketing efforts also include direct mailings to potential subscribers in our network coverage area. Our salespeople and agents also set up mobile kiosks at local community events and near retail establishments or educational institutions to demonstrate our services. We market our products and services through a number of Clearwire operated retail outlets, including retail stores and primarily kiosks located in malls and shopping centers. As part of our cost reduction and efficiency efforts in 2011, we closed many of our direct retail stores and will continue to shift focus from this distribution channel to our national indirect, local indirect and web based channels.

Customer Service and Technical Support

We are focused on providing a simple, yet comprehensive, set of set-up and self-service tools. The intent is to support an environment where subscribers acquire their 4G mobile broadband devices from a variety of distribution channels and have the option to easily subscribe and initiate self-activation through an on-line web-based portal. However, while pursuing a self-service strategy, there will still be a need for live support for technical and non-technical subscriber issues. Until June 2011 we operated two customer call centers in the United States. In June, we outsourced substantially all of CLEAR's day-to-day customer care support. We currently partner with several service providers who deliver our customer support including TeleTech, Stream Global Services and NCO.

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

Our Networks

Overview

Our 4G mobile broadband network is a telecommunications system designed to support fixed, portable and mobile service offerings over a single network architecture. This telecommunications system consists of three primary elements, including the radio access network, which we refer to as RAN, the network core, and the backhaul network which interconnects them.

As of December 31, 2012, we operated a 4G mobile broadband network in 71 of our markets in the United States, covering an estimated population of 135.1 million people. We currently operate a network based on Pre-4G radio access technology in our legacy markets. We believe that both our Pre-4G network and our 4G mobile broadband network have certain key advantages over 2G/3G technologies that are currently available, such as:

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

Additionally, our future plans focus on deploying LTE on our network alongside existing mobile WiMAX. We are parties to agreement with Sprint to collaborate on LTE network design, architecture and deployment, including site selection and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices to roam on our network, including laptop cards and smartphones, in 2013. Additionally, subject to the satisfaction of certain network build-out conditions, Sprint has agreed to prepay us up to $350.0 million in installments once certain milestones are achieved for future services to be provided to Sprint over our planned LTE overlay network. These milestones and conditions include another reseller making either a prepayment commitment or a “take-or-pay” commitment to us for LTE service and/or Clearwire achieving certain specified LTE deployment targets and network specifications. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets or to meet certain network specifications.

As of December 31, 2012, we had more than 1,000 LTE sites on air and ready to connect to Sprint's network. We expect to have 2,000 LTE sites on air by the end of June 2013 and anticipate expanding our LTE network to 5,000 sites by the end of the year. We are focusing primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity. We believe that this scope of LTE deployment will provide us with the best opportunity to receive significant wholesale revenue from current and future wholesale partners, while not substantially impairing our retail business. In addition to the deployment of LTE, further network development may include, among other things, augmenting capacity in our current markets, increasing coverage areas in those markets, and expanding our network to new markets.

Technology

Our mobile WiMAX, Pre-4G and planned LTE networks are all wireless IP-based, Ethernet platforms that are also built around orthogonal frequency-division multiplexing, which we refer to as OFDM, and Time Division Duplex, which we refer to as TDD, both of which allow us to address two challenges that face wireless carriers, namely non-line of sight, which we refer to as NLOS, performance and frequency utilization. Our Pre-4G network relies on Expedience, a proprietary technology, which supports delivery of any IP-compatible broadband applications, including high-speed Internet access and fixed VoIP telephony services.

OFDM allows subdivision of bandwidth into multiple frequency sub-carriers so that data can be divided and transmitted separately to ensure a higher reliability of packet data reception at the receiving end. This characteristic of OFDM enables a 4G network to more efficiently serve subscribers in urban and suburban settings compared to existing 3G technologies. Unlike Frequency Division Duplex, which we refer to as FDD, which requires paired spectrum with guard bands, TDD only requires a single channel for downlink and uplink, making it more flexible for use in various global spectrum allocations. It also ensures complete channel reciprocity for better support of closed loop advanced antenna technologies like Multiple In Multiple Out and beam-forming. Additionally, TDD allows a service provider to maximize spectrum utilization by allocating up and down link resources appropriate to the traffic pattern over a given market.

Radio Access Network Components

Our RAN covers the “last mile” and connects our subscribers with our tower sites. Our RAN is comprised of base station transceivers and end user devices used by our subscribers. One of the end user devices is the customer premise equipment, which we refer to as CPE. The CPE is a NLOS wireless modem that connects to any IP-based device, such as a computer or a Wi-Fi router, using a standard Ethernet connection. It is simple to install and requires no service provider configuration or support and no software download or installation, a subscriber only needs to connect the CPE to an external power source and to their computer. In addition to the CPE, we also offer WiMAX USB dongles that connect to our subscribers' personal computers, which we refer to as PCs, in all of our domestic markets. A number of PC original equipment manufacturers have embedded WiMAX chipsets in their laptop models and made them available for sale in major retail stores like Best Buy, as well as online. The laptop subscribers can in turn sign up for 4G services on our network. Starting in mid-2010, Sprint also started offering multi-mode 3G/4G smartphones on our network.

The base station allows for 360 degree coverage by employing multiple transceivers and antennas on a single tower to maximize subscriber density and spectral efficiency. This setup is scalable, expandable and flexible, allowing us to control costs to promote efficient expansion as our subscriber base grows. Our base stations generally are located on existing communications towers, but can also be placed on rooftops of buildings and other elevated locations. We generally lease our tower locations from third parties. As of December 31, 2012, approximately 31% of our towers are co-located on Sprint's towers.

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

Network Core

The network core routes the data traffic from our backhaul network to the Internet or, for voice services that we resell, the public switched telephone network, which we refer to as PSTN. The primary functions of the mobile 4G core include:

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

LTE Ecosystem

As operators around the world continue to make investments towards deploying LTE technology, which the Global Mobile Suppliers Association has identified as the fastest developing mobile system technology ever, a robust ecosystem is developing to support TDD-LTE systems. Mobily launched the first TDD-LTE system in Saudi Arabia in September 2011 and TDD-LTE commercial service has since been launched by SoftBank's Wireless City Planning in Japan, Sky in Brazil, Aero2 in Poland, and Bharti Airtel in India. In addition, Clearwire and several wireless operators around the world have announced plans to launch commercial TDD-LTE service including Reliance Industries and Hi3G in Sweden. Furthermore, China Mobile, the world's largest mobile carrier in terms of subscribers, has completed the second phase of its TDD-LTE network trial in six cities with upwards of 20,000 TDD-LTE base stations installed in 2012. In total, these operators serve more than 1 billion wireless customers who are potential consumers of TDD-LTE service. As such, the TDD-LTE ecosystem is developing, with all major infrastructure vendors (including Huawei, Samsung, Ericsson, Alcatel-Lucent, Alvarion, Nokia Siemens and ZTE) and chipset vendors (including Qualcomm, Infineon, Altair, Sequans, Innofidei, Wavesat, Broadcom, Runcom LG, Huawei, Samsung and ST-Ericsson) committed to support TDD-LTE. According to ABI Research, at least 500,000 base stations will be installed or upgraded for TDD-LTE by the end of 2016.

In February 2011, Clearwire, along with China Mobile, SoftBank Mobile, Bharti Airtel and Vodafone co-founded the Global TDD-LTE Initiative, which we refer to as GTI, consortium to advocate cooperation among global operators to promote TDD-LTE. In addition, Clearwire and China Mobile have agreed to work together to accelerate the development of TDD-LTE devices for a robust ecosystem that supports multi-mode, multi-band devices with minimum component complexity networks, and in this vein, have come to agreement, in conjunction with the GTI, on common test specifications and joint interoperability testing, which we refer to as IOT, for TDD-LTE devices in the global band configurations, including 2.3GHz to 2.7GHz (Bands 38, 40 and 41). As such, China Mobile, SoftBank Mobile, Clearwire and other GTI operators will establish 4G mobile broadband labs featuring a joint test platform and IOT environment for TDD-LTE devices, which will allow for the evaluation and qualification of commercial TDD-LTE devices simultaneously in the United States, China, Japan, and other promising markets, using common testing methodology, equipment, and infrastructure. Clearwire and China Mobile are also working together to enable worldwide data roaming among TDD-LTE, FDD-LTE and other 2G/3G networks.

Spectrum

Our network operates over licensed spectrum in our markets. We believe using licensed spectrum enables us to provide a consistently higher quality of service to our subscribers, without the interference that is typically associated with unlicensed frequency bands.

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

We have designed our network in the United States to operate primarily on spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for BRS and EBS. Most BRS and EBS licenses are allocated to specific Geographic Service Areas. Other BRS licenses provide for 493 separate Basic Trading Areas, which we refer to as BTAs. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, apart from a few EBS licenses we acquired under an old EBS rule, we access EBS spectrum through long-term leasing arrangements with EBS license holders. Generally, EBS leases entered into before January 10, 2005 may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases and the applicable FCC rules and regulations, although there may be some cases where the newer rules apply. The initial term of EBS leases entered into after January 10, 2005 is required by FCC rules to be coterminous with the term of the license. In addition, these leases typically give the leaseholder the right to participate in and monitor compliance by the license holder with FCC rules and regulations. EBS leases entered into after July 19, 2006 that exceed 15 years in length must give the licensee the right to reassess their educational use requirements every five years starting in year 15. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party's offer to lease the same spectrum. Our leases are generally transferable, assuming we obtain required governmental approvals.

We have BRS licenses and leases, as well as EBS leases, in a large number of markets across the United States. We believe that our significant spectrum holdings, both in terms of spectrum depth and breadth, in the 2.5 GHz band is optimal for delivering our 4G mobile broadband services. As of December 31, 2012, we believe we were the largest holder of licensed wireless spectrum in the United States. As of December 31, 2012, we owned or leased, over 47 billion MHz-POPs of spectrum in the United States. Of this over 47 billion MHz-POPs of spectrum in the United States, we estimate that we own approximately 41% of those MHz-POPs with the remainder being leased from third parties, generally under lease terms that extend up to 30 years. As of December 31, 2012, the weighted average remaining life of these spectrum leases based on the value of all payments that we are amortizing over the life of the spectrum leases was approximately 23 years, including renewal terms.

International

As a result of a strategic decision made in 2011 to focus investment in the United States market and certain restriction of our debt covenants, we committed to sell our remaining majority-owned international operations during 2012. By December 31, 2012, we completed the sale of our operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed in the financial statements as discontinued operations. We continue to hold minority investments in companies that hold spectrum in Mexico and Ireland.

Research and Development

Our research and development efforts have focused on the design of our networks, enhancements to the capabilities of our networks, and the evolution of our service offerings. A significant portion of our research and development efforts involves working with the suppliers of our network infrastructure and subscriber equipment. We are currently working with Samsung, Huawei, Cisco, Cienna and other vendors to further develop network components and subscriber equipment for our 4G mobile broadband network.

Our research and development focuses on three key areas - technical requirement definition and roadmaps, network and performance validation, and interoperability testing - spanning access (RAN), backhaul, core, devices/chipsets, and back office systems. We continue to work toward improving the performance and functionality of our technology and products through ongoing research and development activities. Several evolutionary products are currently in development with RAN partners, including, among others, high-capacity radio solutions, Pico cells (which are small form-factor base stations designed to cover small areas, such as within office buildings, shopping malls and airports), and beamforming solutions; however, there can be no assurance that these products will be developed as planned, or at all.

Suppliers

For our 4G mobile broadband network, we are using a number of suppliers for our network components and subscriber equipment, including Samsung, Huawei, Cisco, and Ciena among others. We are also parties to a Customer Care and Billing Services Agreement with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs is the exclusive provider of a customer care and billing platform for our retail business.

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

Cellular and PCS Services

Cellular and personal communications services, which we refer to as PCS, carriers are seeking to expand their capacity to provide data and voice services that are superior to ours. These providers have existing 2G and 3G networks with substantially broader geographic coverage than we have and, for the foreseeable future, than we expect to have. Furthermore, several of these carriers have begun deploying or have deployed 4G services on their networks. Carriers such as AT&T Inc., which we refer to as AT&T, T-Mobile USA Inc., which we refer to as T-Mobile, and Verizon Wireless, among others, have either begun to deploy, or have announced plans to deploy, LTE, which delivers performance that is similar to, or better than, and is more widely accepted than mobile WiMAX technology. Verizon Wireless has launched LTE in in over 476 markets to date, and has announced plans to cover its entire existing 3G footprint with LTE by the end of 2013. AT&T started deploying LTE on its network in late 2011 and has launched LTE in approximately 135 markets as of January 2013. Sprint has launched 4G LTE services over its network in 58 markets to date. T-Mobile has announced that it expects to reach broad deployment of LTE over the next two years, with service in the vast majority of the top 50 markets. T-Mobile and MetroPCS Communications, Inc., have announced that they have signed a definitive merger agreement. The combined company will have the expanded scale, spectrum and financial resources to aggressively compete with the other U.S. wireless carriers. The mobility and coverage offered by these carriers under their existing networks, combined with their new 4G networks, will provide even greater competition than we currently face.

Cable Modem and DSL Services

We compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as Time Warner Cable and Comcast, as well as incumbent telephone companies, such as AT&T, CenturyLink, Inc. and Verizon Communications, Inc., which we refer to as Verizon.

Wireless Broadband Service Providers

We also will face competition from other wireless broadband service providers that use licensed spectrum. Moreover, if we are successful, we expect these and other competitors to adopt or modify our technology or develop a technology similar to ours. We believe that, as network infrastructure based on 4G technologies becomes more widely available and manufacturers develop and sell handheld communications and consumer electronic devices that are enabled to communicate using these networks, other network operators will introduce 4G mobile broadband services comparable to ours in our markets.

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

WISPs and Wi-Fi

We also compete with other wireless Internet service providers, which we refer to as WISPs, which use unlicensed spectrum for services over Wi-Fi networks. In addition to these commercial operators, many local governments, universities and other governmental or quasi-governmental entities are providing or subsidizing Wi-Fi networks over unlicensed spectrum, in some cases at no cost to the user. Unlicensed spectrum may be subject to interference from other users of the spectrum, which can result in disruptions and interruptions of service. We rely exclusively on licensed spectrum for our networks and do not expect significant competition from providers using unlicensed spectrum to deliver services to their customers. However, the cable companies, AT&T and Verizon are launching Wi-Fi hotspots to offload their data capacity. This could augment their data capacity and reduce their need for additional data capacity from us.

Other

We believe other emerging technologies may also enter the broadband services market. For example, certain Internet service providers are working with electric distribution utilities to install broadband over power line, which we refer to as BPL, technology on electric distribution lines to provide broadband services. These Internet service and BPL providers are potential competitors. In addition, when the FCC submitted its National Broadband Plan to Congress in 2010, it committed to identifying an additional 500 MHz of spectrum for wireless broadband networks.

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

On March 22, 2007, the FCC initiated an inquiry into the performance of the broadband marketplace under the FCC's 2005 Internet Policy Statement, which we refer to as the Policy Statement, that put in place principles intended to ensure that broadband networks are widely deployed, open, affordable and accessible. On August 20, 2008, the FCC released an enforcement order - referred to as the Comcast Order - finding that under the specific facts of a complaint before it, a certain network management practice of a broadband provider violated the Policy Statement. The Comcast Order was appealed by the carriers subject to the enforcement action primarily on the grounds that the FCC had failed to establish the jurisdictional source for its actions with regard to broadband Internet access providers. In October 2009, the FCC issued a Notice of Proposed Rulemaking, which we refer to as NPRM, proposing the codification of the Policy Statement and the addition of two new principles applicable to broadband Internet access providers related to non-discrimination and transparency. This proceeding is known as the “Open Internet” proceeding or the “Net Neutrality” proceeding. In April, 2010, the U.S. Court of Appeals for the District of Columbia granted Comcast's petition for review and vacated the FCC's Comcast Order throwing into question not only the jurisdictional basis for the FCC's specific enforcement action, but also the degree to which it more generally had authority to regulate broadband Internet access services. In light of the court's ruling, in July 2010, the FCC sought further comment in its “Open Internet” proceeding, and finally, in December 2010, the FCC adopted its new rules with its release of a Report and Order. The new rules create a new Part 8, which fall into three primary categories: transparency; no blocking, and non-discrimination. Under the Report and Order, mobile wireless carriers like Clearwire are subject to a less burdensome regulatory regime than fixed broadband providers. The key obligations that apply to mobile service providers, including transparency, or disclosure of network management practices and device certification procedures, and no blocking of lawful content/applications that compete with carrier provided voice and/or video services, appear to be generally consistent with Clearwire's existing practices. In addition, the Report and Order explicitly recognizes that wireless network operators face unique challenges in managing their networks and that this is reflected in what constitutes “reasonable network management' under the Report and Order for wireless carriers. In imposing the rules on broadband Internet providers, the Commission turned to its existing sources of jurisdictional authority rather than reclassifying broadband Internet access service as common carrier service. The Report and Order faces challenges through petitions for reconsideration and court appeals, and, possibly Congressional action, but in the meanwhile it is not expected to have a significant impact on our operations.

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

The FCC also is currently considering whether to impose various consumer protection obligations, similar to Title II obligations, on broadband Internet access providers. These requirements may include obligations related to truth-in-billing, slamming, discontinuing service, customer proprietary network information and federal USF mechanisms. In September 2009, the FCC initiated an inquiry into truth-in-billing issues that asks whether the FCC's current truth-in-billing regulations should be applied to broadband Internet access services. The notice also seeks comment on whether carriers should be required to provide consumers with information regarding service quality, equipment quality and specific disclosures regarding service features and plans. Again, it is possible that this inquiry will be the foundation for a future proposed rulemaking. On April 11, 2011, the FCC adopted rules that impose roaming obligations on wireless broadband service providers who use compatible technology. Roaming arrangements must be under commercially reasonable terms and conditions. The FCC left specific details on prices, terms, or other conditions for future proceedings. In October 2012, CTIA, the FCC, and Consumers Union introduced a voluntary agreement for carriers to provide free alerts to wireless customers as they approach or exceed subscription limits for voice minutes, text messages, data and international roaming that might lead to additional charges. Clearwire has instituted systems to ensure compliance with the rules.

The Commission has also been active on issues associated with the accessibility of communications services to individuals with disabilities. The FCC released an Order and NPRM extending its Hearing Aid Compatibility, which we refer to as HAC, requirements that already apply to CMRS carriers to other wireless service providers such as Clearwire. The Order requires carriers such as Clearwire to comply with HAC requirements within two years of the introduction of a handset using a new air interface, such as WiMAX or WiFi or within two years of the adoption of an industry-wide HAC standard for that air interface, whichever is later. The rules do not apply to devices that are not handsets. The rules also require specific labeling regarding HAC, including disclosures of limitations that may exist for certain multi-mode handsets where industry-wide HAC standards do not yet exist. In addition, the FCC is tasked with implementing the Twenty-First Century Communications & Video Accessibility Act of 2010, which we refer to as the Accessibility Act, which was signed into law in October 2010. The Accessibility Act is designed to ensure that individuals with disabilities have access to emerging IP-based communication and video programming technologies. Section 716 of the Accessibility Act requires service providers of advanced communications services and manufacturers of equipment and software used with those services to ensure that their equipment and services will be accessible to people with disabilities, unless not achievable. On January 12, 2012, the FCC, pursuant to Sections 202 and 203 of the Accessibility Act, issued rules governing closed captioning requirements of certain video programming delivered via Internet protocol. The new rules do not apply to Internet service providers who only provide its customers with access to a third party's video programming so the impact on our operations is expected to be minimal.

On May 12, 2011, the FCC issued an NPRM that proposed rules requiring broadband and interconnected VoIP service providers to report outages. The industry opposed certain aspects of the proposed rules including burdensome reporting requirements. The FCC is expected to issue rules in early 2012. In February 2012, the FCC extended its outage reporting requirements to VoIP service providers, but not to broadband providers generally. Those requirements went into effect in December 2012. Clearwire currently has systems in place to comply with these requirements. In addition, certain state and local jurisdictions have also proposed outage reporting requirements for broadband and interconnected VoIP service. Clearwire is monitoring those proceedings and will take the necessary action to comply with such regulations if, and when they are adopted.

In the wake of several recent natural disasters, including, Hurricane Sandy, both members of the U.S. Congress and the FCC have expressed interest in whether telecommunications networks are sufficiently hardened to withstand emergencies, restoration procedures are sufficient and additional reporting requirements should be imposed. Several state and local jurisdictions have also launched proceedings with regard to similar issues. We are monitoring these proceedings, the outcome of which could possibly lead to new or modified regulations that apply to us and could make it more difficult and/or more expensive for us to provide service.

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

The FCC also has determined that all “interconnected” VoIP service providers are required to contribute a percentage of interstate gross revenues to the USF beginning October 1, 2006. On June 1, 2007, the United States Court of Appeals for the District of Columbia Circuit upheld the FCC's order that interconnected VoIP providers contribute to the USF on the basis of a 64.9% safe harbor or on the basis of actual traffic studies. Our VoIP service qualifies as “interconnected VoIP” for purposes of USF regulation and therefore is subject to this fee which may be passed on to our subscribers. We have incorporated this fee requirement into our VoIP billing system and collect and remit federal USF payments. On November 5, 2010, the FCC released a Declaratory Ruling stating that it is lawful for states to impose intrastate USF contribution obligations on the intrastate revenues of nomadic interconnected VoIP providers, provided that the assessment methodology uses the federal methodology for allocating revenues between the interstate and intrastate jurisdictions (64.9% safe harbor, traffic studies, or actual allocations), and guards against duplicative assessment of the same intrastate VoIP revenues by multiple states. Since then, several states have begun imposing USF obligations upon nomadic interconnected VoIP providers, consistent with the FCC's ruling, and more are expected to follow suit in the future. The FCC has instituted a proceeding whereby it is re-examining its USF (renamed the Connect America Fund) regulations and, in particular, its USF contribution requirements. Several of the proposals under consideration would expand the contribution requirements to encompass more of Clearwire's revenues and therefore increase our USF costs.

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

On October 27, 2011, the FCC issued an order and Further Notice of Proposed Rulemaking, which we refer to as FNPRM, reforming the intercarrier compensation mechanism. While some details were left to be decided by the FNPRM, the order included rules about compensation for VoIP traffic over the PSTN that are not expected to have a significant impact on us. The FNPRM seeks comment on a comprehensive framework for IP-to-IP interconnection traffic. This proceeding remains ongoing.

The FCC is considering additional issues; including whether the Commission's cramming rules should apply to interconnected VoIP service providers. Depending upon the outcomes of these proceedings, our costs to provide VoIP service may increase.

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

The FCC also clarified the procedure by which BRS and EBS licensees must demonstrate substantial service, requiring most BRS licensees to demonstrate substantial service by May 1, 2011 but extending the deadline for EBS licensees to November 1, 2011. Substantial service showings demonstrate to the FCC that a licensee is using its spectrum and failure to make the showing may lead to loss of the license. For our spectrum, we satisfied the substantial service requirements for all owned and leased licenses associated with each of our commercially launched markets, whether Pre-4G or 4G, by the applicable deadline and has received notice from the FCC of favorable action on the applications. For licenses covering areas outside of our commercially launched markets, Clearwire or its lessors satisfied the substantial service requirements by the deadline, either by demonstrating compliant network coverage or sufficient educational use, with the exception of a de minimus number of licenses where a request for waiver and extension of time was timely filed. As with its commercially launched markets, Clearwire has received notice from the FCC of favorable action on these applications. Now that all of Clearwire's leased EBS spectrum is in use, the EBS spectrum licensees have been provided with devices and broadband service pursuant to their lease agreements with us that permit them to meet the FCC's ongoing educational use obligations.

In addition, 42 BRS BTA licenses that we obtained at a 2009 FCC spectrum auction have a substantial service deadline of May 11, 2014. We have already met the substantial service requirements for 13 of these stations and are executing a plan to comply with the substantial service requirement for the remainder of these licenses by the deadline. We believe that we will satisfy the substantial service requirements for these licenses.

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

The FCC reaffirmed its decision to permit mobile satellite service, which we refer to as MSS, providers to operate in the 2496 to 2500 MHz band on a shared, co-primary basis with BRS licensees. The FCC is currently considering a petition for rulemaking initiated by Globalstar which would allow MSS providers to provide a new terrestrial service on their L-Band spectrum, including this shared spectrum. Clearwire, and many other industry members, have opposed the Globalstar Petition for rulemaking because the information provided is insufficient to determine whether the proposed service would pose an interference threat to our neighboring network. The FCC also concluded that spectrum sharing in the 2496 to 2500 MHz band between BRS licensees and a limited number of incumbent licensees, such as broadcast auxiliary service, fixed microwave and public safety licensees, is feasible. It declined to require the relocation of those incumbent licensees in the 2496 to 2500 MHz band. The FCC reaffirmed its conclusion that BRS licensees can share the 2496 to 2500 MHz band with industrial, scientific and medical devices because such devices typically operate in a controlled environment and use frequencies closer to 2450 MHz. The FCC also reaffirmed its decision to permit low-power, unlicensed devices to operate in the 2655 to 2690 MHz band, but emphasized that unlicensed devices in the band may not cause harmful interference to licensed BRS operations.

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

On September 12, 2012, the FCC released a NPRM examining whether it should change the methodology it uses to analyze the competitive impact of the aggregation of spectrum assets by mobile carriers, either through transactions or spectrum auctions. Today, the FCC employs a tool it calls a “spectrum screen” that it uses to analyze a proposed spectrum acquisition on a “case by case” basis. Many commenters to the proceeding have called for widespread revisions to the spectrum screen, including several parties that have urged the FCC to include more of our spectrum in the spectrum screen and include hard caps on how much spectrum carriers can hold. Today, only a part of 2.5. GHz spectrum is included in the screen. All EBS spectrum, for example, is currently excluded. If more of the 2.5 GHz spectrum is included in the screen, it could under some circumstances make our spectrum somewhat less attractive to potential investors since they might have less latitude to acquire other spectrum assets. The extent of the regulations that will ultimately be adopted and the impact of such regulations on the ability of providers to compete are currently unknown.

November 2008 Clearwire/Sprint Transaction Regulation

The FCC's order approving the Transactions was released on November 7, 2008. A “Petition for Reconsideration” of the order was filed by the Public Interest Spectrum Coalition on December 8, 2008. On December 19, 2012, the FCC dismissed and denied that Petition.

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

Intellectual Property

We review our technological developments with our technology staff, legal counsel and business units to identify and capture innovative and novel features of our core and non-core technology developments that may provide us with commercial advantages and file patent applications as necessary to protect these features both in the United States and elsewhere. We hold 112 issued United States patents, and we also have pending patent applications in the United States and abroad. We currently hold 30 issued patents in various foreign jurisdictions and we also have pending patent applications in non-United States jurisdictions.

With respect to trademarks, “Clearwire”, “Clear”, and the associated logos are among our registered trademarks in the United States, and we have issued and pending trademark registrations covering additional marks in the United States as well as a number of other jurisdictions.

Employees

As of December 31, 2012, we had 952 employees. Our employees enter into agreements containing confidentiality restrictions. We have never had a work stoppage and no employees are represented by a labor organization. We believe our employee relations are good.

Our Corporate Information

We are a Delaware corporation. Our principal executive offices are located at 1475 120th Avenue Northeast, Bellevue, Washington 98005, and our telephone number is (425) 216-7600. Our website address is http://www.clearwire.com.

We make available to investors, free of charge, our reports to the Securities and Exchange Commission, which we refer to as the SEC, pursuant to the Securities Exchange Act of 1934, including our Reports on Forms 8-K, 10-Q and 10-K, through our website at http://www.clearwire.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

ITEM 1A.	Risk Factors

If our Proposed Merger fails to close for any reason, we believe that we will require substantial additional capital to fund our business over the long-term and to further develop our network, which capital may not be available on acceptable terms or at all.

As of December 31, 2012, we had available cash and short-term investments of approximately $868.6 million. We currently expect to satisfy our operating, financing and capital spending needs for the next twelve months using the available cash and short-term investments on hand together with the remaining draws available under the Note Purchase Agreement and with the proceeds of additional vendor financing in line with our current LTE build plans. Based on our current projections, without the funding available to the Company under the Note Purchase Agreement, we forecast that our cash and short-term investments would be depleted some time in the fourth quarter 2013.

If the Merger Agreement were to terminate and the funding under the Note Purchase Agreement would no longer be available to the Company, without alternative sources of additional capital, we would have to significantly curtail our LTE network build plan as currently contemplated to conserve cash and meet our operating and financing obligations during 2013.

Further, if the transactions contemplated under the Merger Agreement fail to close for any reason or the closing takes longer than we expect, we will also need to raise substantial additional capital over the long-term and to secure commitments from additional wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner to fully implement our business plans and to be able to meet our financial obligations and continue to operate beyond the next twelve months.

The amount of additional capital needed by us if the Proposed Merger fails to close will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. Our capital requirements will largely be predicated on the amount of cash we receive from Sprint for our services beyond the minimum commitments specified in our amended wholesale agreement and whether we secure commitments from new wholesale partners with significant data capacity needs. Each will partially depend on whether our construction of an LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our mobile WiMAX network beyond 2013. Other factors significantly affecting our capital needs include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance.

Any delays in the deployment of our planned LTE network, delays in the rollout of LTE services that rely on our network by Sprint or our other wholesale partners or unexpected increases in the costs we incur in deploying our LTE network would materially increase the additional capital we require for our business. Additionally, if we are unable to secure commitments from additional wholesale partners with significant data capacity needs, our need for additional capital will increase substantially to a level that we may find difficult to obtain. Finally, given the uncertainties underlying our current business plans, we are reviewing our plans and other strategic options, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also substantially change our capital requirements in the near and/or long term.

Whether we would be able to successfully fulfill our additional capital needs in a timely manner is uncertain. If the Merger Agreement terminates, we will likely pursue various alternatives for securing additional capital. These alternatives include, among other things, obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and, with the current trading price of our Class A Common Stock, any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. Further, unless we are able to secure the required shareholder approvals to increase the number of authorized shares under our Certificate of Incorporation, we may not have enough authorized, but unissued shares available to raise sufficient additional capital through an equity financing. With our existing level of indebtedness, including the amount of any financing drawn by us under the Note Purchase Agreement, if any, and our inability to issue additional secured indebtedness under our existing indentures, additional debt financings may not be available on acceptable terms or at all. Even if additional debt financings are available, they could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. Other sources of additional capital could include, among other things, a sale of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner or at all is uncertain.

If the Merger Agreement terminates and we are unable to raise sufficient additional capital to meet our capital needs on acceptable terms in a timely manner, or we fail to generate sufficient revenue from our wholesale and retail businesses to meet our ongoing obligations beyond the next twelve months, our business prospects, financial condition and results of operations will likely be materially and adversely affected, substantial doubt may arise about our ability to continue as a going concern and we will be forced to consider all available alternatives, including financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code.

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

We currently rely on Sprint, which accounts for substantially all of our current wholesale subscribers, for most of the revenues in our wholesale business. Under our 4G MVNO Agreement, Sprint and the other initial wholesale partners named in the 4G MVNO Agreements, which we refer to as the Initial Wholesale Partners, have the right to resell services over our network to their subscribers, and for any of their subscribers that purchase services over our network, Sprint and the other Initial Wholesale Partners are required to pay us certain fees. Under the current 4G MVNO Agreement, Sprint will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately $450.0 million of which was paid for service provided in 2012, and the remainder of which will be paid for service to be provided in 2013. The current 4G MVNO Agreement, also includes a usage-based pricing structure for sales by Sprint of our mobile WiMAX services to its retail customers beginning in 2014 and for usage of our planned LTE network. As a result, beyond 2013, the amount of wholesale revenue we receive will mostly depend on the number of Sprint subscribers utilizing our services, and the aggregate amount of usage of our network by those subscribers.

If the Proposed Merger does not close, we will need to generate substantial additional revenues from Sprint over the long term beyond the minimum amounts that Sprint is obligated to pay under the current 4G MVNO Agreement, to achieve our objectives and to be able to continue to operate. However, aside from the commitments in the current 4G MVNO Agreement, nothing in the 4G MVNO Agreement requires Sprint to resell any of our services. As a result, Sprint could reduce or curtail sales of our services in the future, which it may elect to do so for a number of reasons. For instance, Sprint is currently in the process of building its own 4G LTE network, which it has publicly stated it intends to launch over the next couple of years in all of its markets. As of the date of this filing, Sprint has launched 4G LTE services over its network in 58 markets. Also, Sprint is focusing much of its current marketing on the iPhone and new LTE devices for its network, and is no longer launching new WiMAX devices. These actions, among others, may cause aggregate usage of our network by Sprint subscribers to be lower than we expected, and could result in substantially lower revenues than originally expected when we revert back to a usage based pricing structure for our mobile WiMAX services provided to Sprint in 2014 and beyond. While the current 4G MVNO Agreement provides for our collaboration with Sprint on the development of our LTE network and for a conditional prepayment by Sprint for usage of our LTE network, Sprint nonetheless may in the future choose to primarily use its own 4G LTE network and limit the amount of fees it would pay us for our services. Additionally, Sprint could elect to offer services over another provider's 4G network or utilize another offload data capacity resource, such as WiFi, which may materially reduce the amount of revenue we would expect to receive under the 4G MVNO Agreement. In any case, if Sprint fails to resell our services in the manner and amounts we expect, it could require us to revise our current business plans and models, and could materially and adversely affect our business prospects, results of operations and financial condition, and we will be forced to consider all available alternatives.

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

Our current business plans depend on our ability to attract new wholesale partners with substantial requirements for additional data capacity to supplement their own services, which is subject to a number of risks and uncertainties.

In addition to increasing revenues from Sprint and our other existing wholesale partners, we must be able to secure commitments from new wholesale partners with substantial requirements for additional data capacity to supplement their own services that provide us with substantial additional revenues to be successful. However, there is a finite group of potential partners who we believe are likely to need our services in the amounts called for by our current business plans in the time period required, and consolidation in the wireless industry could mean that there are even fewer potential additional wholesale partners available for us to engage.

Our ability to secure commitments from any of the limited number of available potential partners who could provide us with the amount of additional revenues we need is uncertain. To date, we have had a number of conversations with potential new wholesale partners who could satisfy our needs, but none of these conversations have resulted in us receiving a commitment. Some of such potential partners have expressed a desire to look at other alternatives, while others may prefer to do so. Potential partners may prefer an alternative technology to our planned TDD LTE deployment or may choose alternative means for increasing data capacity, such as microcell, small cell or Wi-Fi technology, to supplement their networks. Potential partners may also be hesitant to do business with us given Sprint's ownership and governance rights in our company as they may view Sprint as a major competitor. Further, potential partners may be more interested in acquiring additional spectrum for themselves to meet their capacity needs than in utilizing our wholesale services. In this regard, there are a number of government initiatives to make more spectrum that is suitable for broadband available to potential partners in the future, including a proposed auction of returned broadcast spectrum, the identification of additional government spectrum for conversion to commercial use, and the revision of rules governing existing spectrum bands to create an environment conducive to the deployment of broadband. If these government initiatives are successful, potential partners acquiring the spectrum made available as a result would be able to increase the data capacity of their networks, thus depressing their demand for our wholesale services.

Even for those potential partners that express interest in our services, reaching agreement may take more time than we expect. Further, partners who enter into agreements with us may not provide us with the amount of revenues contemplated under our current business plans in the time frame we expect. The process of securing commitments with a partner or partners with substantial requirements for additional data capacity to supplement their own services has taken longer than we expected it would, and our ability to secure such commitments is still uncertain, as is the timing of obtaining such commitments.

If we are unable to grow our wholesale business as contemplated under our current business plans by adding additional wholesale partners, we would become even more dependent on Sprint to continue utilizing our services and increasing the sale of our services to its subscribers and to revise our current business plans and projections. Also, our business prospects, results of operation and financial condition could be materially and adversely affected, and we may be forced to consider all available alternatives, including a financial restructuring.

We are in the early stages of deploying LTE on our wireless broadband network, alongside mobile WiMAX, to remain competitive and to generate sufficient revenues for our business; we will incur significant costs to deploy such technology on the network.

Although we have expended significant resources and made substantial investments to deploy a 4G mobile broadband network using mobile WiMAX technology, due to a number of developments in the wireless broadband industry, we are in the early stages of deploying LTE technology on our network, alongside mobile WiMAX. We believe it is necessary to deploy LTE for the services we offer to remain competitive over the long-term and for us to be able to generate sufficient revenues for our business by retaining our existing wholesale partners, including Sprint, and attracting new wholesale partners requiring substantial additional data capacity to supplement their own services. A number of factors have led us to this conclusion, primarily the increasing development and market acceptance of LTE technology, especially by potential new wholesale partners. As LTE becomes more commercially available, and LTE devices become more prevalent, our current wholesale partners, primarily Sprint, as well as potential new wholesale partners will demand an LTE network for their subscribers, and we will need to deploy LTE technology to meet those demands, or we will lose those partners or potential partners and the corresponding revenue.

Our LTE deployment will result in substantial additional costs and risks to us, and we anticipate that our capital expenditures will substantially increase in 2013. The additional risks involved in adding LTE to our network include, among other things, the timing of deployment of our LTE network (which will depend on our vendors' ability to meet our planned timelines and our ability to integrate our network with Sprint's network), the costs we incur in deploying our LTE network (which could be substantially higher than we expect if we are unable to secure equipment or services from vendors on the terms we expect or if we encounter other unexpected problems with our vendors or with the deployment), whether our competitors could offer LTE technology at a faster rate or more efficiently than us, the possibility of customer service disruptions during the deployment process, the fact that deploying a new technology alongside mobile WiMAX could be more difficult than we expect, and whether customers will purchase services over our new network. For example, due to the low costs involved, we currently plan to upgrade some existing Huawei base stations located on a limited portion of our network to LTE, and even though our planned use of Huawei in our LTE network is limited, potential new wholesale partners or others could object. In such case, we may decide to incur the cost, which may be significant, of switching to another vendor. Costs of our LTE deployment include, among other things, the cost of new equipment that may be required for the new technology, potential additional tower expenses, obsolescence costs associated with equipment for our current technology, and potential impacts on our subscriber base resulting from the deployment of the new technology.

Pursuant to the current 4G MVNO Agreement, Sprint has agreed to pay us up to $350.0 million for future LTE services, but the amounts and nature of the prepayment is subject to various conditions, including our meeting specified LTE deployment milestones and certain network specifications. While we believe that our current LTE deployment plans would satisfy these conditions, failure to meet them, or delays in our ability to do so, could result in a decrease, or loss, of the prepayments from Sprint and could require us to seek even more additional capital from other sources to fund our LTE deployment.

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

We rely on third parties to develop and deliver in sufficient quantities the network components and subscriber devices necessary for us to build and operate our 4G mobile broadband network, whether based on mobile WiMAX or TDD-LTE technology. As we are deploying new and highly sophisticated technology, we cannot be certain that these third parties will be successful in their continuing development efforts. The development process for new 4G mobile broadband network components and subscriber devices may be lengthy, has been subject to some short-term delays and may still encounter more significant delays. Additionally our costs in acquiring equipment for our network may be substantially higher than we expect. The lack of mobile WiMAX deployments in the United States by other companies has hampered development of mobile WiMAX network components and devices, and we do not expect a significant number of new mobile WiMAX subscriber devices to be introduced. Additionally, while we believe that in the long run the TDD-LTE device ecosystem will be more robust than the FDD-LTE ecosystem due to the global appeal of TDD, most of the other operators in the industry, including AT&T and Verizon, have launched their networks utilizing FDD, and it is possible that the TDD ecosystem will not develop as we expect. If the TDD-LTE ecosystem does not develop as we expect, or the costs of acquiring the equipment we need is substantially higher than we expect, we may be unable to execute our business strategy and our prospects and results of operations would be harmed.

We have incurred and expect to continue to realize significant net losses for the foreseeable future.

We have recorded net losses in each reporting period since our inception, and we cannot anticipate with certainty what our earnings, if any, will be in any future period. In addition, we expect to continue to incur significant net losses for the foreseeable future as we develop our network, expand our services and pursue our business strategy. In addition, we are subject to the following risks:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in Class A Common Stock;

•
technologies such as LTE are becoming more widely adopted in the industry, which has reduced demand for our current mobile WiMAX services and is requiring us to deploy LTE technology, at substantial cost in order to remain competitive;

•
we may be unable to maintain our 4G mobile WiMAX network, expand our services, build and develop an LTE network, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•
Sprint and our other existing wholesale partners may not resell our services in the quantities we expect, or within the time we expect,we may not be successful in obtaining additional wholesale partners, and we may not generate the revenues we expect to receive from our wholesale partnerships;

•	we have substantial fixed costs that we will need to satisfy regardless of the performance of our business. For example, in 2013, we have commitments of $1.2B, including $500M in interest expenses;

•	consolidations in the wireless industry could decrease the demand or market for our wholesale services;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions; and

•	we may experience higher churn than we expect, which would adversely affect our results of operations (churn is an industry term we use to measure the rate at which subscribers terminate service).

If we are unable to execute our business strategy, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition and results of operations will be materially and adversely affected.

The interests of the controlling stockholders of Clearwire may conflict with your interests as stockholders.

Sprint, together with the Investors, own a majority of the voting power of Clearwire through ownership of Class A Common Stock or Class B Common Stock. Sprint and the Investors may have interests that diverge from those of other stockholders. Each of Sprint and the Investors are a party to the Original Equityholders' Agreement, which fixes the size of our Board of Directors at 13 and grants Sprint the right to appoint 7 of our directors, Intel the right to appoint 1 of our directors and 1 independent director and the Investors the right to appoint 1 directors. Additionally, it also requires, among other things, the approval of:

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

The Original Equityholders’ Agreement also contains provisions related to restrictions on transfer of Class A Common Stock and Class B Common Stock, rights of first offer and pre-emptive rights. As a result, Sprint and the Investors may be able prevent the taking of actions that align with your best interests as a stockholder. The interests of Sprint, the Investors and Eagle River may not be aligned with your interests as a stockholder.

The market price of our Class A Common Stock has been and may continue to be volatile.

The trading price of our Class A Common Stock could be subject to significant fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	developments that arise in connection with the Proposed Merger and/or the DISH Proposal;

•	quarterly variations in our results of operations or those of our competitors, either alone or in comparison to analyst’s expectations;

•	announcements by us or our competitors of acquisitions, new products or services;

•	significant contracts, commercial relationships or capital commitments;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	disruption to our operations or those of other companies critical to our network operations;

•	the emergence of new competitors or new technologies;

•	market perceptions relating to the deployment of 4G mobile networks by other operators;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations in our subscriber base;

•	commencement of, or our involvement in, litigation;

•	availability of additional spectrum, or the fair market value, or perceived value, of our spectrum;

•	dilutive issuances of our stock or the equity of our subsidiaries, including on the exercise of outstanding warrants and options, or the incurrence of additional debt;

•	changes in our board or management;

•	adoption of new accounting standards;

•	Sprint’s performance, which may have an effect on the market price of our Class A Common Stock even though we are a separate, stand-alone company;

•	changes in governmental regulations or the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements regarding WiMAX, LTE and other technical standards;

•	the availability or perceived availability of additional capital and market perceptions relating to our access to such capital;

•	general economic conditions and slow or negative growth of related markets; and

•	Sprint's market positioning, pronouncements and other actions may influence the perception of our relationship with Sprint and, therefore, our future prospects.

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

We may experience difficulties in maintaining and upgrading our 4G mobile broadband network, which could adversely affect subscriber satisfaction, increase subscriber churn and costs incurred, and decrease our revenues.

Our success depends on developing and providing services that give subscribers a high quality experience. We expect to expend significant resources in maintaining our network. Also, as we learn more about the performance of our 4G mobile broadband network, as the number of subscribers using our network fluctuates, as the usage habits of our subscribers change and as we increase our service offerings, we expect to need to upgrade our network to maintain or improve the quality of our services. For example, we have experienced extremely high demand for data usage by our retail subscribers in certain parts of our markets, with the average amount of usage increasing each year. Additionally, we have agreed to provide Sprint with unlimited usage by its retail customers of our mobile WiMAX network in 2013, which could further increase the demands on our network. To address these demands, we could be forced to continue to increase the capacity of our network by augmenting the equipment on the network in certain locations. Adding such additional capacity would result in additional, unanticipated costs to us. Due to our current funding constraints, we may not be able to make the improvements necessary to add such additional capacity to our network. If we are unable to add such capacity, we could risk subscriber dissatisfaction or loss from poor customer service, or we may have to consider curtailing sales activities in the affected areas.

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

A number of our significant business arrangements are between us and parties that have an investment in and/or a fiduciary duty to us, and the terms of those arrangements may not be beneficial to us.

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

Our original commercial agreements with Sprint and the other Investors, including the 4G MVNO Agreement, were each entered into concurrently with purchases of shares of our capital stock by such parties or their affiliates, although some of the agreements have been subsequently amended. In addition, our various commercial agreements with Sprint and the other Investors provide for, among other things, access rights to towers that Sprint owns or leases, resales by us and certain other Investors of bundled 2G and 3G services from Sprint, resales by Sprint and certain other Investors of our 4G services, most favored reseller status with respect to economic and non-economic terms of certain service agreements and collective development of new 4G services. None of these agreements restricts these parties from entering into similar arrangements with other parties, but rights could be lost if a party enters into a similar relationship.

In addition, under the terms of the Commitment Agreement signed with Sprint and Sprint HoldCo on November 30, 2011, which we refer to as the Commitment Agreement, we have agreed to indemnify Sprint from any damages arising out of certain claims, including breach of the Original Equityholders’ Agreement, certain tortuous conduct or acts of fraud, breach of fiduciary duty or violation of anti-trust law, in each case that occurred prior to the date of the Commitment Agreement, by any Investor that has not executed an Equityholder Release. In the event that any Investor was to pursue such a claim against Sprint and was successful, we could be forced to indemnify Sprint for amounts that could be material.

Most of our competitors are better established and have significantly greater resources than we have, which may make it difficult to attract and retain subscribers.

The market for broadband services is highly competitive and we compete with several other companies within each of our markets. Our primary competitors are well established with larger and better developed networks and support systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Our competitors may subsidize competing services with revenue from other sources and, thus, may offer their products and services at prices lower than ours. Our competitors may also reduce the prices of their services significantly or may offer broadband connectivity packaged with other products or services.

Our current competitors include:

•
cellular, PCS and other wireless providers, including Sprint, offering wireless broadband services and capabilities, including offering broadband services over new technologies such as LTE or HSPA+, which may enable these providers to offer services that are comparable or superior to ours;

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

We expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or seek other means to develop services competitive with ours, particularly if our services prove to be attractive in our target markets. There can be no assurances that there will be sufficient customer demand for services offered over our network in the same markets to allow multiple operators, if any, to succeed. AT&T, Verizon Wireless and T-Mobile,have either begun to deploy, or have announced plans to deploy, LTE. Verizon Wireless has launched LTE in in over 476 markets to date, and has announced plans to cover its entire existing 3G footprint with LTE by the end of 2013. AT&T started deploying LTE on its network in late 2011 and has launched LTE in approximately 135 markets as of January 2013. T-Mobile has announced that it expects to reach broad deployment of LTE over the next two years, with service in the vast majority of the top 50 markets. Sprint has launched LTE services over its network in 24 markets. Additionally, both AT&T and T-Mobile have upgraded their networks to HSPA+ technology, which they are currently marketing as a 4G technology. The mobility and coverage offered by these carriers under their existing networks, combined with their new 4G networks, will provide even greater competition than we currently face.

We rely on third parties to provide certain operating functions that are integral to our business. Any difficulties experienced in our arrangements with these third parties could result in additional expense, loss of subscribers and revenue, and/or interruption of our services.

We are parties to agreements with Ericsson to provide day-to-day management of our 4G mobile broadband network, including network engineering, operations and maintenance, and Teletech to oversee our customer service and support functions. Additionally, Amdocs has provided our customer care and billing systems for our subscribers for several years. As a result, we must rely on these third parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. Our reliance on others to provide essential services on our behalf may result in us having less control over the efficiency, timeliness and quality of these services. Additionally, if these third parties terminate their agreements with us or are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers, and as a result, our business, system of internal controls, financial condition or results of operations could be materially and adversely affected.

The industries in which we operate are continually evolving, which makes it difficult to evaluate our future prospects and increases the risk of your investment. Our products and services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The broadband services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions, evolving industry standards and changing regulatory requirements. Additionally, demand for our 4G mobile broadband network will depend in part on the continued development and delivery of new subscriber devices from third-party suppliers. We believe that our success depends on our ability to anticipate and adapt to these and other challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with our reliance on future technological development, such as:

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

To offer our services using licensed spectrum, we depend on our ability to acquire and maintain sufficient rights to use spectrum through ownership or leases in each of the markets in which we operate or intend to operate. Obtaining the necessary amount of licensed spectrum in these markets can be a long and difficult process that can be costly and require a disproportionate amount of our resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy. In addition, we have in the past and may continue to spend significant resources to acquire spectrum in additional or existing markets, even if the amount of spectrum actually acquired in certain markets is not adequate to deploy our network on a commercial basis in all such markets.

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

•
inability to use a portion of the spectrum we have acquired or leased or to acquire additional spectrum due to interference from licensed or unlicensed operators in our band or in adjacent bands or due to international coordination issues;

•	refusal by the FCC to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders;

•
inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•	inability to obtain or lease more spectrum in the future due to the possible imposition of limits or caps on our spectrum holdings;

•	inability to control or retain leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

•	failure of the FCC or other regulators to renew our spectrum licenses or those held by the parties from whom we lease spectrum as they expire;

•
failure to obtain extensions or renewals of spectrum leases, or an inability to renegotiate such leases, on terms acceptable to us before they expire, which may result in the loss of spectrum we need to operate our network in the market covered by the spectrum leases;

•	potentially significant increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum in the United States; and

•	invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

We expect the FCC to make additional spectrum available from time to time. For example, in the “Middle Class Tax Relief and Job Creation Act of 2012”, Congress ordered the FCC to allocate up to 65 MHz of federal spectrum by February 22, 2015 for mobile wireless use. The FCC has initiated several proceedings to meet this mandate. In addition, the legislation authorized the FCC to conduct incentive auctions for reallocation of broadcast TV spectrum for mobile wireless use. The FCC hopes to conduct auctions by March 2015 and has initiated a proceeding to establish rules for the return of the broadcast spectrum and subsequent auction which is currently ongoing. In addition, the U.S. government is working with industry to identify additional government spectrum that could be repurposed for commercial use or shared between government and commercial entities. The FCC also recently granted an order establishing a new AWS-4 terrestrial license in 40 MHz of MSS spectrum licensed to DISH. With the rule changes, this spectrum can also be used for mobile wireless services. Similarly, the FCC approved changes to the rules governing WCS spectrum principally licensed to AT&T to also enhance the spectrum's utility for mobile wireless services.

Additionally, other companies hold spectrum rights that could be made available for lease or sale and there recently have been many secondary market transactions among Clearwire's competitors as they seek to enhance and rationalize their spectrum portfolios. The availability of additional spectrum in the marketplace could change the market value of spectrum rights generally and, as a result, may adversely affect the value of our spectrum assets.

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

Network security is a critical issue for our business, particularly with respect to the deployment of our planned LTE network. To that end, we have agreed to work with Sprint to implement a "trusted" delivery system for network and equipment vendors. Network security concerns or issues could cause us to decide to build to specifications not anticipated in our plans or could impair our ability to use vendors we would otherwise choose for our network deployment, potentially causing delays and increasing costs. Any actual or perceived network security weaknesses could impair our ability to increase usage from Sprint or to gain additional wholesale partners, particularly those with significant relationships with governments.

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

Our acquisition, lease, maintenance and use of spectrum licenses are extensively regulated by federal, state, local and foreign governmental entities. These regulations are subject to change over time. In addition, a number of other federal, state, local and foreign privacy, security and consumer laws also apply to our business, including our interconnected VoIP telephony service. These regulations and their application are subject to continual change as new legislation, regulations or amendments to existing regulations are adopted from time to time by governmental or regulatory authorities, including as a result of judicial interpretations of such laws and regulations. Current regulations directly affect the breadth of services we are able to offer and may impact the rates, terms and conditions of our services. FCC spectrum licensing, service, leasing and other current or future rules, or interpretations of current or future rules, could affect the breadth of the IP-based broadband services we are able to offer, including VoIP telephony, video and certain other services. Regulation of companies that offer competing services, such as cable and DSL providers and incumbent telecommunications carriers, also affects our business indirectly.

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

The breach of a license or applicable law, even if inadvertent, can result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. In addition, regulatory authorities may grant new licenses to third parties, resulting in greater competition in territories where we already have rights to licensed spectrum. In order to promote competition, the FCC or other regulatory authorities may also require that third parties be granted access to our bandwidth, frequency capacity, facilities or services. We may not be able to obtain or retain any required license or spectrum lease, and we may not be able to renew our licenses or spectrum leases on favorable terms, or at all.

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations.

We have, and will continue to have, a significant amount of indebtedness. As of December 31, 2012, we have approximately $4.50 billion of outstanding indebtedness. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business.

For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures for improving and expanding our network, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	make it more difficult to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

Restrictive covenants in the indentures governing a significant amount of our outstanding indebtedness may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indentures governing a significant amount of our outstanding indebtedness, which we refer to as the Indentures, contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. The Indentures, among other things, limits our ability to:

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

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been pledged as collateral for the benefit of the holders of our outstanding indebtedness. In addition our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of additional financing.

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

Competitors or other persons may have independently developed or patented technologies or processes that are substantially equivalent or superior to ours or that are necessary to permit us to deploy and operate our network, whether based on mobile WiMAX or LTE technology, or to offer additional services, such as VoIP, or competitors may develop or patent such technologies or processes in the future. These persons may claim that our services and products infringe on these patents or other proprietary rights. For instance, certain third parties claim that they hold patents relating to certain aspects of LTE, mobile WiMAX and VoIP technology. These third parties may seek to enforce these patent rights against the operators of LTE or mobile WiMAX networks and VoIP telephony service providers, such as us. Defending against infringement claims can be time consuming, distracting and costly, even if the claims prove to be without merit. If we are found to be infringing the proprietary rights of a third party, we could be enjoined from using such third party's rights, may be required to pay substantial royalties and damages, and may no longer be able to use the intellectual property subject to such rights on acceptable terms or at all. Failure to obtain licenses to intellectual property held by third parties on reasonable terms, or at all, could delay or prevent the development or deployment of our services and could cause us to expend significant resources to develop or acquire non-infringing intellectual property.

Some of the 4G devices utilized by our wholesale partners and their service providers may infringe on intellectual property rights owned by others.

Some of our wholesale partners, including Sprint, purchase 4G devices from third party suppliers that incorporate or utilize intellectual property. Some of these suppliers have received, and may receive in the future, assertions and claims from third parties that the devices utilized by our wholesale partners or their suppliers infringe on the patents or other intellectual property rights of these third parties. These claims could require our wholesale partners or an infringing supplier to cease selling certain 4G devices that utilize our network.

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

Our future success depends largely on the expertise and reputation of the members of our senior management team. Loss of any of our key personnel or the inability to recruit and retain qualified individuals for our operations could adversely affect our ability to implement our business strategy and operate our business. The Company's funding gap, the actions of our shareholders, and the pending acquisition have exacerbated the risk of losing key personnel and it is not clear that the programs for retention that the Company may put into effect will stave off such losses.

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

Clearwire recently experienced an ownership change for purposes of Section 382 of the Code that will limit the ability of Clearwire to use its historical net operating losses to offset its income and gain in the future. Since the use of Clearwire's historical net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.

Any limitation on the ability of Clearwire to use its historical or future net operating losses, which we refer to as NOLs, to offset income of Clearwire Communications allocable to Clearwire (including any such income arising from a sale of assets, such as the sale of spectrum assets proposed in the DISH Proposal) increases the likelihood that Clearwire Communications will be required to make a mandatory tax distribution to Clearwire, together with corresponding proportionate distributions to the other members, as discussed above. If Clearwire Communications does not have sufficient liquidity to make those distributions, it may be forced to borrow funds, issue equity or sell assets on terms that are unfavorable to Clearwire Communications. Sales of assets in order to enable Clearwire Communications to make the necessary distributions could further increase the tax liability of Clearwire, resulting in the need to make additional distributions and, as discussed below, possible additional tax loans to Sprint.

Clearwire has substantial historical NOLs for United States federal income tax purposes. As of December 31, 2012, excluding NOL carry-forwards that Clearwire permanently will be unable to use (as discussed below), Clearwire had United States federal NOL carry-forwards of approximately $1.3 billion, of which $1.1 billion is subject to certain annual limitations imposed under Section 382 of the Code. These limitations include a new Section 382 limitation that arose in September 2012 as a result of the exchange by Comcast of its Clearwire Communications Class B Common Units and shares of Class B Common Stock for Class A Common Stock, which we refer to as the Comcast Exchange. Clearwire believes that the issuance of its Class A Common Stock in the Comcast Exchange caused a percentage increase in the ownership of its stock, for purposes of Section 382 of the Code, that was sufficient to trigger an ownership change, within the meaning of Section 382, which we refer to as a Tax Ownership Change. The computation of these percentage increases is subject to numerous factual and legal uncertainties, including certain unresolved issues as to the proper interpretation of Section 382, and there can be no assurance that the Internal Revenue Service or a court will agree with Clearwire's calculation. Based on the trading price of the Class A Common Stock at the time of the Comcast Exchange, Clearwire believes that, as a result of the annual Section 382 limitation that resulted from the Tax Ownership Change that occurred as a result of the Comcast Exchange (and as a result of prior Tax Ownership Changes), Clearwire permanently will be unable to use the bulk of its NOLs that arose before that Tax Ownership Change to offset its future taxable income. See the section titled “Risk Factors - Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.”

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

If Clearwire undergoes a further Tax Ownership Change, then the amount of the pre-change NOLs of Clearwire that may be used to offset income of Clearwire (including any income allocated to Clearwire arising from a sale of spectrum assets such as the sale proposed in the DISH Proposal) arising in each taxable year after the Tax Ownership Change generally will be limited to the product of the fair market value of the stock of Clearwire at the time of the Tax Ownership Change and a specified rate based on long-term tax-exempt bond yields. Further, if, at the time of a Tax Ownership Change, Clearwire has a so-called net unrealized built-in loss or NUBIL, meaning that the aggregate adjusted tax basis of its assets exceeds the aggregate fair market value of its assets by more than a specified de minimis amount, then, broadly, any portion of the built-in loss on a particular asset that is recognized by Clearwire during the five-year period beginning on the date of the Tax Ownership Change will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. Similarly, depreciation or amortization on a particular asset held by Clearwire that arises during that five-year period and that is attributable to the built-in loss on the asset will be treated as a pre-change NOL and therefore will be subject to the annual Section 382 limitation. However, the aggregate amount of built-in loss that is treated as a pre-change loss under these rules cannot exceed the amount of Clearwire’s NUBIL at the date of the Tax Ownership Change.

In general, and subject to the NUBIL rules discussed above, a Tax Ownership Change will not affect NOLs that arise after the Tax Ownership Change. However, those NOLs potentially will be subject to limitation if Clearwire has one or more subsequent Tax Ownership Changes after the NOLs arise. An exchange by Sprint or Intel of Clearwire Communications Class B Common Units and Class B Common Stock of Clearwire for Class A Common Stock, or the exchange by a holder of the 8.25% Exchangeable Notes due 2040, which we refer to as the Exchangeable Notes, of such Exchangeable Notes for shares of Class A Common Stock, may cause or contribute to a Tax Ownership Change of Clearwire. Clearwire has no control over the timing of any such exchange.

Separately, under Section 384 of the Code, Clearwire may not be permitted to offset built-in gain in assets acquired by it in certain tax-free transactions, if the gain is recognized within five years of the acquisition of the built-in gain assets, with Clearwire’s NOLs arising before the acquisition of the built-in gain assets. Section 384 may apply to built-in gain to which Clearwire succeeds in the case of a holding company exchange by Sprint or Intel.

Tax loans that Clearwire Communications may be required to make to Sprint in connection with the sale of certain former Sprint built-in gain assets may deprive Clearwire Communications of funds that are required in its business.

Under its Operating Agreement, if Clearwire Communications or any of its subsidiaries enters into a transaction that results in the recognition of any portion of the built-in gain with respect to a former Sprint asset (other than in connection with the dissolution of Clearwire Communications or the disposition of certain specified Sprint assets), Clearwire Communications will be required, upon delivery by Sprint of a timely request therefor, to make a tax loan to Sprint on the terms set forth in the Operating Agreement. This could occur as result of the sale of spectrum assets proposed in the DISH Proposal. The principal amount of any tax loan to Sprint will be the amount by which the built-in gain recognized by Sprint on the sale of former Sprint assets exceeds any tax losses allocated by Clearwire Communications to Sprint in the taxable year in which the sale of such built-in gain assets occurs, multiplied by the then-highest marginal federal and state income tax rates applicable to corporations resident in the state in which Sprint’s principal corporate offices are located (taking into account the deductibility of state taxes for federal income tax purposes). Interest on any tax loan will be payable by Sprint to Clearwire Communications semiannually at a floating rate equal to the higher of (a) the interest rate for Clearwire Communications’ unsecured floating rate indebtedness and (b) the interest rate for Sprint’s unsecured floating rate indebtedness plus 200 basis points. Principal on any tax loan to Sprint is payable in equal annual installments from the loan date to the later of (x) November 28, 2023 or (y) the first anniversary of the loan date. Any tax loan that Clearwire Communications is required to make to Sprint may deprive Clearwire Communications of funds that are required in its business.

Sprint may shift to Clearwire Corporation the tax burden of additional built-in gain through a holding company exchange.

Under the Operating Agreement, Sprint or Intel may effect an exchange of Clearwire Communications Class B Common Units and Class B Common Stock for Class A Common Stock by transferring to Clearwire the assets of a holding company that owns the Clearwire Communications Class B Common Units and Class B Common Stock in a transaction intended to be tax-free for United States federal income tax purposes (which the Operating Agreement refers to as a holding company exchange). In particular, if Clearwire, as the managing member of Clearwire Communications, has approved a taxable sale by Clearwire Communications of former Sprint assets that are intangible property and that would cause Sprint to be allocated under Section 704(c) of the Code more than $10 million of built-in gain during any 36-month period, then, during a specified 15-business-day period, Clearwire Communications will be precluded from entering into any binding contract for the taxable sale of the former Sprint assets, and Sprint will have the right to transfer Clearwire Communications Class B Common Units and Class B Common Stock to one or more holding companies, and to transfer the assets of those holding companies to Clearwire in holding company exchanges. This could occur as a result of the sale of spectrum assets proposed in the DISH Proposal. In any holding company exchange, Clearwire will succeed to all of the built-in gain and other tax characteristics associated with the transferred Clearwire Communications Class B Common Units, including (1) in the case of a transfer by Sprint, any remaining portion of the built-in gain existing at the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Units, and any Section 704(c) consequences associated with that built-in gain, and (2) in the case of any transfer, any built-in gain arising after the formation of Clearwire Communications and associated with the transferred Clearwire Communications Class B Common Units. Section 384 of the Code may limit the ability of Clearwire to use its NOLs arising before the holding company exchange to offset any built-in gain of Sprint or Intel to which Clearwire succeeds in such an exchange. Accordingly, Clearwire may incur a material liability for taxes as a result of a holding company exchange, even if it has substantial NOLs. Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire.

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

If there is not enough tax basis in a built-in gain asset to make tax allocations of amortization deductions to the non-contributing members in an aggregate amount equal to their capital account amortization with respect to that asset, then the regulations under Section 704(c) of the Code permit the members to choose one of several methods to account for this difference. Under the Operating Agreement all of the built-in gain assets contributed by Clearwire and 50% of the built-in gain in the assets contributed by Sprint are accounted for under the so-called “remedial” method. Under that method, the non-contributing members are allocated “phantom” tax amortization deductions in the amount necessary to cause their tax amortization deductions to be equal to their capital account amortization on the built-in gain asset, and the contributing member (Clearwire, in the case of former Clearwire assets) is allocated a matching item of phantom ordinary income. The remedial method is intended to ensure that the entire tax burden with respect to the built-in gain on a built-in gain asset is borne by the contributing member. Under the Operating Agreement, the remaining 50% of the built-in gain in the assets contributed by Sprint is accounted for under the so-called “traditional” method. Under that method, the tax amortization deductions allocated to the non-contributing members with respect to a built-in gain asset are limited to the actual tax amortization arising from the built-in gain asset. The effect of the traditional method is that some of the tax burden with respect to the built-in gain on a built-in gain asset is shifted to the non-contributing members, in the form of reduced tax amortization deductions.

The use of the remedial method for all of the former Clearwire assets, but for only a portion of the former Sprint assets, means that Clearwire will bear the entire tax burden with respect to the built-in gain on the former Clearwire assets, and will have shifted to it a portion of the tax burden with respect to the built-in gain on the former Sprint assets. Accordingly, Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and Clearwire may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire's NOLs under Section 382 and Section 384 of the Code, Clearwire's NOLs may be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See “Risk Factors - Clearwire recently experienced an ownership change of Clearwire for purposes of Section 382 of the Code that will limit the ability of Clearwire to use its historical net operating losses to offset its income and gain in the future. Since the use of Clearwire's historical net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.” Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the section titled “Risk Factors - Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.”

Sales of certain former Clearwire assets by Clearwire Communications may trigger taxable gain to Clearwire.

If Clearwire Communications sells, in a taxable transaction, a former Clearwire asset that had built-in gain at the time of its contribution to Clearwire Communications, then, under Section 704(c) of the Code, the tax gain on the sale of the asset generally will be allocated first to Clearwire in an amount up to the remaining (unamortized) portion of the built-in gain on the former Clearwire asset. This could occur as the result of the sale of former Clearwire assets that are leases or licenses of spectrum in connection with the DISH Proposal. Under the Operating Agreement, unless Clearwire Communications has a bona fide non-tax business need (as defined in the Operating Agreement), Clearwire Communications will not enter into a taxable sale of former Clearwire assets that are intangible property and that would cause Clearwire to be allocated under Section 704(c) more than $10 million of built-in gains during any 36-month period. For this purpose, Clearwire Communications will have a bona fide non-tax business need with respect to the sale of former Clearwire assets, if (1) the taxable sale of the former Clearwire assets will serve a bona fide business need of Clearwire Communications' wireless broadband business and (2) neither the taxable sale nor the reinvestment or other use of the proceeds is significantly motivated by the desire to obtain increased income tax benefits for the members or to impose income tax costs on Clearwire. Accordingly, Clearwire may recognize built-in gain on the sale of former Clearwire assets (1) in an amount up to $10 million, in any 36-month period, and (2) in greater amounts, if the standard of bona fide non-tax business need is satisfied. If Clearwire Communications sells former Clearwire assets with unamortized built-in gain, then Clearwire is likely to be allocated a share of the taxable income of Clearwire Communications that exceeds its proportionate economic interest in Clearwire Communications, and may incur a material liability for taxes. However, subject to the existing and possible future limitations on the use of Clearwire's NOLs under Section 382 and Section 384 of the Code, Clearwire's NOLs may be available to offset, to the extent of these NOLs, items of income and gain allocated to Clearwire by Clearwire Communications. See the section titled “Risk Factors - Clearwire recently experienced an ownership change for purposes of Section 382 of the Code that will limit the ability of Clearwire to use its historical net operating losses to offset its income and gain in the future. Since the use of Clearwire's historical net operating losses is limited, there is an increased likelihood that Clearwire Communications will be required to make a tax distribution to Clearwire, together with corresponding proportionate distributions to the other members.” Clearwire Communications is required to make distributions to Clearwire in amounts necessary to pay all taxes reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications, after taking into account the NOL deductions and other tax benefits reasonably expected to be available to Clearwire. See the section titled “Risk Factors - Mandatory tax distributions may deprive Clearwire Communications of funds that are required in its business.”

Clearwire is a “controlled company” within the meaning of the NASDAQ Marketplace Rules and relies on exemptions from certain corporate governance requirements.

Sprint beneficially owned approximately 50.4% of the outstanding voting power of Clearwire as of December 31, 2012. In addition, the Investors collectively owned approximately 13.0% of the outstanding voting power of Clearwire. For further information, please see “Certain relationships and related party transactions—Relationships among certain stockholders, directors and officers of Clearwire”. The Original Equityholders’ Agreement governs the voting of shares of Class A Common Stock and Class B Common Stock held by each of the parties thereto in certain circumstances, including with respect to the election of the individuals nominated to the Clearwire Board of Directors by Sprint, the Investors and Eagle River.

As a result of the combined voting power of Sprint and the Investors and the Original Equityholders’ Agreement, Clearwire relies on exemptions from certain NASDAQ corporate governance standards. Under the NASDAQ Marketplace Rules, a company of which more than 50% of the voting power is held by single person or a group of people is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

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

We have significant investments in long-lived assets. We have incurred significant charges resulting from the abandonment and write-down of certain network equipment and cell site development costs resulting from lease termination costs relating to cost savings initiatives. If we are unable to improve our results of operations, or are unsuccessful in our efforts to raise sufficient additional funding necessary to complete network projects-in-process, we face the possibility of additional charges for abandonments of long-lived assets, which could have an adverse effect on our financial condition and results of operations.

To date, we have invested heavily in building, deploying and maintaining our WiMAX network, as well as initiate our deployment of LTE. In connection with the deployment of our WiMAX network and the substantial completion of our prior build plan, we recorded substantial losses resulting from the abandonment of projects that no longer meet management’s strategic network plans. Due to the uncertainty of the extent and timing of future expansion of the network, as well as our deployment of LTE, we reviewed all network projects in process. Any projects and network equipment that no longer fit within management’s strategic network plans were abandoned, resulting in significant charges. Additionally, in connection with cost savings initiatives, we terminated or declined to renew certain unutilized tower leases, resulting in an additional charge related to the abandonment of cell site development costs. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology changes and industry trends, additional projects could be identified for abandonment, for which the associated write-downs could be material.

Risk Factors relating to the Proposed Merger:

The Proposed Merger is subject to certain regulatory conditions that may not be satisfied on a timely basis, or at all.

Completion of the Proposed Merger is conditioned upon, among other matters, certain communications regulatory approvals. Sprint and certain of its affiliates have filed applications for approvals with the FCC. There can be no assurance that regulatory approvals will be obtained or that such approvals will not be materially conditioned or delayed. If these regulatory approvals are not obtained, or if they are materially conditioned or delayed, it could result in the termination of the Merger Agreement and abandonment of the Proposed Merger. If the Proposed Merger is not completed on a timely basis, or at all, our business could be adversely affected. See “Failure to complete the Proposed Merger could negatively impact our business and the market price of our Class A Common Stock, and substantial doubt may arise regarding our ability to continue as a going concern.”

Uncertainties associated with the Proposed Merger may cause us to lose key customers and key personnel.

As a result of the uncertainty surrounding the conduct of our business following the completion of the Proposed Merger, we may lose key customers and our employees may be uncertain about their future roles and relationships with us following the completion of the Proposed Merger, which may adversely affect our ability to retain them.

The consummation of the Proposed Merger is conditioned on the consummation of the SoftBank Transaction or an alternative transaction.

Sprint's obligation to complete the Proposed Merger is conditioned upon either the consummation of the SoftBank Transaction or, if Sprint has terminated the Sprint-SoftBank merger agreement in order to enter into a definitive agreement with respect to an alternative transaction, the consummation of such alternative transaction. This condition will be deemed satisfied if Sprint has a right to terminate the Merger Agreement because the Sprint-SoftBank merger agreement is terminated (except in order for Sprint to enter into a definitive agreement with respect to an alternative transaction) and Sprint does not exercise such termination right within 10 business days following termination of the Sprint-SoftBank merger agreement. There can be no assurance that the SoftBank Transaction or an alternative transaction will be consummated, or that this condition of the Merger Agreement will otherwise be satisfied or waived.

If the Merger Agreement is terminated because it is not adopted by our stockholders, then under certain circumstances Sprint may gain significant control over us.

If the Merger Agreement is terminated because it is not adopted by our stockholders, and either the SoftBank Transaction has been consummated or the SoftBank Transaction has been terminated in order for Sprint to enter into an alternative transaction with respect to the SoftBank Transaction and such alternative transaction has been consummated, then Sprint will gain significant control over Clearwire by increasing its majority stake in the Company pursuant to the Right of First Offer Agreement, by and among the Voting Agreement Stockholders, Sprint and Sprint HoldCo. Pursuant to the Right of First Offer Agreement, each Voting Agreement Stockholder will offer to sell to Sprint HoldCo, and Sprint HoldCo will purchase all of the equity securities of Clearwire and Clearwire Communications that such Voting Agreement Stockholder owns at a price per share of Clearwire (together with each corresponding equity security in Clearwire Communications) equal to the Merger Consideration.

Failure to complete the Proposed Merger could negatively impact our business and the market price of our Class A Common Stock, and substantial doubt may arise regarding our ability to continue as a going concern.

If the Proposed Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•
the disruption to our business resulting from the announcement of the signing of the Merger Agreement, the diversion of management's attention from our day-to-day business and the substantial restrictions imposed by the Merger Agreement on the operation of our business during the period before the completion of the Proposed Merger may make it difficult for us to achieve our business goals if the Proposed Merger does not occur; and

•
the market price of our Class A Common Stock will likely decline to the extent that the current market price of our Class A Common Stock reflects a market assumption that the Proposed Merger will be completed.

If the Proposed Merger is not completed, we may be forced to explore all available alternatives, including a potential spectrum sale in compliance with our existing agreements, and substantial doubt may arise regarding the Company's ability to continue as a going concern. If substantial doubt arises regarding the Company's ability to continue as a going concern, the Company may have to liquidate its assets, and it may realize significantly less for its assets than the values at which they are carried on its financial statements. Based on our current projections, without the funding available to the Company under the Note Purchase Agreement, we forecast that our cash and short-term investments would be depleted sometime in the fourth quarter 2013. If the Merger Agreement were to terminate and the funding under the Note Purchase Agreement would no longer be available to the Company, without alternative sources of additional capital, we would have to significantly curtail our LTE network build plan as currently contemplated to conserve cash and meet our operating and financing obligations during 2013. In addition, the Company cannot assure you that any actions that the Company takes would raise or generate sufficient capital to fully address the uncertainties of its financial position. The Company may be unable to realize value from its assets and discharge its liabilities in the normal course of business. If the Company is unable to settle its obligations to its creditors or if it is unable to obtain financing to support continued satisfaction of its debt obligations, the Company would likely be in default under its existing notes and other contractual obligations and may need to pursue financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code. In that event, the Company may seek to reorganize its business, or a trustee appointed by the court may be required to liquidate its assets. In either of these events, whether the stockholders would receive any value for their shares or a value in excess of the Merger Consideration is highly uncertain. We can give you no assurance that, in the event the Company is required to liquidate under the United States Bankruptcy Code, stockholders would receive any value for their shares or value in excess of the Merger Consideration.

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
The following table lists our significant leased properties and the square footage of those properties:

City, State (Function)	Approximate Size (Square Feet)
Bellevue, WA (headquarters and administrative)	105,000
Kirkland, WA (administrative)	21,000
Herndon, VA (administrative and WiMAX lab)	114,000
Henderson, NV (administrative and warehouse space)	41,000
Pensacola, FL (call center)	8,500
We lease additional office space in many of our current markets. We also lease approximately 41 retail stores and mall kiosks. Our retail stores, excluding mall kiosks, range in size from approximately 480 square feet to 3,600 square feet, with leases having terms typically from three to seven years.

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

Consumer Purported Class Actions and Investigation(s)
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any ETFs paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys' fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. On May 23, 2012, the Washington Supreme Court issued a decision holding that an ETF is a permissible alternative performance provision. The Court of Appeals has stayed the matter. The parties have agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties' stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The parties stipulated to allow a Fifth Amended Complaint. The parties agreed to settle the lawsuit. On December 27, 2012, the Court granted preliminary approval of the settlement. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements. If the Court does not grant final approval of the settlement, this case will remain in the early stages of litigation and its outcome is unknown.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the Company's advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire's ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys' fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire's motions, plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court's decision in AT&T Mobility LLC v. Concepcion, No. 09-893, which we refer to as Concepcion, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire's motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. The parties agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire's network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California's Business and Professions Code Sections 17200 et seq., and violation of California's Consumers' Legal Remedies Act. Plaintiff contends Clearwire's advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire's network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. The parties agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In August 2012, Richard Wuest filed a purported class action against Clearwire in the California Superior Court, San Francisco County. Plaintiff alleges that Clearwire violated California's Invasion of Privacy Act, Penal Code 630, notably §632.7, which prohibits the recording of communications made from a cellular or cordless telephone without the consent of all parties to the communication. Plaintiff seeks statutory damages and injunctive relief, costs, attorney fees, pre and post judgment interest. Clearwire removed the matter to federal court. On November 2, 2012, Clearwire filed an answer to the complaint. The litigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
On September 6, 2012, the Washington State Attorney General's Office served on Clearwire Corporation a Civil Investigative Demand pursuant to RCW 19.86.110. The demand seeks information and documents in furtherance of the Attorney General Office's investigation of possible unfair trade practices, failure to properly disclose contractual terms, and misleading advertising. On October 22, 2012, Clearwire responded to the demand.

Purported Shareholder Class Actions: Delaware Actions
On December 12, 2012, stockholder Crest Financial Limited, which we refer to as Crest, filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Sprint Holdco LLC and Eagle River, purportedly brought on behalf of the public stockholders of the Company. On December 14, 2012, plaintiff filed an amended complaint, and on January 2, 2013, plaintiff filed a second amended complaint. Also, on December 12, 2012, the plaintiff filed a motion seeking an expedited trial. Following a hearing on January 10, 2013, the Court denied the motion to expedite without prejudice. The Court also directed the parties to consolidate this lawsuit with the other Delaware actions described below, and the parties have agreed to extend Clearwire's time to respond to the complaints and discovery requests in connection with this action, as well as the below-referenced Delaware actions, pending the filing of a consolidated complaint. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the proposed transaction between Sprint and the Company, that Sprint and Eagle River breached duties owed to the Company's public stockholders by virtue of their alleged status as controlling stockholders, including with respect to the SoftBank Transaction, and that the Company aided and abetted the alleged breaches of fiduciary duty by Sprint and Eagle River. The lawsuit also alleges that the Merger Consideration undervalues the Company, and that the controlling stockholders acted to enrich themselves at the expense of the minority stockholders. The lawsuit seeks to permanently enjoin the SoftBank Transaction, permanently enjoin the Proposed Merger, permanently enjoin Sprint from allegedly interfering with the Company's plans to raise capital or sell its spectrum and to recover compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 20, 2012, stockholder Abraham Katsman filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint and SoftBank, purportedly bought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that SoftBank aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Proposed Merger Consideration undervalues the Company and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, rescission of the Proposed Merger, and to recover unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 28, 2012, stockholder Kenneth L. Feigeles filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Merger Sub and Eagle River, purportedly brought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that the Company, Sprint, Merger Sub and Eagle River aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, to rescind the Proposed Merger, and it seeks unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.

On December 28, 2012, stockholder Joan Litwin filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Sprint Holdco and Eagle River, purportedly brought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint and Eagle River breached duties owed to the Company's public stockholders by virtue of their alleged status as controlling stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty by Sprint, Eagle River and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that Sprint is using its position as controlling stockholder to obtain the Company's spectrum for itself to the detriment of the public stockholders, and that the directors of the Company allowed the Company to stagnate to benefit Sprint and Eagle River. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, to rescind the Proposed Merger. The lawsuit also seeks to enjoin Sprint from interfering with the Company's build-out plans or any future sale of spectrum, and seeks unspecified compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On or about January 3, 2013, stockholder David DeLeo filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint and Merger Sub, purportedly brought on behalf of our public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that the Company and Merger Sub aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that Sprint and the directors of the Company misappropriated non-public information that was not disclosed to the plaintiffs, and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks a declaratory judgment that the proposed transaction between Sprint and the Company was entered into in breach of Sprint's fiduciary duties, an injunction preventing the proposed transaction between Sprint and the Company and, should the Proposed Merger be consummated, to rescind the Proposed Merger, and it seeks unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.

Purported Shareholder Class Actions: Washington Actions

On December 20, 2012 stockholder Joe Kuhnle filed a putative class action lawsuit in the Superior Court of Washington, King County, against the Company and its directors, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Kuhnle Action. The Kuhnle Action alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, and that the Company aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The Kuhnle Action also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, that the deal protection devices favor Sprint to the detriment of the public stockholders, and that the directors of the Company failed to make necessary disclosures in their public filings. The Kuhnle Action seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, a preliminary injunction preventing the Proposed Merger and, should the Proposed Merger be consummated, rescission of the Proposed Merger, and to recover unspecified rescissory and compensatory damages. On January 18, 2013, we and the other defendants collectively filed a motion to dismiss or stay the Kuhnle Action in favor of the prior-filed Delaware Actions. On January 11, 2013, plaintiff filed a motion for Limited Expedited Discovery along with an amended complaint.  On January 18, 2013 we filed an opposition to plaintiff's motion for Limited Expedited Discovery. The Court denied plaintiff's motion for Limited Expedited Discovery on January 28, 2013, and ordered discovery to proceed in the ordinary course. On January 18, we filed a motion to Stay the Kuhnle Action in favor of the prior-filed Delaware actions.  On January 25, 2013, plaintiff filed its opposition to the motion to Stay. We filed a reply in support of the motion to Stay on January 31, 2013, and the Court held a hearing on the motion to Stay on February 8, 2013. On February 11, 2013, the court granted the motion to stay. On January 22, 2013, the parties stipulated to consolidate the three King County lawsuits--the Kuhnle Action, along with both the Millen Action and the Rowe Action (each discussed further below)--into one matter: In Re Clearwire Corporation Shareholder Litigation. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 20, 2012, stockholder Doug Millen filed a putative class action lawsuit in the Superior Court of Washington, King County against the Company and its directors, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Millen Action. The lawsuit alleges that the directors of the Company breached their fiduciary duties owed to the Company's public stockholders in connection with the Proposed Merger, and that the Company aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, that the deal protection devices favor Sprint to the detriment of the public stockholders, and that the directors of the Company failed to make necessary disclosures in connection with the announcement of the transaction. The lawsuit seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, an injunction preventing the Proposed Merger, and rescission of the Proposed Merger to the extent it has already been consummated. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 31, 2012, stockholder Clinton Rowe filed a putative class action lawsuit in the Superior Court of Washington, King County against the Company, its directors, Sprint and Merger Sub, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Rowe Action. The lawsuit alleges that Sprint and the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, and that the Company, Sprint and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, and that the directors of the Company did not protect the Company against numerous conflicts of interest. The lawsuit seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, an injunction preventing the Proposed Merger, rescission of the transaction to the extent it has already been implemented, and the imposition of a constructive trust in favor of the plaintiff class upon any benefits improperly received by defendants. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
In addition to the matters described above, We currently have an application pending before the FCC which relates to the Proposed Merger and requires FCC approval. We are also often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.
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
Market Prices of Common Stock
Our Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol “CLWR.” Prior to the closing of the Transactions, we were not publicly listed. The following table sets forth the quarterly high and low sales prices of Class A Common Stock as reported on the NASDAQ Global Select Market for the trading period of January 1, 2011 through December 31, 2012:

	High	Low
Year Ended December 31, 2011:
First Quarter	$6.00	$4.71
Second Quarter	$6.11	$3.35
Third Quarter	$4.07	$1.32
Fourth Quarter	$2.64	$1.24
Year Ended December 31, 2012:
First Quarter	$2.48	$1.69
Second Quarter	$2.32	$1.00
Third Quarter	$1.95	$0.83
Fourth Quarter	$3.40	$1.21
The last reported sales price of our Class A Common Stock on the NASDAQ Global Select Market on February 11, 2013 was $3.19.
As of February 11, 2013 there were 114 holders of record of Class A Common Stock. As many shares of Class A Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of Class A Common Stock represented by these record holders.
There is currently no established public trading market for our Class B Common Stock.
Class A Common Stock Repurchases
There were no Class A Common Stock repurchases during the period.
Equity Compensation Plan
The table below presents information as of December 31, 2012 for our equity compensation plans. We do not have any equity compensation plans that have not been approved by stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options And Vesting of Restricted Stock Units		Weighted Average Exercise Price of Options(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	31,626,047	(1)	$14.39	34,661,769
_______________________________________

(1)
Our equity compensation plans authorize the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Of these shares, 3,250,605 are to be issued upon the exercise of outstanding options and 28,375,442 are to be issued pursuant to the vesting of outstanding restricted stock units.

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
Performance Graph
The graph below compares the annual percentage change in the cumulative total return on our Class A Common Stock with the NASDAQ Composite Index and the NASDAQ Telecom Index. The graph shows the value as of December 31, 2012, of $100 invested on December 31, 2008 in Class A Common Stock, the NASDAQ Composite Index and the NASDAQ Telecom Index.
Comparison of Cumulative Total Returns
Among Clearwire, NASDAQ Composite Index, and NASDAQ Telecom Index

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Clearwire	$100.00	$137.12	$104.46	$39.35	$58.62
NASDAQ Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47
NASDAQ Telecom Index	$100.00	$148.24	$154.06	$134.92	$137.31

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$1,264,694	$1,253,466	$535,103	$243,772	$17,846
Cost of goods and services and network costs (exclusive of items shown separately below)	908,078	1,249,966	912,776	410,899	131,192
Selling, general and administrative expense	558,202	698,067	870,980	515,296	146,681
Depreciation and amortization	768,193	687,636	454,003	190,273	56,106
Spectrum lease expense	326,798	308,693	279,993	259,359	90,032
Loss from abandonment and impairment of network and other assets	82,206	700,341	180,001	7,864	—
Transaction related expenses	—	—	—	—	82,960
Total operating expenses	2,643,477	3,644,703	2,697,753	1,383,691	506,971
Operating loss	(1,378,783)	(2,391,237)	(2,162,650)	(1,139,919)	(489,125)
Other income (expense):
Interest income	1,895	2,335	4,950	9,649	1,089
Interest expense	(553,459)	(505,992)	(152,868)	(69,431)	(16,544)
Gain (loss) on derivative instruments	1,356	145,308	63,255	(6,976)	(6,072)
Other income (expense), net	(12,153)	681	(2,671)	(1,751)	(16,346)
Total other income (expense), net	(562,361)	(357,668)	(87,334)	(68,509)	(37,873)
Loss from continuing operations before income taxes	(1,941,144)	(2,748,905)	(2,249,984)	(1,208,428)	(526,998)
Income tax provision	197,399	(106,828)	(1,218)	(160)	(61,369)
Net loss from continuing operations	(1,743,745)	(2,855,733)	(2,251,202)	(1,208,588)	(588,367)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840	894,841	156,829
Net loss from continuing operations attributable to Clearwire Corporation	(561,562)	(696,902)	(475,362)	(313,747)	(431,538)
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax	(167,005)	(20,431)	(12,075)	(11,835)	(1,088)
Net loss attributable to Clearwire Corporation	$(728,567)	$(717,333)	$(487,437)	$(325,582)	$(432,626)
Net loss from continuing operations per Clearwire Corporation Class A Common Share(2):
Basic	$(1.01)	$(2.70)	$(2.14)	$(1.66)	$(0.15)
Diluted	$(1.27)	$(2.99)	$(2.41)	$(1.68)	$(0.27)
Net loss per Clearwire Corporation Class A Common Share(2):
Basic	$(1.31)	$(2.78)	$(2.19)	$(1.72)	$(0.16)
Diluted	$(1.39)	$(3.07)	$(2.46)	$(1.74)	$(0.28)
Other Financial Data:
Capital expenditures	$182,401	$225,672	$2,654,612	$1,533,918	$573,537
____________________________________

(1)
The year ended December 31, 2008 includes the results of operations for the Sprint WiMAX Business for the first eleven months of 2008 prior to the closing of the Transactions and the results of the combined operations of the Sprint WiMAX Business and Old Clearwire operations subsequent to the Closing.

(2)
Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008. We have calculated and presented basic and diluted net loss per share for the period from November 29, 2008 through December 31, 2008 and for the years ended December 31, 2009, 2010, 2011 and 2012.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Operating Data:
Subscribers:
Retail(1)	1,361	1,292	1,099	595	424
Wholesale(2)	8,220	9,123	3,246	46	—
_______________________________________

(1)	Represents the number of household individuals and business or governmental entities receiving wireless broadband connectivity through our networks.

(2)	Represents the number of devices on our networks.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$193,445	$891,929	$1,230,242	$1,690,552	$1,194,449
Investments (short- and long-term)	675,112	215,655	517,567	2,194,348	1,920,723
Property, plant and equipment, net	2,259,004	3,014,277	4,447,374	2,573,530	1,278,188
Spectrum licenses, net	4,249,621	4,298,254	4,348,882	4,404,727	4,378,850
Assets of discontinued operations	—	36,696	96,765	136,128	163,737
Total assets	7,665,789	8,842,652	11,040,486	11,267,853	9,124,167
Long-term debt, net	4,271,357	4,019,605	4,017,019	2,714,731	1,350,498
Liabilities of discontinued operations	—	25,196	32,071	39,804	32,269
Non-controlling interests	1,069,631	2,546,309	4,546,788	6,181,525	5,436,618
Total stockholders' equity	1,881,622	3,646,038	5,869,998	7,772,368	7,502,810

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. As of December 31, 2012, we offered our services in 88 markets in the United States covering an estimated 137.4 million people, including an estimated 135.1 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets. In addition to Sprint and our other existing wholesale partners, we have also recently entered into wholesale agreements with CBeyond, NetZero/United Online, Simplexity, Earthlink, Freedom POP, Leap (dba Cricket Communications), Kajeet and Locus Telecomminications. We ended 2012 with approximately 1.4 million retail and 8.2 million wholesale subscribers. The 4G MVNO Agreement provides for unlimited WiMAX service to Sprint retail customers in exchange for fixed payments in 2012 and 2013, so fluctuations in the wholesale subscriber base will not necessarily correlate to wholesale revenue. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses, and seeking additional strategic opportunities for our current business.
As of December 31, 2012, we completed the sale of our international operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed as discontinued operations.

We need to greatly expand our revenue base by increasing sales to our existing wholesale partners and bringing on other significant wholesale partners. In addition, to be successful, we believe it is necessary that we deploy LTE technology which is currently being adopted by most wireless operators globally as their next generation wireless technology.
We believe that, as the demand for mobile broadband services continues its rapid growth, Sprint and other service providers will find it difficult, if not impossible, to satisfy their customers' demands with their existing spectrum holdings. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position to offer substantial additional data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
Initially, we plan to overlay 2,000 of our existing mobile WiMAX sites with TDD-LTE, over 20 MHz-wide channels by June 30, 2013, and a total of approximately 5,000 sites by the end of the year. We refer to this plan as our current LTE build plan. We are focusing primarily on sites in densely populated urban areas where we currently experience the highest

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely to generate sufficient revenues. We have begun deployment of our LTE network and have 1,000 sites on air as of December 31, 2012. Currently, we plan to operate LTE on approximately 8,000 sites by the end of 2014. Our planned deployment of the initial 2,000 sites by June 30, 2013 will satisfy the initial LTE prepayment milestone under the terms of the 4G MVNO Agreement.
If our Proposed Merger with Sprint does not close, the success of our current plans will depend to a large extent on whether we succeed in the following areas: adding new wholesale partners with substantial requirements for additional data capacity to supplement their own services and generating or exceeding the revenue levels we currently expect for that portion of our business; maintaining our retail base and revenues while continuing to realize the benefits from cost savings initiatives; deploying LTE technology on our network; and raising additional capital. Our ability to satisfy the requirements of our current plans in each of these areas remains uncertain. Given this uncertainty, we regularly review our current plans and other strategic options, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business and maximize shareholder value.
Merger Agreement

On December 17, 2012, we entered into the Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Class A Common Stock and Class B Common Stock, not currently owned by Sprint, SoftBank or their affiliates. At the closing, the outstanding shares of common stock will be canceled and converted automatically into the right to receive $2.97 per share in cash, without interest. Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special meeting that will be held on a date to be announced. Consummation of the transactions under the Merger Agreement are subject to a number of conditions precedent, including, among others: (i) Clearwire Stockholder Approval, (ii) the receipt of the FCC approvals required to consummate the Proposed Merger, (iii) the absence of any order enjoining the consummation of, or prohibiting, the Proposed Merger; (iv) the non-occurrence of any event having a material adverse effect from the date of the Merger Agreement to the closing of the Proposed Merger, and (v) the consummation by Sprint of the SoftBank Transaction, or an alternate transaction thereto.
The Merger Agreement contains termination rights for the benefit of Sprint and Clearwire and further provides that Sprint will be required to pay us a termination fee of $120.0 million under certain specified circumstances of termination of the Merger Agreement. Any obligation to pay such termination fee will be satisfied by the cancellation of $120.0 million of Notes, which are described below. In the event we are entitled to receive the termination fee, in certain instances, we may also be entitled to receive from Sprint a supplemental prepayment for LTE services on January 15, 2014 in the amount of $100.0 million, conditioned upon the completion of site build-out targets pursuant to a commercial agreement currently in effect between Sprint and Clearwire. Any such prepayment will be credited against certain of Sprint's obligations under such agreement.

Note Purchase Agreement

In connection with the Merger Agreement, on December 17, 2012, we and the Issuers also entered into the Note Purchase Agreement in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800.0 million of 1.00% Notes due 2018 in ten monthly installments of $80.0 million each. The Notes accrue interest at 1.00% per annum and are exchangeable into shares of Class A Common Stock at an exchange rate of 666.67 shares per $1,000 aggregate principal amount of the Notes, which is equivalent to a price of $1.50 per share, subject to anti-dilution protections. We can draw on the Note Purchase Agreement monthly beginning in January 2013. Additionally, on the last three draw dates (in August, September and October 2013), we can only request that Sprint purchase notes if (i) the Build-Out Agreement is reached by February 28, 2013, (ii) the Build-Out Agreement is in full force and effect and (iii) we have not breached any of our obligations under the Build-Out Agreement.
If the Merger Agreement is terminated under circumstances where we would receive, and do not reject, the Sprint Termination Fee, then $120.0 million principal amount of the Notes will be automatically canceled. In addition, if the Merger Agreement is terminated because the SoftBank Transaction is not consummated, we will have the option to exchange the Notes that remain outstanding at the Exchange Rate for 15 business days following the termination of the SoftBank Transaction.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Unlike the terms of the Existing Indenture, the terms of the New Indenture do not include an option to call or redeem the Notes, and Sprint does not have the right to put the Notes at specified dates.
The Note Purchase Agreement can be terminated, among other things, by mutual consent, automatically if the required vote to approve the Proposed Merger is not obtained at our stockholders meeting, or if the Merger Agreement is terminated due to a failure of the SoftBank Transaction or a breach of Sprint's representations, warranties, covenants or agreements thereunder (subject to certain conditions), provided that if the Note Purchase Agreement is terminated due to the Merger Agreement being terminated by reason of a failure of the SoftBank Transaction or because of a breach of any representation, warranty, covenant or agreement by Sprint, then the Note Purchase Agreement will terminate upon the earlier of (i) our exercising our option to exchange the Notes upon such termination and (ii) July 2, 2013; however the Note Purchase Agreement will not terminate on July 2, 2013 if the Build-Out Agreement was reached by February 28, 2013, the Build-Out Agreement is in full force and effect and we have not breached any of our obligations under the Build-Out Agreement.
On December 26, 2012, we notified Sprint of our intention to take the first draw in January 2013 under the Note Purchase Agreement. Following receipt of the DISH Proposal, the Special Committee elected on December 28, 2012, to revoke our draw notice prior to receiving any proceeds from the draw to allow us to evaluate the DISH Proposal. Sprint subsequently asserted that it believes that the draw notice is irrevocable and has reserved its rights with respect thereto. The Special Committee also decided to forego the second draw for February 2013 as the Special Committee continues to evaluate DISH's proposal. Our election to forego the first two draws under the Note Purchase Agreement has reduced the aggregate principal amount available to $640.0 million. The Special Committee has not made any determination with respect to whether we will take any future draws under the Note Purchase Agreement.

DISH Proposal

After signing the Merger Agreement, we received the DISH Proposal. The DISH Proposal provides for DISH to purchase certain spectrum assets from us, enter into a commercial agreement with us and acquire up to all of our common stock for $3.30 per share (subject to minimum ownership of at least 25% and granting of certain governance rights) and provide us with financing on specified terms. The DISH Proposal is only a preliminary indication of interest and is subject to numerous, material uncertainties and conditions, including the negotiation of multiple contractual arrangements being requested by DISH as well as regulatory approvals. The DISH Proposal provides that it would be withdrawn if we draw any of the funds available under the Note Purchase Agreement. Some of the terms in the DISH Proposal, as currently proposed, may not be permitted under the terms of our current legal and contractual obligations. Additionally, our ability to enter into strategic transactions is significantly limited by our current contractual arrangements, including the Sprint Agreement and our existing Equityholders’ Agreement.

The Special Committee is currently evaluating the DISH Proposal and engaging in discussions with each of DISH and Sprint, as appropriate. The Special Committee has not made any determination to change its recommendation regarding the current Sprint transaction. Consistent with our obligations under the Sprint Agreement, we provided Sprint with notice, and the material terms, of the DISH Proposal, and received a response from Sprint that stated, among other things, that Sprint has reviewed the DISH Proposal and believes that it is illusory, inferior to the Sprint transaction and not viable because it cannot be implemented in light of our current legal and contractual obligations. Sprint has stated that the Sprint Agreement would prohibit us from entering into agreements for much of the DISH Proposal.

Liquidity and Capital Resource Requirements

During the year ended December 31, 2012, we incurred $1.74 billion of net losses from continuing operations. We utilized $451.5 million of cash from operating activities of continuing operations and spent $113.0 million of cash on capital expenditures in the improvement and maintenance of our existing networks and for the deployment of our LTE network.

On January 27, 2012, we announced the completion of an offering by our operating subsidiary, Clearwire Communications, of $300.0 million aggregate principal amount of 14.75% first-priority senior secured notes due 2016, which we refer to as the 2016 Senior Secured Notes, at an issue price of 100%. On March 15, 2012, we entered into securities purchase agreements with certain institutional investors, pursuant to which we issued shares of Class A Common Stock for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and in connection with the issuance, Clearwire Communications repurchased

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

$100.0 million in aggregate principal amount of our 8.25% exchangeable notes due 2040, which we refer to as Exchangeable Notes, for a total price equal to the Purchase Price.

On May 4, 2012, we entered into a sales agreement with Cantor Fitzgerald & Co., which we refer to as CF&Co, pursuant to which we offered and sold shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent. We received net proceeds of approximately $58.5 million related to this agreement. On July 26, 2012, we announced that we elected to cease further sales under this sales agreement.

We expanded our wholesale agreement with Sprint in 2011 and 2012. Under the 4G MVNO Agreement, Sprint is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013. In 2012, we received approximately $600.0 million from Sprint; $450.0 million of which was paid under the 4G MVNO Agreement for services we provided to Sprint in 2012 and $150 million pursuant to a promissory note. The remainder of the amounts owed by Sprint under the 4G MVNO Agreement is payable to us by Sprint for services to be provided in 2013. Of the $925.9 million payable by Sprint under the 4G MVNO Agreement, $175.9 million will be paid as an offset to principal and interest due under the $150.0 million promissory note issued by us to Sprint in 2012. On January 2, 2013, we offset $83.6 million to principal and related accrued interest to reduce the principal amount we owe to Sprint under the promissory note to $75 million. Additionally, in the 4G MVNO Agreement, Sprint agreed to pay us additional usage-based fees for mobile WiMAX services provided to Sprint's retail customers in 2014 and beyond and for LTE services provided to Sprint's wholesale customers in 2013 and beyond.

To date, we have invested heavily in building and maintaining our networks. We have a history of operating losses, and we expect to have significant losses in the future. We do not expect our operations to generate positive cash flows during the next twelve months.

As of December 31, 2012, we had available cash and short-term investments of approximately $868.6 million. Our current LTE build plan is to have approximately 2,000 LTE sites on air by the end of June 2013, which will satisfy the initial LTE prepayment milestone under the terms of the 4G MVNO Agreement with Sprint. Under the 4G MVNO Agreement with Sprint, we are required to expand our LTE network to 5,000 sites by June 30, 2014. Subject to the availability of funding under the Note Purchase Agreement, our current LTE build plan is to expand our LTE network to 5,000 sites by the end of 2013.

Under our current LTE build plan, we currently expect to satisfy our operating, financing and capital spending needs for the next twelve months using the available cash and short-term investments on hand together with a portion of the remaining borrowing capacity available under the Note Purchase Agreement and with the proceeds of additional vendor financing. As discussed previously, our election to forego the first two draws under the Note Purchase Agreement has reduced the aggregate principal amount available to $640.0 million and our ability to draw a portion of the funds under the Note Purchase Agreement is subject to certain conditions. Additionally, on the last three Draw Dates (in August, September and October 2013), we can only request that Sprint purchase notes if (i) an agreement has been reached between the parties on the Build-Out Agreement, by February 28, 2013, (ii) the Build-Out Agreement is in full force and effect and (iii) we have not breached any of our obligations under the Build-Out Agreement.
By electing to draw on at least three months of borrowing capacity under the Note Purchase Agreement, we would have sufficient cash and borrowing capacity to build 2,000 LTE sites by June 30, 2013 and satisfy the initial LTE prepayment milestone with Sprint, and meet our operating and financing needs for the next twelve months. If the Merger Agreement were to terminate and funding beyond three draws under the Note Purchase Agreement would no longer be available to the Company, without alternative sources of additional capital, we would have to significantly curtail our LTE network build plan as currently contemplated to conserve cash and meet our operating and financing obligations during 2013. If we do not draw on at least three months of borrowing capacity under the Note Purchase Agreement and do not obtain a similar amount of additional financing from alternative sources, we forecast that our cash and short-term investments would be depleted sometime in the fourth quarter 2013.

Further, if the Proposed Merger fails to close for any reason or the closing takes longer than we expect, we will need to raise substantial additional capital and to secure commitments from additional wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner to fully implement our business plans and to be able to continue to operate.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

The amount of additional capital needed by us if the Proposed Merger fails to close will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. Our capital requirements will largely be predicated on the amount of cash we receive from Sprint for our services beyond the minimum commitments specified in our amended wholesale agreement and whether we secure commitments from new wholesale partners with significant data capacity needs. Each will partially depend on whether our construction of an LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our mobile WiMAX network beyond 2013. Other factors significantly affecting our capital needs include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance.

Any delays in the deployment of our planned LTE network, delays in the rollout of LTE services that rely on our network by Sprint or our other wholesale partners or unexpected increases in the costs we incur in deploying our LTE network would materially increase the additional capital we require for our business. Additionally, if we are unable to secure commitments from additional wholesale partners with significant data capacity needs, our need for additional capital will increase substantially to a level that we may find difficult to obtain.

Whether we would be able to successfully fulfill our additional capital needs in a timely manner is uncertain. If the Merger Agreement terminates, we will likely pursue various alternatives for securing additional capital. These alternatives include, among other things, obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and, with the current trading price of our Class A Common Stock, any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. Further, unless we are able to secure the required shareholder approvals to increase the number of authorized shares under our Certificate of Incorporation, we may not have enough authorized, but unissued shares available to raise sufficient additional capital through an equity financing. With our existing level of indebtedness, including the amount of any financing drawn by us under the Note Purchase Agreement, if any, and our inability to issue additional secured indebtedness under our existing indentures, additional debt financings may not be available on acceptable terms or at all. Even if additional debt financings are available, they could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find difficult to support. Other sources of additional capital could include, among other things, a sale of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner or at all is uncertain.

Additionally, as previously stated, we regularly evaluate our plans and other strategic options, and, if the Merger Agreement terminates, we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also substantially change our capital requirements in the near and/or long term.
If the Merger Agreement terminates and we are unable to raise sufficient additional capital to fulfill our funding needs in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail businesses to meet our obligations beyond the next twelve months, our business prospects, financial condition and results of operations will likely be materially and adversely affected, substantial doubt may arise about our ability to continue as a going concern and we will be forced to consider all available alternatives, including financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates used, including those related to long-lived assets and intangible assets, including spectrum, derivatives, and deferred tax asset valuation allowance.

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

We have identified the following accounting policies and estimates that involve a higher degree of judgment or complexity and that we believe are key to an understanding of our financial statements:

Spectrum Licenses

We have two types of arrangements for spectrum licenses: owned spectrum licenses with indefinite lives and spectrum leases. While owned spectrum licenses are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, management has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. Changes in these factors may have a significant effect on our assessment of the useful lives of our owned spectrum licenses.

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

The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of the intangible asset with its carrying amount. We calculate the fair value of spectrum primarily using a discounted cash flow model (the Greenfield Approach), which approximates value by assuming a company is started owning only the spectrum licenses, and then makes investments required to build a network utilizing the spectrum for its highest and best use. We utilize a 10 year discrete period to isolate cash flows attributable to the licenses including modeling the hypothetical build out of a nationwide network. Assumptions key in estimating fair value under this method include, but are not limited to, revenue and subscriber growth rates, operating expenditures, capital expenditures and timing of build out, market share achieved, terminal value growth rate, tax rates and discount rate. The assumptions which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model were based on a combination of average marketplace participant data and our historical results and business plans to the extent we believe they are representative of those of a marketplace participant. The discount rate used in the model represents a weighted average cost of capital taking into account the cost of debt and equity financing weighted by the percentage of debt and equity in a target capital structure and the perceived risk

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

associated with an intangible asset such as our spectrum licenses. The terminal value growth rate represents our estimate of the marketplace's long term growth rate. We also consider the market indications related to completed spectrum auctions and transactions. Giving consideration to when the transactions occurred and the similarities between the spectrum sold in those transactions to our spectrum licenses, we weight the fair value indications with those obtained from application of the Greenfield Approach. We also validate the fair value obtained from the Greenfield Approach against market data of pending transactions, when available.

We had no impairment of our indefinite lived intangible assets in any of the periods presented as the fair value of our indefinite lived intangible assets computed using the methodology described above was in excess of its carrying value. Holding all other assumptions constant, while the following changes in assumptions would result in the fair value of the licenses that is less than currently projected, the fair value would still be higher than their book values: if the projected operating cost or capital expenditures were to increase by 1% as a percentage of revenue; if buildout to the target population coverage was delayed by one year; or the discount rate was increased by 50 basis points. However, if there is a substantial adverse decline in the operating profitability of the wireless service industry, we could have material impairment charges in future years which could adversely affect our results of operations and financial condition.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Property, Plant & Equipment

A significant portion of our total assets is PP&E. PP&E represented $2.26 billion of our $7.67 billion in total assets as of December 31, 2012. We calculate depreciation on these assets using the straight-line method based on estimated economic useful lives. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we periodically review these factors to assess the remaining life of our asset base. When these factors indicate that an asset's useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life.

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

On a quarterly basis we assess our network assets related to projects that have not yet been completed and deployed in our networks, including network equipment and cell site development costs. This assessment includes the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet our strategic network plans and will not be deployed. As we continue to revise our build plans in response to changes in our strategy, funding availability, technology and industry trends, additional projects could be identified for abandonment, for which the associated write-downs could be material.

Derivative Valuation

Derivative financial instruments are recorded as either assets or liabilities on our consolidated balance sheet at their fair value on the date of issuance and are remeasured to fair value on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as Gain (loss) on derivative instruments. At December 31, 2012, derivative financial instruments requiring revaluation are composed primarily of the exchange options, which we refer to as Exchange Options, embedded in our Exchangeable Notes issued in December 2010 that were required to be accounted for separately from the debt host contract.

Valuation of the Exchange Options requires assumptions involving judgment as they are embedded derivatives within host contracts and consequently are not traded on an exchange. We estimate the fair value using a trinomial option pricing model based on the individual characteristics of the exchange feature, observable market-based inputs for stock price and risk-free interest rate, and an assumption for volatility. Estimated volatility is a measure of risk or variability of our stock price over the life of the option. The estimated volatility is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for the general conditions of the market as well as company-specific factors such as our market trading volume and the expected future performance of the company. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $13.3 million, or a gain of $5.3 million, respectively.

In addition, in the event of an issuance of new equity securities or securities exchangeable or convertible into capital stock, which we refer to as New Securities, the pre-emptive rights contained in the Original Equityholders' Agreement allow certain equityholders to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value. The fair value of this derivative is

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

determined by, among other things, the probability of a New Securities issuance, the probability that existing equityholders will participate in any new issuance and the extent of their participation, if any.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Results of Operations
The following table sets forth operating data for the periods presented (in thousands, except per share data).

				Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010
	Year Ended December 31,
	2012	2011	2010
Revenues:
Retail revenues	$795,632	$758,254	$480,761	4.9%	57.7%
Wholesale revenues	468,469	493,661	50,593	(5.1)%	875.7%
Other revenues	593	1,551	3,749	(61.8)%	(58.6)%
Total revenues	1,264,694	1,253,466	535,103	0.9%	134.2%
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	908,078	1,249,966	912,776	(27.4)%	36.9%
Selling, general and administrative expense	558,202	698,067	870,980	(20.0)%	(19.9)%
Depreciation and amortization	768,193	687,636	454,003	11.7%	51.5%
Spectrum lease expense	326,798	308,693	279,993	5.9%	10.3%
Loss from abandonment of network and other assets	82,206	700,341	180,001	(88.3)%	289.1%
Total operating expenses	2,643,477	3,644,703	2,697,753	(27.5)%	35.1%
Operating loss	(1,378,783)	(2,391,237)	(2,162,650)	42.3%	(10.6)%
Other income (expense):
Interest income	1,895	2,335	4,950	(18.8)%	(52.8)%
Interest expense	(553,459)	(505,992)	(152,868)	(9.4)%	(231.0)%
Gain on derivative instruments	1,356	145,308	63,255	(99.1)%	129.7%
Other income (expense), net	(12,153)	681	(2,671)	N/M	125.5%
Total other expense, net	(562,361)	(357,668)	(87,334)	(57.2)%	(309.5)%
Loss from continuing operations before income taxes	(1,941,144)	(2,748,905)	(2,249,984)	29.4%	(22.2)%
Income tax benefit (provision)	197,399	(106,828)	(1,218)	284.8%	N/M
Net loss from continuing operations	(1,743,745)	(2,855,733)	(2,251,202)	38.9%	(26.9)%
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840	(45.2)%	21.6%
Net loss from continuing operations attributable to Clearwire Corporation	(561,562)	(696,902)	(475,362)	19.4%	(46.6)%
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax	(167,005)	(20,431)	(12,075)	N/M	(69.2)%
Net loss attributable to Clearwire Corporation	$(728,567)	$(717,333)	$(487,437)	(1.6)%	(47.2)%
Revenues

Retail revenues are primarily generated from subscription fees for our 4G and Pre-4G services, as well as from sales of 4G devices. Wholesale revenues are primarily generated from service fees for our 4G services.

	Year Ended December 31,			Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010
(In thousands, except percentages)	2012	2011	2010
Population covered by services	137,366	134,159	114,233	2.4%	17.4%
Subscribers:
Retail	1,361	1,292	1,099	5.3%	17.6%
Wholesale	8,220	9,123	3,246	(9.9)%	181.1%

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

The increase in retail revenues for the year ended December 31, 2012 of $37.4 million as compared to the same period in 2011 is due primarily to the growth in subscribers and an increase in equipment revenues as we have discontinued the option for our new retail customers to lease equipment in favor of a purchase only model under our new no-contract retail offering.

The increase in retail revenue for the year ended December 31, 2011 of $277.5 million as compared to the same period in 2010 is due primarily to the growth in subscribers resulting from the continued expansion of our retail subscriber base as we expanded our networks into new markets throughout 2010.

Recognition of wholesale revenue during the year ended December 31, 2012 compared to the same period in the prior year in 2011 changed from usage-based pricing to fixed pricing. Under the 4G MVNO Agreement, Sprint is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately $600.0 million of which was paid for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint. Of the amount due, $900.0 million will be recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million will be recorded as an offset to the interest cost associated with the promissory note. As a result, the amount of wholesale revenue from Sprint that was recognized during the year ended December 31, 2012 was not impacted by either the number of Sprint's retail customers or by their usage during the year. Wholesale revenue of $468.5 million during the year ended December 31, 2012 primarily represents the current period straight-line recognition of the $900.0 million due from Sprint.

On April 18, 2011, we signed an amendment to the 4G MVNO Agreement with Sprint, which we refer to as the April 2011 4G MVNO Agreement, that resulted in a new usage-based pricing structure that applies to most 4G wireless services provided by us to Sprint effective beginning January 1, 2011. Application of the usage-based pricing structure to usage generated during 2011 as well as the increase in the number of wholesale subscribers contributed to the increase in wholesale revenues in that period as compared to the same period in the prior year. In addition, wholesale revenue for the year ended December 31, 2011 also includes $17.7 million of a $28.2 million settlement payment. Because each of the agreements in the April 2011 4G MVNO Agreement were explicitly linked to one another, the settlement amount was treated as partial consideration for a revenue arrangement with multiple deliverables and was allocated to separate units of accounting based on the deliverables' relative fair values. The settlement payment was allocated, in part, to the settlement of 2010 pricing disputes. The remainder was recorded as deferred revenue and will be recognized over the remaining term of the agreements. The amount recognized in the year ended December 31, 2011 represents the portion allocated to the settlement of 2010 pricing disputes and the current amortization of the portion deferred.

Sprint is a significant wholesale customer of our 4G wireless broadband services. During the years ended December 31, 2012, 2011 and 2010, wholesale revenue recorded attributable to Sprint comprised approximately 36%, 39% and 9% of total revenues, respectively, and substantially all of our wholesale revenues.
Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs primarily includes tower and network costs, provision for excessive and obsolete equipment, cost of goods sold and cost of services. Tower costs include rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites. Cost of goods sold include the cost of CPE, sold to subscribers, and cost of services include costs incurred to provide 3G wireless services to our dual-mode customers.

The change in Cost of goods and services and network costs during the year ended December 31, 2012 as compared to the same period in 2011 resulted primarily from a decrease in the charges for excessive and obsolete equipment. The charges related to the provision for excessive and obsolete equipment were $75.6 million and $266.1 million for the years ended December 31, 2012 and 2011, respectively. The change was driven primarily by a decrease in the charges for network equipment to support our network deployment plans or sparing requirements which were identified as we solidified our LTE network architecture.

In addition, tower and network costs decreased approximately $147.7 million for the year ended December 31, 2012 as compared to 2011 primarily related to lease termination costs and recognition of cease-to-use liabilities for unused backhaul circuits and tower leases where we provided notice to our landlords of our intention not to renew during 2011. For additional discussion

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

about these costs, see Note 3, Charges Resulting from Cost Saving Initiatives, in the notes to the consolidated financial statements. Some of the decreases were offset by an increase in CPE cost. We incurred approximately $61.0 million in CPE costs for the year ended December 31, 2012 as compared to $28.4 million for the same period in 2011. The increase in volume of sold CPE is due to our no contract business model, which requires new retail customers to purchase the equipment.

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

In 2013, we expect tower and network costs to increase with our build plan to have 2,000 LTE sites on air by the end of June 2013 and the anticipated expansion of our LTE network to 5,000 sites by the end of the year in accordance with the 4G MVNO Agreement. In addition, we expect our tower related costs to continue to increase in the coming year as we assume responsibility for the full lease and related costs associated with certain iDEN sites on which we were previously co-located with Sprint.
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

The decrease in SG&A expenses for the year ended December 31, 2012 as compared to the same period in 2011 is primarily due to lower general and administrative expenses resulting from workforce reductions and the impact of our outsourcing arrangement with Teletech, as well as lower sales and marketing expenses and rent expense due to our cost containment efforts. Additionally, our recent shift to a no contract retail offering and the resulting revision of our existing commission arrangements resulted in lower commission expense. During the year ended December 31, 2012 as compared to the same period in 2011, employee expenses decreased $70.1 million, or 32.05%, commission expenses decreased $11.1 million, or 15.98%, marketing and advertising expenses decreased $6.7 million, or 8.77% and building rent decreased $22.0 million or 57.98%.

The decrease in SG&A expenses for the year ended December 31, 2011 as compared to the same period in 2010 is primarily due to the curtailment of advertising expenses due to our cost containment efforts, which led to slower growth in retail sales activity, resulting in lower commission expense and reductions in our sales and marketing workforce due to our outsourcing arrangements with Teletech. Marketing and advertising costs decreased $130.1 million, or 63.5%, in 2011 from 2010, commissions costs decreased $21.3 million, or 23.4% and sales and marketing related employee costs decreased $28.5 million, or 34.0%, in 2011 compared to 2010 primarily due to a 75.5% reduction in sales and marketing headcount at December 31, 2011 compared to the same date in 2010.
Depreciation and Amortization

Depreciation and amortization expense primarily represents depreciation recorded on PP&E and amortization of intangible assets. The increase during year ended December 31, 2012 as compared to the same period in 2011 is primarily a result of an increase in depreciation beginning in July 2012 resulting from a change in estimated useful lives for a portion of WiMAX network equipment that we are planning to change or upgrade during our deployment of LTE technology. See further discussion above in "Critical Accounting Policies and Estimates." This increase was partially offset by a decrease in depreciation and amortization as

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

the amount of leased CPE subject to depreciation continues to decline because we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model.

The increase during the year ended December 31, 2011 as compared to the same period in 2010 is primarily a result of new network assets placed into service to support our launched markets during 2010.

We expect depreciation and amortization in 2013 to increase slightly as compared with 2012 due to the change in estimated useful lives of certain Network and base station equipment as described above and as we add new PP&E assets during 2013 with the deployment of LTE network, partially offset by a decrease in the amount of leased CPE subject to depreciation.

Spectrum Lease Expense

Total spectrum lease expense recorded was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Spectrum lease payments	$181,949	$169,353	$179,741
Non-cash spectrum lease expense	90,521	85,666	42,819
Amortization of spectrum leases	54,328	53,674	57,433
Total spectrum lease expense	$326,798	$308,693	$279,993

Total spectrum lease expense increased $18.1 million in 2012 compared to 2011 and increased $28.7 million in 2011 as compared to 2010 as a result of the renewal of spectrum leases held by us at higher rates.

While we do not expect to add a significant number of new spectrum leases in 2013, we do expect our spectrum lease expense to increase. As we renew the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
Loss from Abandonment of Network and Other Assets

We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. During the first quarter of 2012, we solidified our LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment. As a result, we evaluated the costs included in construction in progress in conjunction with those network deployment plans. Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture were abandoned and the related costs written down. This assessment resulted in write-downs of network equipment and cell site development costs of $81.6 million during the year ended December 31, 2012.

During 2010, we invested heavily in building, deploying and augmenting our network. With the substantial completion of our prior build plans in early 2011 and due to the uncertainty of the extent and timing of future expansion of the network, as well as our intent to deploy LTE alongside mobile WiMAX in areas of expected high usage concentration, we decided to abandon certain projects that no longer fit within management's strategic network plans. During the year ended December 31, 2011, we incurred approximately $397.2 million for the abandonment of network projects that no longer met management's strategic network. For the same periods in 2010 we incurred approximately $180.0 million for the abandonment of network projects that no longer met management's strategic network plans.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

In addition, during the second quarter of 2011, we completed an assessment of certain internally-developed software projects that had not yet been placed in service. Those projects are no longer expected to be completed, and were thus written down to fair value, resulting in a charge of approximately $62.0 million for the year ended December 31, 2011.

As we continue to revise our business plans in response to changes in our strategy, our commitment under the 4G MVNO Agreement and funding availability, additional assets could be identified for abandonment, for which there could be associated write-downs.
Interest Expense
Interest expense recorded was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Senior secured notes	$412,776	$369,197	$347,646
Second-priority secured notes	61,059	62,055	3,881
Exchangeable notes	76,000	82,535	5,317
Vendor financing notes	2,332	3,464	1,655
Capital lease obligations	7,890	7,564	2,964
Total interest expense on debt	560,057	524,815	361,463
Less: capitalized interest	(6,598)	(18,823)	(208,595)
Total interest expense	$553,459	$505,992	$152,868

	Year Ended December 31,
	2012	2011	2010
Interest coupon (1)	$518,671	$484,599	$346,984
Accretion of debt discount and amortization of debt premium, net	41,386	40,216	14,479
Capitalized interest	(6,598)	(18,823)	(208,595)
Total interest expense	$553,459	$505,992	$152,868

(1)	Year ended December 31, 2012, includes $2.5 million of coupon interest relating to the Exchangeable Notes, which was settled in the non-cash exchange transaction.

The increase in interest expense and interest coupon for the year ended December 31, 2012 as compared to the same period in 2011 is due to the addition of $300.0 million of 2016 Senior Secured Notes in January 2012. In addition, the amount of interest capitalized during 2012 declined due to the substantial completion of our WiMAX network build in early 2011.

The increase in interest expense and interest coupon for the year ended December 31, 2011 as compared to the same period in 2010 is due to a full year of interest cost incurred related to the issuance of an additional $175.0 million of senior secured notes, together with the issuances of $500.0 million of second-priority secured notes and $729.3 million of exchangeable notes in December 2010. Interest expense also includes adjustments to accrete our debt to par value. The increase in the non-cash charge in 2011 is due to the net accretion of the debt discount resulting from the separation of the Exchange Options from the exchangeable notes issued in December 2010.

We expect interest costs in 2013 to remain relatively stable as compared to 2012 as the cost of additional borrowings will be offset by an increase in the amount of interest capitalized as we begin to deploy LTE technology on our network.
Gain on Derivative Instruments

In connection with the issuance of the Exchangeable Notes, we recognized derivative liabilities relating to the Exchange Options embedded in those notes. The change in estimated fair value of the Exchange Options is required to be recognized in

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

earnings during the period. For the years ended December 31, 2012, 2011 and 2010 we recorded a gain of $1.4 million, $159.7 million and $63.6 million, respectively, for the change in estimated fair value of the Exchange Options.

In addition, in the event of an issuance of New Securities, certain existing equityholders are entitled to pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value and we recorded a charge of $15.9 million for the year ended December 31, 2011 representing the value of the derivative upon the exercise by Sprint of its pre-emptive rights under the Original Equityholders Agreement during the fourth quarter of 2011.

We expect the gain (loss) on derivative instruments to fluctuate in 2013 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as stock price and volatility. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk - Stock Price Risk.
Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2012 is primarily composed of the loss of $10.1 million recorded in connection with the repurchase of $100.0 million in aggregate principal amount of our Exchangeable Notes in March 2012 using the proceeds from the sale of an equivalent amount of Class A Common Stock.
Income Tax Benefit (Provision)

The resulting income tax benefit for the year ended December 31, 2012 as compared to the income tax provision for the same period in 2011 is primarily due to a change in the valuation of our deferred tax assets recorded to reflect the effect of the increase in reversing temporary differences which are estimated to reverse within the NOL carryforward period. This increase was a result of Time Warner Cable's exchange of 46.4 million Clearwire Communications Class B Common Units, and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, and which we refer to as the Time Warner Exchange, as well as the Comcast Exchange, as well as Bright House Network's exchange of 8.5 million Clearwire Communications Class B Common Units, and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, and which we refer to as the Bright House Exchange. Therefore, management determined that it was appropriate to reduce the valuation allowance recorded against our deferred tax assets, along with recording a corresponding deferred tax benefit for our continuing operations.

We believe that the Comcast Exchange, which occurred on September 27, 2012, combined with other issuances of our Class A Common Stock and certain third party investor transactions involving our Class A Common Stock since December 13, 2011, resulted in a change in control under Section 382 of the Internal Revenue Code. As a result of this change in control and the change in control that occurred on December 13, 2011, we believe that we permanently will be unable to use a significant portion of our NOLs that arose before the change in control to offset future taxable income.

The resulting increase in the income tax provision for discontinued operations for the year ended December 31, 2012 as compared to the income tax provision for the year ended December 31, 2011 is primarily due to the effects of an insolvency filing that we completed with respect to our operations in Spain followed by its disposition in a sale. As a result, certain intercompany loans related to our international operations were considered to be uncollectible for federal income tax purposes and, as a result, there was an increase to the deferred tax liability of our discontinued operations of approximately $167.2 million along with a corresponding deferred tax expense for our discontinued operations.

The increase in the income tax provision for the year ended December 31, 2011 as compared to the same period in 2010 is due to deferred tax expense recorded to reflect the effect of the limitation on our NOLs under Section 382 of the Internal Revenue Code due to the public issuance of Class A Common Stock on December 13, 2011 and the increased deferred tax liability associated with the gain on derivative instruments recorded for the year ended December 31, 2011. The limitation of our NOLs caused an increase to the valuation allowance recorded against the deferred tax asset of our continuing operations, resulting in an increase in the net deferred liability for our continuing operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Non-controlling Interests in Net Loss from Continuing Operations of Consolidated Subsidiaries

The non-controlling interests in net loss from continuing operations represent the allocation of a portion of the consolidated net loss from continuing operations to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, Comcast, Time Warner Cable, Intel and Bright House Networks of Clearwire Communications Class B Common Units. During the second half of 2012, Comcast, Time Warner Cable and Bright House Networks converted their Class B Common Units and a corresponding number of Class B Common Stock for an equal number of Class A Common Stock, which decreased the non-controlling interests' percentage ownership share in net loss from continuing operations for the year ended December 31, 2012.

Net Loss from Discontinued Operations Attributable to Clearwire Corporation

The net loss from discontinued operations attributable to Clearwire Corporation represents our portion of the total Net loss from discontinued operations. The increase in Net loss from discontinued operations attributable to Clearwire Corporation for year ended December 31, 2012 as compared to the same period in 2011 is due primarily to deferred tax expenses related to an insolvency filing we completed during the third quarter of 2012 with respect to our operations in Spain, which we subsequently sold during the fourth quarter of 2012, as discussed above in Results of Operations - Income Tax Benefit (Provision).

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

Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash used in operating activities	$(454,508)	$(930,789)	$(1,168,713)
Net cash used in investing activities	(571,176)	(92,019)	(1,013,218)
Net cash provided by financing activities	325,278	687,563	1,718,001
Effect of foreign currency exchange rates on cash and cash equivalents	107	(4,573)	(525)
Total net decrease in cash and cash equivalents	(700,299)	(339,818)	(464,455)
Cash and cash equivalents at beginning of period	893,744	1,233,562	1,698,017
Cash and cash equivalents at end of period	193,445	893,744	1,233,562
Less: cash and cash equivalents of discontinued operations at end of period	—	1,815	3,320
Cash and cash equivalents of continuing operations at end of period	$193,445	$891,929	$1,230,242
Operating Activities

Net cash used in operating activities decrease $476.3 million for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to higher cash collections of approximately $286.4 million from our retail operations and from our primary wholesale partner, Sprint, including receipt of $150.0 million under a promissory note issued by us to Sprint. In addition, cash used in operations declined primarily due to a decline of approximately $45.4 million in sales and marketing costs and approximately $30.8 million in tower costs due to our cost containment efforts, approximately $24.9 million in commission costs due to our recent shift to a no contract retail offering and the resulting revision of our existing commission arrangements, and approximately $33.8 million in net payroll costs resulting from workforce reductions and the impact of our outsourcing arrangements with Teletech and Ericsson.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

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
Investing Activities

During the year ended December 31, 2012, net cash used in investing activities increased $479.2 million as compared to the same period in 2011. This change is due primarily to a $756.0 million increase in net purchases, year over year, of available-for-sale securities which are invested in short-term investments consisting principally of United States Government and Agency Issues, which was partially offset by a decrease of approximately $292.7 million in cash paid for PP&E.

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
Financing Activities

Net cash provided by financing activities decreased $362.3 million for the year ended December 31, 2012 as compared to the same period in 2011 due primarily to the receipt of proceeds of approximately $715.5 million from an equity offering and Sprint's equity purchase during December 2011, as described below. During the year ended December 31, 2012, we received proceeds of $294.8 million from the issuance of the 2016 Senior Secured Notes in January 2012 and net proceeds of approximately $58.5 million from the issuance of 48.4 million shares of Class A Common Stock.

Net cash provided by financing activities decreased $1.03 billion for the year ended December 31, 2011 as compared to the same period in 2010 due primarily to proceeds from issuance of long-term debt of $1.41 billion, a rights offering of $290.3 million and cash contributions of $66.5 million, net of $11.7 million of transactions costs, from Sprint, Comcast, Intel, Time Warner Cable, Bright House and Eagle River during the year ended December 31, 2010. During the year ended December 31, 2011, we received proceeds of $402.5 million, net of $18.4 million of transaction costs, from the public issuance of Class A Common Stock and a cash contribution of $331.4 million from Sprint for the exercise of their pre-emptive rights under the Original Equityholders' Agreement resulting in the issuance of Class B Common Stock and Clearwire Communications Class B Common Units during December 2011.

Our payment obligations under the senior secured notes and second priority notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The senior secured notes and second priority notes contain limitations on our activities, which among other things include incurring additional indebtedness and guaranteeing indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets. At December 31, 2012, we were in compliance with our debt covenants.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Contractual Obligations

The contractual obligations of our continuing operations presented in the table below represent our estimates of future cash payments under fixed contractual obligations and commitments as of December 31, 2012. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual cash payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations assuming renewals, and other contractual obligations as of December 31, 2012 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long-term debt obligations(1)	$4,408,800	$21,710	$2,957,840	$800,000	$629,250
Interest payments on long-term debt obligations(1)	2,993,616	511,353	1,020,185	268,076	1,194,002
Operating lease obligations(2)	1,608,258	359,897	634,804	307,332	306,225
Operating lease payments for assumed renewal periods(2)(3)	7,873,690	2,414	141,653	461,283	7,268,340
Spectrum lease obligations	6,630,476	178,796	363,101	392,180	5,696,399
Spectrum service credits and signed spectrum agreements	102,799	4,853	7,792	7,792	82,362
Capital lease obligations(4)	135,874	24,771	48,036	20,657	42,410
Purchase agreements(5)	148,116	115,292	24,172	3,783	4,869
Total	$23,901,629	$1,219,086	$5,197,583	$2,261,103	$15,223,857
____________________________________

(1)	Includes principal and $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)
Includes executory costs of $51.5 million. Amounts include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives.

(3)	Amounts include lease payments for assumed renewal periods where renewal is likely.

(4)	Payments include $44.2 million representing interest.

(5)
Purchase agreements include purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and minimum purchases we have committed to purchase from suppliers over time for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. The amounts actually paid under some of these “other” agreements will likely be higher than the minimum commitments due to variable components of these agreements.

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

Recent Accounting Pronouncements
The following accounting pronouncements were adopted during the year ended December 31, 2012:
In May 2011, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP and International Financial Reporting Standards. We adopted the new accounting guidance on January 1, 2012. As the new accounting guidance

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

primarily amended the disclosure requirements related to fair value measurement, the adoption did not have any impact on our financial condition or results of operations.
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
In July 2012, the FASB issued new accounting guidance amending impairment testing for indefinite-lived intangible assets. The objective of these amendments is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We elected early adoption of the new accounting guidance as permitted and it had no impact on our financial condition or results of operations.
The following accounting pronouncements were issued by the FASB during the year ended December 31, 2012:
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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, our stock price risk and changes in the market value of investments due to credit risk.
Interest Rate Risk
Our primary interest rate risk is associated with our variable rate vendor financing notes, which we refer to as Vendor Financing Notes. An increase in 3-month LIBOR, would increase our interest expense and change cash flows on our Vendor Financing Notes. At December 31, 2012, we had $32.1 million aggregate principal outstanding of Vendor Financing Notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $0.2 million.
We have long-term fixed-rate debt with a book value of $4.18 billion and $91.6 million of long-term fixed-rate capital lease obligations outstanding at December 31, 2012. While changes in interest rates or our credit spread impact the fair value of this fixed rate debt, there is no impact to earnings and cash flows as the interest rate paid does not change if market interest rates or credit spreads change. We expect to hold the debt to maturity or, in the case of the Exchangeable Notes, to December 2017, unless market and other factors are favorable. The Exchangeable Notes, with a carrying value of $464.2 million at December 31, 2012, have a maturity of 2040; however, it is likely the notes would be held no longer than December 1, 2017, the date that we have the option to redeem the Exchangeable Notes at par and the noteholders may require us to repurchase the Exchangeable Notes at par.
We also have cash equivalents and investments that may expose us to interest rate risk. A decline in interest rates decreases interest earned from our investments. Our cash equivalents and investment portfolio have a weighted average maturity of 3 month and a market yield of 0.09% as of December 31, 2012. Due to the current market yield, a further decline in interest rates would have an insignificant impact on earnings.
Stock Price Risk

The Exchange Options embedded in the Exchangeable Notes constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock's volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of $12.4 million or a gain of $4.4 million, respectively. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of $13.3 million or a gain of $5.3 million, respectively.
Credit Risk

At December 31, 2011, we held available-for-sale short-term investments with a fair value and carrying value of $675.1 million and a cost of $675.0 million, comprised of United States Government and United States Agency securities. We regularly review the carrying value of our short-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. We believe the overall credit quality of our short-term investments is strong.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington
We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clearwire Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on December 17, 2012, the Company entered into a merger agreement with Sprint Nextel Corporation (“Sprint”), pursuant to which Sprint agreed to acquire all of the outstanding shares of the Company's common stock not currently owned by Sprint. In connection with the merger agreement, on December 17, 2012, the Company entered into a financing arrangement with Sprint. See Note 1 to the consolidated financial statements for a summary of the terms and conditions of the merger agreement and financing arrangement with Sprint, the uncertainties associated with the funding available under the financing arrangement, and the related potential impact of such uncertainties on the Company's need for liquidity in the next twelve months.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 13, 2013

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$193,445	$891,929
Short-term investments	675,112	215,655
Restricted cash	1,653	1,000
Accounts receivable, net of allowance of $3,145 and $5,542	22,769	83,660
Inventory	10,940	23,832
Prepaids and other assets	83,769	71,083
Total current assets	987,688	1,287,159
Property, plant and equipment, net	2,259,004	3,014,277
Restricted cash	3,709	7,619
Spectrum licenses, net	4,249,621	4,298,254
Other intangible assets, net	24,660	40,850
Other assets	141,107	157,797
Assets of discontinued operations (Note 18)	—	36,696
Total assets	$7,665,789	$8,842,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$177,855	$157,172
Other current liabilities	227,610	122,756
Total current liabilities	405,465	279,928
Long-term debt, net	4,271,357	4,019,605
Deferred tax liabilities, net	143,992	152,182
Other long-term liabilities	963,353	719,703
Liabilities of discontinued operations (Note 18)	—	25,196
Total liabilities	5,784,167	5,196,614
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 shares authorized; 691,315 and 452,215 shares outstanding	69	45
Class B common stock, par value $0.0001, 1,400,000 shares authorized; 773,733 and 839,703 shares outstanding	77	83
Additional paid-in capital	3,158,244	2,714,634
Accumulated other comprehensive (loss) income	(6)	2,793
Accumulated deficit	(2,346,393)	(1,617,826)
Total Clearwire Corporation stockholders’ equity	811,991	1,099,729
Non-controlling interests	1,069,631	2,546,309
Total stockholders’ equity	1,881,622	3,646,038
Total liabilities and stockholders’ equity	$7,665,789	$8,842,652

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues	$1,264,694	$1,253,466	$535,103
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	908,078	1,249,966	912,776
Selling, general and administrative expense	558,202	698,067	870,980
Depreciation and amortization	768,193	687,636	454,003
Spectrum lease expense	326,798	308,693	279,993
Loss from abandonment of network and other assets	82,206	700,341	180,001
Total operating expenses	2,643,477	3,644,703	2,697,753
Operating loss	(1,378,783)	(2,391,237)	(2,162,650)
Other income (expense):
Interest income	1,895	2,335	4,950
Interest expense	(553,459)	(505,992)	(152,868)
Gain on derivative instruments	1,356	145,308	63,255
Other income (expense), net	(12,153)	681	(2,671)
Total other expense, net	(562,361)	(357,668)	(87,334)
Loss from continuing operations before income taxes	(1,941,144)	(2,748,905)	(2,249,984)
Income tax benefit (provision)	197,399	(106,828)	(1,218)
Net loss from continuing operations	(1,743,745)	(2,855,733)	(2,251,202)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840
Net loss from continuing operations attributable to Clearwire Corporation	(561,562)	(696,902)	(475,362)
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax (Note 18)	(167,005)	(20,431)	(12,075)
Net loss attributable to Clearwire Corporation	$(728,567)	$(717,333)	$(487,437)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(1.01)	$(2.70)	$(2.14)
Diluted	$(1.27)	$(2.99)	$(2.41)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(1.31)	$(2.78)	$(2.19)
Diluted	$(1.39)	$(3.07)	$(2.46)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net loss:
Net loss from continuing operations	$(1,743,745)	$(2,855,733)	$(2,251,202)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840
Net loss from continuing operations attributable to Clearwire Corporation	(561,562)	(696,902)	(475,362)
Net loss from discontinued operations	(168,361)	(81,810)	(51,892)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	1,356	61,379	39,817
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax	(167,005)	(20,431)	(12,075)
Net loss attributable to Clearwire Corporation	(728,567)	(717,333)	(487,437)
Other comprehensive income (loss):
Unrealized foreign currency gains (losses) during the period	(699)	3,913	(7,047)
Less: reclassification adjustment of cumulative foreign currency (gains) losses to net loss from continuing operations	(8,739)	—	825
Unrealized investment holding gains (losses) during the period	56	(1,185)	2,354
Less: reclassification adjustment of investment holding gains to net loss	—	(4,945)	—
Other comprehensive loss	(9,382)	(2,217)	(3,868)
Less: non-controlling interests in other comprehensive loss of consolidated subsidiaries	6,056	1,851	3,125
Other comprehensive loss attributable to Clearwire Corporation	(3,326)	(366)	(743)
Comprehensive loss:
Comprehensive loss	(1,921,488)	(2,939,760)	(2,306,962)
Less: non-controlling interests in comprehensive loss of consolidated subsidiaries	1,189,595	2,222,061	1,818,782
Comprehensive loss attributable to Clearwire Corporation	$(731,893)	$(717,699)	$(488,180)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(1,743,745)	$(2,855,733)	$(2,251,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(199,199)	105,308	—
Non-cash gain on derivative instruments	(1,356)	(145,308)	(63,255)
Accretion of discount on debt	41,386	40,216	6,113
Depreciation and amortization	768,193	687,636	454,003
Amortization of spectrum leases	54,328	53,674	57,433
Non-cash rent expense	197,169	342,962	200,901
Loss on property, plant and equipment (Note 5)	171,780	966,441	345,727
Other operating activities	42,740	27,745	49,506
Changes in assets and liabilities:
Inventory	11,200	15,697	(11,697)
Accounts receivable	50,401	(54,212)	(20,550)
Prepaids and other assets	326	22,447	(73,767)
Prepaid spectrum licenses	1,904	(4,360)	(3,294)
Deferred revenue	170,455	16,497	8,447
Accounts payable and other liabilities	(17,090)	(152,180)	136,233
Net cash used in operating activities of continuing operations	(451,508)	(933,170)	(1,165,402)
Net cash provided by (used in) operating activities of discontinued operations	(3,000)	2,381	(3,311)
Net cash used in operating activities	(454,508)	(930,789)	(1,168,713)
Cash flows from investing activities:
Capital expenditures	(112,997)	(405,655)	(2,646,365)
Purchases of available-for-sale investments	(1,797,787)	(957,883)	(2,098,705)
Disposition of available-for-sale investments	1,339,078	1,255,176	3,776,805
Other investing activities	(655)	20,229	(44,119)
Net cash used in investing activities of continuing operations	(572,361)	(88,133)	(1,012,384)
Net cash provided by (used in) investing activities of discontinued operations	1,185	(3,886)	(834)
Net cash used in investing activities	(571,176)	(92,019)	(1,013,218)
Cash flows from financing activities:
Principal payments on long-term debt	(26,985)	(29,957)	(876)
Proceeds from issuance of long-term debt	300,000	—	1,413,319
Debt financing fees	(6,205)	(1,159)	(53,285)
Equity investment by strategic investors	8	331,400	54,828
Proceeds from issuance of common stock	58,460	387,279	304,015
Net cash provided by financing activities of continuing operations	325,278	687,563	1,718,001
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by financing activities	325,278	687,563	1,718,001
Effect of foreign currency exchange rates on cash and cash equivalents	107	(4,573)	(525)
Net decrease in cash and cash equivalents	(700,299)	(339,818)	(464,455)
Cash and cash equivalents:
Beginning of period	893,744	1,233,562	1,698,017
End of period	193,445	893,744	1,233,562
Less: cash and cash equivalents of discontinued operations at end of period	—	1,815	3,320
Cash and cash equivalents of continuing operations at end of period	$193,445	$891,929	$1,230,242
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$505,913	$474,849	$336,314
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$20,795	$14,144	$120,025
Fixed asset purchases financed by long-term debt	$36,229	$11,514	$133,288
Non-cash financing activities:
Vendor financing obligations	$(4,644)	$(3,332)	$(60,251)
Capital lease obligations	$(31,585)	$(8,182)	$(73,037)
Class A common stock issued for repayment of long-term debt	$88,456	$—	$—
Repayment of long-term debt through issuances of Class A common stock	$(88,456)	$—	$—

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2009	196,767	$20	734,239	$73	$2,000,061	$3,745	$(413,056)	$6,181,525	$7,772,368
Net loss from continuing operations	—	—	—	—	—	—	(475,362)	(1,775,840)	(2,251,202)
Net loss from discontinued operations	—	—	—	—	—	—	(12,075)	(39,817)	(51,892)
Foreign currency translation adjustment	—	—	—	—	—	(1,180)	—	(5,042)	(6,222)
Unrealized gain on investments	—	—	—	—	—	437	—	1,917	2,354
Issuance of common stock, net of issuance costs, and other capital transactions	46,777	4	9,242	1	208,385	(507)	—	150,123	358,006
Share-based compensation and other transactions	—	—	—	—	12,664	—	—	33,922	46,586
Balances at December 31, 2010	243,544	24	743,481	74	2,221,110	2,495	(900,493)	4,546,788	5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(696,902)	(2,158,831)	(2,855,733)
Net loss from discontinued operations	—	—	—	—	—	—	(20,431)	(61,379)	(81,810)
Foreign currency translation adjustment	—	—	—	—	—	1,149	—	2,764	3,913
Unrealized gain on investments	—	—	—	—	—	(1,515)	—	(4,615)	(6,130)
Issuance of common stock, net of issuance costs, and other capital transactions	208,671	21	96,222	9	478,394	664	—	210,088	689,176
Share-based compensation and other transactions	—	—	—	—	15,130	—	—	11,494	26,624
Balances at December 31, 2011	452,215	45	839,703	83	2,714,634	2,793	(1,617,826)	2,546,309	3,646,038
Net loss from continuing operations	—	—	—	—	—	—	(561,562)	(1,182,183)	(1,743,745)
Net loss from discontinued operations	—	—	—	—	—	—	(167,005)	(1,356)	(168,361)
Foreign currency translation adjustment	—	—	—	—	—	(3,354)	—	(6,084)	(9,438)
Unrealized loss on investments	—	—	—	—	—	28	—	28	56
Issuance of common stock, net of issuance costs, and other capital transactions (Note 15)	239,100	24	(65,970)	(6)	415,467	527	—	(287,806)	128,206
Share-based compensation and other transactions	—	—	—	—	28,143	—	—	723	28,866
Balances at December 31, 2012	691,315	$69	773,733	$77	$3,158,244	$(6)	$(2,346,393)	$1,069,631	$1,881,622

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

As of December 31, 2012, we offered our services in 88 markets in the United States. Internationally, as of December 31, 2012, we completed the sale of our operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed as discontinued operations.

We need to greatly expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and bring on additional wholesale partners with substantial requirements for additional data capacity to supplement their own services. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators globally including Sprint, as their next generation wireless technology, on our network.
We have begun deployment of our LTE network and have 1,000 sites on air as of December 31, 2012. We expect to have approximately 2,000 LTE sites on air by the end of June 2013, which will satisfy the initial LTE prepayment milestone under the terms of our recently amended wholesale agreements with Sprint. Subject to the availability of funding, including proceeds of the interim financing arrangement provided by Sprint (see below), we plan to have approximately 5,000 sites on air by the end of the year. Under the amended wholesale agreements with Sprint, we are required to expand our LTE network to 5,000 sites by no later than June 30, 2014 and 8,000 by the end of 2014.
Proposed Sprint Merger

Merger Agreement

On December 17, 2012, we entered into an agreement and plan of merger with Sprint, which we refer to as the Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Clearwire Corporation Class A and Class B common stock, which we refer to as Class A Common Stock and Class B Common Stock, respectively, not currently owned by Sprint, SOFTBANK CORP., which we refer to as Softbank, or their affiliates. At the closing, the outstanding shares of common stock will be canceled and converted automatically into the right to receive $2.97 per share in cash, without interest. Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special meeting that will be held on a date to be announced. Consummation of the transactions under the Merger Agreement, which we refer to as the Proposed Merger, is subject to a number of conditions precedent, including, among others: (i) the adoption of the Merger Agreement by the holders of at least 75% of the outstanding shares of our common stock entitled to vote on the Proposed Merger, voting as a single class, and at least a majority of the outstanding shares of our common stock not held by Sprint, SoftBank and their respective affiliates, voting as a single class, at a duly called stockholders' meeting, which we refer to as the Clearwire Stockholder Approval, (ii) the receipt of the Federal Communications Commission, which we refer to as the FCC, approvals required to consummate the Proposed Merger, (iii) the absence of any order enjoining the consummation of, or prohibiting, the Proposed Merger; (iv) the non-occurrence of any event having a material adverse effect from the date of the Merger Agreement to the closing of the Proposed Merger, and (v) the consummation by Sprint of the pending merger between Sprint and SoftBank and certain affiliates thereof, which we refer to as the SoftBank Transaction, or an alternate transaction thereto.
The Merger Agreement contains termination rights for the benefit of Sprint and Clearwire and further provides that Sprint will be required to pay us a termination fee of $120.0 million under certain specified circumstances of termination of the Merger Agreement. Any obligation to pay such termination fee will be satisfied by the cancellation of $120.0 million of Notes, which we refer to as the Sprint Termination Fee, which are described below. In the event we are entitled to receive the termination fee, in certain instances, we may also be entitled to receive from Sprint a supplemental prepayment for LTE services on January 15, 2014 in the amount of $100.0 million, conditioned upon the completion of site build-out targets

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pursuant to a commercial agreement currently in effect between Sprint and Clearwire. Any such prepayment will be credited against certain of Sprint's obligations under such agreement.

Note Purchase Agreement

In connection with the Merger Agreement, on December 17, 2012, we entered into a Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with Clearwire Communications LLC, which we refer to as Clearwire Communications, Clearwire Finance Inc., which we refer to as Clearwire Finance, and together with Clearwire Communications, which we refer to as the Issuers, and Sprint, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800.0 million of 1.00% Exchangeable Notes due 2018, which we refer to as the Notes, in ten monthly installments of $80.0 million each on the first business day of each month, which we refer to as the Draw Date, beginning January 2013 and through the pendency of the Proposed Merger. The Notes accrue interest at 1.00% per annum and are exchangeable into shares of Class A Common Stock at an exchange rate of 666.67 shares per $1,000 aggregate principal amount of the Notes, which is equivalent to a price of $1.50 per share, subject to anti-dilution protections. Additionally, on the last three Draw Dates (in August, September and October 2013), we can only request that Sprint purchase notes if (i) an agreement has been reached between the parties on the accelerated build out of our wireless broadband network, which we refer to as the Build-Out Agreement, by February 28, 2013, (ii) the Build-Out Agreement is in full force and effect and (iii) we have not breached any of our obligations under the Build-Out Agreement.
Under the terms of the Note Purchase Agreement, the terms of the Notes will be governed by an indenture, which the Issuers expect to enter into on the first Draw Date, which we refer to as the New Indenture. The terms of the New Indenture are substantially similar to the indenture dated as of December 8, 2010, by and among the Issuers, the guarantors named therein and the trustee named therein, governing the Issuers' existing 8.25% Exchangeable Notes due 2040, which we refer to as the Existing Indenture, which were issued in December 2010. However, under the New Indenture, the Notes will be exchangeable by Sprint and certain of our other equityholders into either our Class A Common Stock, or Class B Common Stock, and Class B units of Clearwire Communications LLC (such Class B units together with the corresponding Class B Common Stock, which we refer to as the Class B Interests) at their election. The Notes will become exchangeable if (a) the Merger Agreement is terminated for any reason (except under circumstances where we would receive, and do not reject, the Sprint Termination Fee), or (b) the Proposed Merger is consummated, at an exchange rate of 666.67 shares per $1,000 aggregate principal amount of Notes (equivalent to a price of $1.50 per share), subject to anti-dilution protections, which we refer to as the Exchange Rate.If the Merger Agreement is terminated under circumstances where we would receive, and do not reject, the Sprint Termination Fee, then $120.0 million principal amount of the Notes will be automatically canceled. In addition, if the Merger Agreement is terminated because the SoftBank Transaction is not consummated, we will have the option to exchange the Notes that remain outstanding at the Exchange Rate for 15 business days following the termination of the SoftBank Transaction. Unlike the terms of the Existing Indenture, the terms of the New Indenture do not include an option to call or redeem the Notes, and Sprint does not have the right to put Notes at specified dates.
The Note Purchase Agreement can be terminated, among other things, by mutual consent, automatically if the required vote to approve the Proposed Merger is not obtained at our stockholders meeting, or if the Merger Agreement is terminated due to a failure of the SoftBank Transaction or a breach of Sprint's representations, warranties, covenants or agreements thereunder (subject to certain conditions), provided that if the Note Purchase Agreement is terminated due to the Merger Agreement being terminated by reason of a failure of the SoftBank Transaction or because of a breach of any representation, warranty, covenant or agreement by Sprint, then the Note Purchase Agreement will terminate upon the earlier of (i) our exercising our option to exchange the Notes upon such termination and (ii) July 2, 2013; however the Note Purchase Agreement will not terminate on July 2, 2013 if the Build-Out Agreement was reached by February 28, 2013, the Build-Out Agreement is in full force and effect and we have not breached any of our obligations under the Build-Out Agreement.
On December 26, 2012, we notified Sprint of our intention to take the first draw for January 2013 under the Note Purchase Agreement. Following receipt of a proposal from DISH Network Corporation, which we refer to as DISH, we elected on December 28, 2012, to revoke our draw notice prior to receiving any proceeds from the draw to allow us to evaluate DISH's proposal. Sprint subsequently asserted that it believes that the draw notice is irrevocable and has reserved its rights with respect thereto. We also decided to forego the second draw for February 2013 as the Special Committee continues to evaluate DISH's proposal. Our election to forego the first two draws under the Note Purchase Agreement has reduced the aggregate principal amount available to $640 million. The Special Committee has not made any determination with respect to any future draws under the Note Purchase Agreement.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DISH Proposal

After signing the Merger Agreement, Clearwire received an unsolicited, non-binding proposal, which we refer to as the DISH Proposal, from DISH. The DISH Proposal provides for DISH to purchase certain spectrum assets from Clearwire, enter into a commercial agreement with Clearwire and acquire up to all of Clearwire's common stock for $3.30 per share (subject to minimum ownership of at least 25% and granting of certain governance rights) and provide Clearwire with financing on specified terms. The DISH Proposal is only a preliminary indication of interest and is subject to numerous, material uncertainties and conditions, including the negotiation of multiple contractual arrangements being requested by DISH as well as regulatory approvals. The DISH Proposal provides that it would be withdrawn if we draw any of funds available under the Note Purchase Agreement. Some of the terms in the DISH Proposal, as currently proposed, may not be permitted under the terms of Clearwire's current legal and contractual obligations.  Additionally, our ability to enter into strategic transactions is significantly limited by our current contractual arrangements, including the agreements with Sprint executed on December 17, 2012, which we refer to as the Sprint Agreement, and our existing equityholders' agreement dated November 28, 2008 as amended on December 8, 2010, which we refer to as the Equityholders’ Agreement.

The Special Committee is currently evaluating the DISH Proposal and engaging in discussions with each of DISH and Sprint, as appropriate. The Special Committee has not made any determination to change its recommendation of the current Sprint transaction. Consistent with our obligations under the Sprint Agreement, we provided Sprint with notice, and the material terms, of the DISH Proposal, and received a response from Sprint that stated, among other things, that Sprint has reviewed the DISH Proposal and believes that it is illusory, inferior to the Sprint transaction and not viable because it cannot be implemented in light of our current legal and contractual obligations. Sprint has stated that the Sprint Agreement would prohibit us from entering into agreements for much of the DISH Proposal.

Liquidity

To date, we have invested heavily in building and maintaining our networks. We have a history of operating losses, and we expect to have significant losses in the future. We do not expect our operations to generate cumulative positive cash flows during the next twelve months.

As of December 31, 2012, we had available cash and short-term investments of approximately $868.6 million. Our current LTE build plan is to have approximately 2,000 LTE sites on air by the end of June 2013, which will satisfy the initial LTE prepayment milestone under the terms of our recently amended agreements with Sprint. Under the amended wholesale agreements with Sprint, we are required to expand our LTE network to 5,000 sites by June 30, 2014. Subject to the availability of funding under the Note Purchase Agreement, our current LTE build plans is to expand our LTE network to 5,000 sites by the end of 2013.
Under our current LTE build plan, we currently expect to satisfy our operating, financing and capital spending needs for the next twelve months using the available cash and short-term investments on hand together with a portion of the remaining borrowing capacity available under the Note Purchase Agreement and with the proceeds of additional vendor financing. As discussed previously, our election to forego the first two draws under the Note Purchase Agreement has reduced the aggregate principal amount available to $640 million and our ability to draw a portion of the funds under the Note Purchase Agreement is subject to certain conditions. Additionally, on the last three Draw Dates (in August, September and October 2013), we can only request that Sprint purchase notes if (i) the Build-Out Agreement has been reached by February 28, 2013, (ii) the Build-Out Agreement is in full force and effect and (iii) we have not breached any of our obligations under the Build-Out Agreement.
By electing to draw on at least three months of borrowing capacity under the Note Purchase Agreement, we would have sufficient cash and borrowing capacity to satisfy the initial LTE prepayment milestone and meet out operating and financing needs for the next twelve months. If the Merger Agreement were to terminate and funding beyond three draws under the Note Purchase Agreement would no longer be available to the Company, without alternative sources of additional capital, we would have to significantly curtail our LTE network build plan as currently contemplated to conserve cash and meet our operating and financing obligations during 2013. If we do not draw on at least three months of borrowing capacity under the Note Purchase Agreement and do not obtain a similar amount of additional financing from alternative sources, we forecast that our cash and short-term investments would be depleted sometime in the fourth quarter of 2013.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Further, if the Proposed Merger fails to close for any reason or the closing takes longer than we expect, we will need to raise substantial additional capital and to secure commitments from additional wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner to fully implement our business plans and to be able to meet our financial obligations and continue to operate beyond the next twelve months. The amount of additional capital needed by us if the Proposed Merger fails to close will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties.
Whether we would be able to successfully fulfill our additional capital needs in a timely manner is uncertain. If the Merger Agreement terminates, we will likely pursue various alternatives for securing additional capital. These alternatives include, among other things, obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and, with the current trading price of our Class A Common Stock, any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. Further, unless we are able to secure the required shareholder approvals to increase the number of authorized shares under our Certificate of Incorporation, we may not have enough authorized, but unissued shares available to raise sufficient additional capital through an equity financing. With our existing level of indebtedness, including the amount of any financing drawn by us under the Note Purchase Agreement, if any, and our inability to issue additional secured indebtedness under our existing indentures, additional debt financings may not be available on acceptable terms or at all. Even if additional debt financings are available, they could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find difficult to support. Other sources of additional capital could include, among other things, a sale of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner or at all is uncertain.

If the Merger Agreement terminates and we are unable to raise sufficient additional capital to fulfill our funding needs in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail businesses to meet our obligations beyond the next twelve months, our business prospects, financial condition and results of operations will likely be materially and adversely affected, substantial doubt may arise about our ability to continue as a going concern and we will be forced to consider all available alternatives, including a financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code.

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
Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and we allocate net loss, other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses even if that attribution results in a deficit non-controlling interest balance. See Note 15, Stockholders' Equity, for further information.
Financial Statement Presentation —
We have reclassified certain prior period amounts to conform with the current period presentation.
Information about operating segments is based on our internal organization and reporting of revenue and operating loss based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We operate with a single reportable segment as a provider of 4G wireless broadband services in the United States.
As of December 31, 2012, the dispositions of the assets and liabilities related to our discontinued operations had been completed. See Note 18, Discontinued Operations, for further discussion. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.
Use of Estimates — Preparing financial statements in conformity with U.S. GAAP requires management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our subscribers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, including judgments about when an impairment indicator may or may not have occurred and estimates of the fair value of our spectrum licenses, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances and valuation of derivatives.
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
Restricted Cash — Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or non-current asset based on its designated purpose. The majority of this restricted cash has been designated to satisfy certain lease obligations.
Investments — We have an investment portfolio comprised primarily of U.S. Government and Agency marketable debt securities. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.
We account for certain of our investments using the equity method based on our ownership interest and our ability to exercise significant influence. Accordingly, we record our investment initially at cost and we adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period. We cease to recognize investee losses when our investment basis is zero. At December 31, 2012 and 2011, our balance in equity method investees was $0 and $8.3 million, respectively, and was recorded in Other assets on the consolidated balance sheets.
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
Fair Value Measurements — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we consider the principal or most advantageous market in which the asset or liability would transact, and if necessary, consider assumptions that market participants would use when pricing the asset or liability.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. Financial assets and financial liabilities are classified in the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in less active markets; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Unobservable inputs that are significant to the fair value measurement and cannot be corroborated by market data.
If listed prices or quotes are not available, fair value is based upon internally developed or other available models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate curves, volatilities, equity prices, and credit curves. We use judgment in determining certain assumptions that market participants would use in pricing the financial instrument, including assumptions about discount rates and credit spreads. The degree of management judgment involved in determining fair value is dependent upon the availability of observable market parameters. For assets or liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. See Note 12, Fair Value, for further information.
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
Property, Plant and Equipment — Property, plant and equipment, excluding construction in progress, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property, plant and equipment, which we refer to as PP&E, category. We capitalize costs of additions and improvements, including salaries, benefits and related overhead costs associated with constructing PP&E and interest costs related to construction. The estimated useful life of PP&E is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Included within Network and base station equipment is equipment recorded under capital leases which is generally being amortized over the lease term. Maintenance and repairs are expensed as incurred.
PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we determine the recoverability of the asset's carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use and disposal of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value of the asset and its carrying value. For purposes of testing impairment, our long-lived assets, including PP&E and intangible assets with definite useful lives, and our spectrum license assets are combined into a single asset group. This represents the lowest level for which there are identifiable

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cash flows which are largely independent of other assets and liabilities, and management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management's strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network. For PP&E, there were no impairment losses recorded in the years ended December 31, 2012, 2011 and 2010.
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
Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairments for any of the periods presented for indefinite lived intangible assets.
Favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for favorable spectrum leases in the years ended December 31, 2012, 2011 and 2010.
Other Intangible Assets — Other intangible assets consist of subscriber relationships, trademarks, patents and other, and are stated at cost net of accumulated amortization. Amortization is calculated using either the straight-line method or an accelerated method over the assets' estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment losses for our other intangible assets in the years ended December 31, 2012, 2011 and 2010.
Derivative Instruments and Hedging Activities — It is our policy that hedging activities are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. We record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting.
During 2010, we issued exchangeable notes that included embedded exchange options, which we refer to as the Exchange Options, which qualified as derivative instruments and are required to be accounted for separately from the host debt instruments and recorded as derivative financial instruments at fair value. The embedded Exchange Options do not qualify for hedge accounting, and as such, all future changes in the fair value of these derivative instruments will be recognized currently in earnings until such time as the Exchange Options are exercised or expire. See Note 11, Derivative Instruments, for further information.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Debt Issuance Costs — Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expenses), net in the consolidated statements of operations. Unamortized debt issuance costs are considered long-term and recorded in Other assets in the consolidated balance sheets.
Interest Capitalization — We capitalize interest related to the construction of our network infrastructure assets, as well as the development of software for internal use. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use or when we suspend substantially all construction activity. Interest is capitalized on construction in progress and software under development. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets or software assets and depreciated over the useful lives of those assets. See Note 5, Property, Plant and Equipment.
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
Revenue Recognition — We primarily earn revenue by providing access to our high-speed wireless networks. Also included in revenue are sales of CPE and additional add-on services. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. We believe that the geographic diversity of our retail subscriber base minimizes the risk of incurring material losses due to concentration of credit risk. Sprint, our major wholesale customer, accounts for substantially all of our wholesale revenues to date, and comprise approximately 36% of total revenues during the year ended December 31, 2012.
Revenue consisted of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Retail revenue	$795,632	$758,254	$480,761
Wholesale revenue	468,469	493,661	50,593
Other revenue	593	1,551	3,749
Total revenues	$1,264,694	$1,253,466	$535,103
Revenue from retail subscribers is billed one month in advance and recognized ratably over the service period. Revenues associated with the sale of CPE and other equipment is recognized when title and risk of loss is transferred. Billed shipping and handling costs are classified as revenue.
Revenue arrangements with multiple deliverables are divided into separate units and, where available, revenue is allocated using vendor-specific objective evidence or third-party evidence of the selling prices; otherwise estimated selling prices are utilized. Any revenue attributable to the delivered elements is recognized currently in revenue and any revenue attributable to the undelivered elements is deferred and will be recognized as the undelivered elements are expected to be delivered over the remaining term of the agreements.
With the exception of the Universal Service Fee, which we refer to as USF, a regulatory surcharge, taxes and other fees collected from customers are excluded from revenues. USF is recorded on a gross basis and included in revenues when billed to

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

customers. USF recorded to revenue for the years ended December 31, 2012, 2011 and 2010 were $2.8 million, $3.9 million and $2.7 million, respectively.
For 2012, substantially all of our wholesale revenues were derived from our agreements with Sprint. In November 2011, we entered into the November 2011 4G MVNO Amendment. As a result, the minimum payments under the previous amendment to the 4G MVNO agreement entered into with Sprint in April 2011 were replaced with the provisions of the November 2011 4G MVNO Amendment. Under the November 2011 4G MVNO Amendment, Sprint is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which was paid for service provided in 2012, and the remainder will be paid for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note (see Note 17, Related Party Transactions) issued by us to Sprint. Of the amount due, $900.0 million will be recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million will be recorded as an offset to the interest cost associated with the promissory note. As part of the November 2011 4G MVNO Amendment, we also agreed to: the elimination of device minimum fees after 2011; and usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012.
In 2011, revenues from wholesale subscribers were billed one month in arrears and were generally recognized as they are earned, based on terms defined in our commercial agreements with our wholesale partners. For 2011, substantially all of our wholesale revenues were derived from our agreement with Sprint.  Under that agreement, revenues were earned as Sprint utilized our network, with usage-based pricing that included volume discounts.
Advertising Costs —Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising expense was $69.7 million, $76.4 million and $213.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Net Loss per Share — Basic net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Stock outstanding during the period. Diluted net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Stock and dilutive Class A Common Stock equivalents outstanding during the period. Class A Common Stock equivalents generally consist of the Class A Common Stock issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive Class A Common Stock equivalents are excluded from the calculation of Diluted net loss per Class A common share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. The potential exchange of Clearwire Communications LLC Class B common interests, which we refer to as Class B Common Interests, together with Class B Common Stock, for Class A Common Stock may have a dilutive effect due to certain tax effects. On an “if converted” basis, shares issuable upon the conversion of the exchangeable notes may also have a dilutive effect. See Note 16, Net Loss Per Share, for further information.
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
We periodically terminate unutilized tower leases, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals, if any, that could be reasonably obtained for the property. See Note 3, Charges Related to Cost Savings Initiatives, for further discussion.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
The following accounting pronouncements were adopted during the year ended December 31, 2012:
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
In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income, which was subsequently revised in December 2011. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the new accounting guidance on January 1, 2012 which resulted in reporting the components of comprehensive loss in the consolidated statements of comprehensive loss, rather than in the consolidated statements of stockholders' equity, as previously reported, including retrospective presentation for all periods presented.
In July 2012, the FASB issued new accounting guidance amending impairment testing for indefinite-lived intangible assets. The objective of these amendments is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We elected early adoption of the new accounting guidance as permitted and it had no impact on our financial condition or results of operations.
The following accounting pronouncements were issued by the FASB during the year ended December 31, 2012:
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

3.	Charges Resulting from Cost Savings Initiatives

In connection with our cost savings initiatives, since the beginning of 2011, a total of approximately 5,800 unutilized tower leases have either been terminated or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with this lease termination initiative, we incurred lease termination costs and recognized a cease-to-use tower lease liability based on the remaining lease rentals (including contractual rent escalations) for leases subject to termination actions, reduced by estimated sublease rentals, if any. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have accrued a liability for such costs. See Note 5, Property, Plant and Equipment for a description of the write down of costs for projects classified as construction in progress related to the above leases.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs(1)	Employee Termination Costs	Other Exit Costs	Total
Costs incurred and charged to expense during:
Year ended December 31, 2010	$1,209	$10,494	$—	$11,703
Year ended December 31, 2011	155,643	9,404	420	165,467
Year ended December 31, 2012	59,874	505	—	60,379
Cumulative cost incurred to date(2)	$216,726	$20,403	$420	$237,549

Accrued liability as of December 31, 2011	$164,403	$1,597	$—	$166,000
Costs incurred, excluding non-cash credits	59,874	505	—	60,379
Cash and share payments	(59,885)	(2,043)	—	(61,928)
Accrued liability as of December 31, 2012(3)	$164,392	$59	$—	$164,451

(1)
Lease and other contract termination costs for the year ended December 31, 2011 include non-cash credits of $43.2 million representing the reversal of deferred rent balances at the cease-use date and $37.8 million of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term. The costs for the year ended December 31, 2012 include accrued executory costs of $5.5 million. Costs for the year ended December 31, 2012 also included $25.0 million for the elimination of the remaining estimated sublease rental income from the liability computation and fully incorporated contractual rent escalations.

(2)	Total costs for these activities are not expected to be significantly different from those incurred to date.

(3)
$1.7 million is recorded within Accounts payable and accrued expenses, $48.4 million is recorded as Other current liabilities and $114.3 million is recorded as Other long-term liabilities on the consolidated balance sheets. With the exception of the elimination of remaining estimated sublease rental income from the liability computation and fully incorporating contractual rent escalations, there were no other significant adjustments to the liability during the year.

For the year ended December 31, 2012, $55.2 million was recorded as Cost of goods and services and network costs and $5.2 million was recorded as Selling, general and administrative expenses. For the year ended December 31, 2011, $145.9 million was recorded as Cost of goods and services and network costs and $19.6 million was recorded as Selling, general and administrative expenses. For the year ended December 31, 2010, the entire expense of $11.7 million was recorded as Selling, general and administrative expenses.

4.	Investments
Investments as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012				December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$675,024	$88	$—	$675,112	$215,627	$36	$(8)	$215,655
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
No other-than-temporary impairment losses were recorded for the years ended December 31, 2012, 2011 or 2010.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.	Property, Plant and Equipment
Property, plant and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	Useful	December 31,
	Lives (Years)	2012	2011
Network and base station equipment	5-15	$3,396,376	$3,350,696
Customer premise equipment	2	45,376	82,545
Furniture, fixtures and equipment	3-5	480,160	450,254
Leasehold improvements	Lesser of useful life or lease term	30,142	46,435
Construction in progress	N/A	156,630	262,761
		4,108,684	4,192,691
Less: accumulated depreciation and amortization		(1,849,680)	(1,178,414)
		$2,259,004	$3,014,277

	Year Ended December 31,
	2012	2011	2010
Supplemental information (in thousands):
Capitalized interest	$6,598	$18,823	$208,595
Depreciation expense	$749,765	$665,344	$427,850

We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At December 31, 2012 and 2011, we have recorded capital lease assets with an original cost of $112.8 million and $81.2 million, respectively, within network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at December 31, 2012 included $93.3 million of costs related to completing network projects not yet place in service, $60.8 million of network and base station equipment not yet assigned to a project and $2.5 million of costs related to information technology, which we refer to as IT, and other corporate projects.
Charges associated with Property, plant and equipment
We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. We evaluate for losses related to (1) shortage, or loss incurred in deploying such equipment, (2) reserve for excessive and obsolete equipment not yet deployed in the network, and (3) abandonment of network and corporate projects no longer expected to be deployed. In addition to charges incurred in the normal course of business, this assessment includes evaluating the impact of changes in our business plans and strategic network plans on those assets.
During the year ended December 31, 2012, we solidified our LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment. Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture, were abandoned and the related costs written down. In addition, any network equipment not required to support our network deployment plans or sparing requirements were written down to estimated salvage value.
During the year ended December 31, 2011, in connection with our plan to deploy LTE alongside our existing WiMAX network and the shift in management's strategic network deployment plans to focus on areas with high usage concentration, any projects that no longer fit within the deployment plans were abandoned and the related costs were written down to salvage value. Additionally, in connection with our savings initiatives, we continually review our tower leases and evaluate whether such towers fit within management's deployment plans. In connection therewith, certain tower leases have been terminated, and when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The costs for projects included in construction in progress related to leases for which we have initiated such terminations were written down. See Note 3, Charges Resulting from Cost Savings Initiatives, for a discussion of the costs associated with lease terminations.
We incurred the following charges associated with PP&E for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Abandonment of network projects no longer meeting strategic network plans	$81,642	$397,204	$180,001
Abandonment of network projects associated with terminated leases	—	233,468	—
Abandonment of corporate projects	564	69,669	—
Total loss from abandonment of network and other assets	82,206	700,341	180,001
Charges for disposal and differences between recorded amounts and results of physical counts(1)(2)	30,961	56,188	100,110
Charges for excessive and obsolete equipment(1)	58,613	209,912	65,616
Total losses on property, plant and equipment	$171,780	$966,441	$345,727

(1)     Included in Cost of goods and services and network costs on the consolidated statements of operations.

(2)	For the year ended December 31, 2012, $14.0 million related to retail operations is included in Selling, general and administrative expense on the consolidated statements of operations.
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

6.	Spectrum Licenses
Owned and leased spectrum licenses as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	$3,104,129	$—	$3,104,129	$3,098,983	$—	$3,098,983
Spectrum leases and prepaid spectrum	1,370,317	(237,317)	1,133,000	1,364,907	(181,033)	1,183,874
Pending spectrum and transition costs	12,492	—	12,492	15,397	—	15,397
Total spectrum licenses	$4,486,938	$(237,317)	$4,249,621	$4,479,287	$(181,033)	$4,298,254
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2012	2011	2010
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$56,554	$55,870	$59,653
As of December 31, 2012, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2013	$54,401
2014	54,108
2015	53,351
2016	52,805
2017	51,385
Thereafter	866,950
Total	$1,133,000

7.	Other Intangible Assets
Other intangible assets as of December 31, 2012 and 2011 consisted of the following (in thousands):

		December 31, 2012			December 31, 2011
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	7 years	$108,275	$(86,040)	$22,235	$108,275	$(70,894)	$37,381
Trade names and trademarks	5 years	3,804	(3,106)	698	3,804	(2,346)	1,458
Patents and other	10 years	3,270	(1,543)	1,727	3,228	(1,217)	2,011
Total other intangibles		$115,349	$(90,689)	$24,660	$115,307	$(74,457)	$40,850
As of December 31, 2012, the future amortization of other intangible assets is expected to be as follows (in thousands):

2013	$12,302
2014	7,737
2015	3,871
2016	326
2017	326
Thereafter	98
Total	$24,660

	Year Ended December 31,
	2012	2011	2010
Supplemental Information (in thousands):
Amortization expense	$16,232	$20,096	$23,933
We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accounts payable and accrued expenses:
Accounts payable	$83,701	$65,285
Accrued interest	42,786	39,980
Salaries and benefits	22,010	29,075
Business and income taxes payable	20,363	15,304
Other accrued expenses	8,995	7,528
Total accounts payable and accrued expenses	177,855	157,172
Other current liabilities:
Derivative instruments	5,333	8,240
Deferred revenues(1)	124,466	36,691
Current portion of long-term debt	36,080	26,474
Cease-to-use lease liability(1)(2)	48,425	45,645
Other(1)	13,306	5,706
Total other current liabilities	227,610	122,756
Total	$405,465	$279,928
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred rents associated with tower and spectrum leases(1)	$717,741	$555,838
Cease-to-use liability(1)(2)	114,284	117,000
Deferred revenue(1)	83,887	1,207
Other(1)	47,441	45,658
Total	$963,353	$719,703

(1)    See Note 17, Related Party Transactions, for further detail regarding balances with related parties.
(2)    See Note 3, Charges Resulting from Cost Savings Initiatives, for further information.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Income Taxes
The income tax provision consists of the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$—	$—	$—
International	—	(59)	161
State	1,800	1,579	700
Total current taxes	1,800	1,520	861
Deferred taxes:
Federal	(182,520)	96,292	—
International	—	—	357
State	(16,679)	9,016	—
Total deferred taxes	(199,199)	105,308	357
Income tax (benefit) provision	$(197,399)	$106,828	$1,218
The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.7	0.7	1.0
Non-controlling interest	(21.3)	(27.5)	(27.6)
Other, net	0.1	(1.4)	0.1
Allocation to items of equity other than other comprehensive income	(1.2)	1.7	—
Valuation allowance	(3.1)	(12.4)	(8.6)
Effective income tax rate	10.2%	(3.9)%	(0.1)%

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Noncurrent deferred tax assets:
Net operating loss carryforward	$553,195	$1,157,983
Capital loss carryforward	221,453	5,818
Other assets	625	2,381
Total deferred tax assets	775,273	1,166,182
Valuation allowance	(458,935)	(1,003,633)
Net deferred tax assets	316,338	162,549
Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	460,834	314,609
Other	(504)	122
Total deferred tax liabilities	460,330	314,731
Net deferred tax liabilities	$143,992	$152,182

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, which we refer to as NOL, capital loss or tax credit carry-forwards are utilized.

As of December 31, 2012, excluding NOL carry-forwards that we permanently will be unable to use (as discussed below), we had United States federal tax NOL carry-forwards of approximately $1.26 billion of which $1.12 billion is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. The NOL carry-forwards begin to expire in 2021. We had $255.2 million of tax NOL carry-forwards in foreign jurisdictions; $243.9 million have no statutory expiration date, and $11.3 million begins to expire in 2015. We also have federal capital loss carry-forwards of $583.5 million which is also subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. The capital loss carry-forwards begin to expire between 2015 and 2017. Our U.S. federal NOL carry-forwards and capital loss carry-forwards in total are subject to the annual limitations imposed under Section 382 of the Internal Revenue Code. We currently do not project that the Company will generate capital gain income to utilize the capital loss carry-forwards. However, if the Company generates sufficient capital gain income to enable utilization of capital loss carry-forwards in excess of $382.4 million, then NOL carry-forwards of up to $201.1 million may no longer be available to offset future taxable income.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications LLC, which we refer to as Clearwire Communications, will not fully reverse within the carry-forward period of the NOLs and accordingly does not represent relevant future taxable income.

Time Warner Cable Inc., which we refer to as Time Warner Cable, exchanged 46.4 million Class B Common Interests, and a corresponding number of shares of Class B Common Stock, for an equal number of shares of Class A Common Stock, and which we refer to as the Time Warner Exchange, on September 13, 2012. Comcast Corporation, which we refer to as Comcast, exchanged 88.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, which we refer to as the Comcast Exchange, on September 27, 2012, BHN Spectrum Investments, LLC, which we refer to as Bright House, exchanged 8.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, which we refer to as the Bright House Exchange, on October 17, 2012. The Time Warner Exchange, Comcast Exchange and Bright House Exchange resulted in significant changes to the financial statement and tax basis, respectively, that Clearwire has in its interest in Clearwire Communications, as well as, an increase in the amount of temporary differences which will reverse within the NOL carryforward period (see discussion below).

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our deferred tax assets primarily represent NOL carry-forwards associated with Clearwire's operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company. The Company is subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of any pre-change in control NOL carryforward as well as the ability to use certain unrealized built in losses as future tax deductions. We believe that the Comcast Exchange, which occurred on September 27, 2012, when combined with other issuances of our Class A Common Stock and certain third party investor transactions involving our Class A Common Stock since December 13, 2011, resulted in a change in control under Section 382 of the Internal Revenue Code. As a result of this change in control and the change in control that occurred on December 13, 2011, we believe that we permanently will be unable to use a significant portion of our NOL carry-forwards and credit carry-forwards, which are collectively referred to as tax attributes, that arose before the change in control to offset future taxable income. As a result of the annual limitations under Sections 382 and 383 of the Internal Revenue Code on the utilization of tax attributes following an ownership change, it was determined that approximately $2.11 billion of United States NOL carry-forwards will expire unutilized. The United States tax attributes are presented net of these limitations. In addition, subsequent changes of ownership for purposes of Sections 382 and 383 of the Internal Revenue Code could further diminish our use of remaining United States tax attributes.

We have recognized a deferred tax liability for the difference between the financial statement carrying value and the tax basis of the partnership interest. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in the partnership will not completely reverse within the carry-forward period of the NOLs. The portion of such temporary difference that will reverse within the carry-forward period of the NOLs represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of NOLs, projected future tax losses, and determined that it is appropriate to record a valuation allowance against the portion of our deferred tax assets that are not deemed realizable. As a result of the Time Warner Exchange, the Comcast Exchange and the Bright House Exchange, there was an increase in the amount of temporary difference which will reverse within the NOL carry-forward period. Therefore, management determined that it was appropriate to reduce the valuation allowance recorded against our deferred tax assets, along with recording a corresponding deferred tax benefit for our continuing operations. The income tax benefit reflected in our condensed consolidated statements of operations for continuing operations primarily reflects United States deferred taxes net of certain state taxes.

We file income tax returns for Clearwire and our subsidiaries in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2012, the tax returns for Clearwire for the years 2003 through 2011 remain open to examination by the Internal Revenue Service and various state tax authorities.

During 2012, we completed the sale of our operations in Spain, Germany and Belgium (See Note 18, Discontinued Operations, for further information). As a result, certain intercompany loans related to our international operations are considered uncollectible for United States federal income tax purposes and, as a result, there was an increase to our deferred tax liability of approximately $167.2 million along with a corresponding deferred tax expense for our discontinued operations. The increase to deferred tax assets as a result of the additional tax losses was fully offset by a corresponding increase to the valuation allowance recorded against our deferred tax assets.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of December 31, 2012, we had no material uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Long-term Debt, Net
Long-term debt at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(27,900)	$2,919,594
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(165,050)	464,200
Vendor Financing Notes(3)	LIBOR based(2)	6.37%	2014/2015	32,056	(51)	32,005
Capital lease obligations and other(3)				91,638	—	91,638
Total debt, net				$4,500,438	$(193,001)	4,307,437
Less: Current portion of Vendor Financing Notes and capital lease obligations and other(4)						(36,080)
Total long-term debt, net						$4,271,357
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $4.6 million at December 31, 2012.

(3)	As of December 31, 2012, par amount of approximately $118.8 million is secured by assets classified as Network and base station equipment. The remaining par amount is unsecured.

(4)	Included in Other current liabilities on the consolidated balance sheet.

	December 31, 2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(35,272)	$2,912,222
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(209,259)	519,991
Vendor Financing Notes(3)	LIBOR based(2)	6.19%	2014/2015	48,379	(103)	48,276
Capital lease obligations(3)				65,590	—	65,590
Total debt, net				$4,290,713	$(244,634)	4,046,079
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(26,474)
Total long-term debt, net						$4,019,605
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	As of December 31, 2011, par amount of approximately $114.0 million is secured by assets classified as Network and base station equipment.

(4)	Included in Other current liabilities on the consolidated balance sheet.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Notes
2015 Senior Secured Notes — During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the 2015 Senior Secured Notes. The 2015 Senior Secured Notes provide for bi-annual payments of interest in June and December. In connection with the issuance of the 2015 Senior Secured Notes, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes in replacement of equal amounts of indebtedness under the senior term loan facility.
During December 2010, Clearwire Communications issued an additional $175.0 million of 2015 Senior Secured Notes with substantially the same terms.
The holders of the 2015 Senior Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of certain change of control events or a sale of certain assets, at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Change of control excludes a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. As of December 1, 2012, we may redeem all or a part of the 2015 Senior Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.
Our payment obligations under the 2015 Senior Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The 2015 Senior Secured Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.
2016 Senior Secured Notes — In January 2012, Clearwire Communications completed an offering of senior secured notes with a par value of $300.0 million, due 2016 and bearing interest at 14.75%, which we refer to as the 2016 Senior Secured Notes. Clearwire Communications received proceeds of $293.8 million, net of debt issuance costs, from the offering. The 2016 Senior Secured Notes provide for bi-annual payments of interest in June and December.
The holders of the 2016 Senior Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of specific kinds of changes of control at a price of 101% of the principal plus any unpaid accrued interest to the repurchase date. Change of control excludes a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. Under certain circumstances, Clearwire Communications will be required to use the net proceeds from the sale of assets to make an offer to purchase the 2016 Senior Secured Notes at an offer price equal to 100% of the principal amount plus any unpaid accrued interest.
Our payment obligations under the 2016 Senior Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The 2016 Senior Secured Notes contain the same limitations on our activities as those of the 2015 Senior Secured Notes.
Second-Priority Secured Notes — During December 2010, Clearwire Communications completed an offering of $500.0 million 12% second-priority secured notes due 2017, which we refer to as the Second-Priority Secured Notes. The Second-Priority Secured Notes provide for bi-annual payments of interest in June and December.
The holders of the Second-Priority Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of certain change of control events or a sale of certain assets at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Change of control excludes a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. Prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Second-Priority Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2014, we may redeem all or a part of the Second-Priority Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.
Our payment obligations under the Second-Priority Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a second-priority lien basis. The Second-Priority Secured Notes contain the same limitations on our activities as those of the 2015 Senior Secured Notes.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exchangeable Notes — During December 2010, Clearwire Communications completed offerings of $729.2 million 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes. The Exchangeable Notes provide for bi-annual payments of interest in June and December. The Exchangeable Notes are subordinated to the 2015 Senior Secured Notes and 2016 Senior Secured Notes and rank equally in right of payment with the Second-Priority Secured Notes.
The holders of the Exchangeable Notes have the right to exchange their notes for Class A Common Stock, at any time, prior to the maturity date. We have the right to settle the exchange by delivering cash or shares of Class A Common Stock, subject to certain conditions. The initial exchange rate for each note is 141.2429 shares per $1,000 note, equivalent to an initial exchange price of approximately $7.08 per share, subject to adjustments upon the occurrence of certain corporate events, which we refer to as the Exchangeable Notes Exchange Rate. Upon exchange, we will not make additional cash payment or provide additional shares for accrued or unpaid interest, make-whole premium or additional interest.
The holders of the Exchangeable Notes have the right to require us to repurchase all of the notes upon the occurrence of a fundamental change, including a change of control, event at a price of 100% of the principal amount plus any unpaid accrued interest to the repurchase date. The holders who elect to exchange the Exchangeable Notes in connection with the occurrence of a fundamental change will be entitled to additional shares that are specified based on the date on which such event occurs and the price paid per share of Class A Common Stock in the fundamental change, with a maximum number of shares issuable per note not to exceed 169.4915 shares per $1,000 note. If our stock price is less than $5.90 per share, subject to certain adjustments, no additional shares shall be added to the exchange rate. In the event the Proposed Merger is consummated, in accordance with the Merger Agreement the right to exchange each $1,000 note shall be changed to the right to exchange such principal amount of Exchangeable Notes into cash equal to the product of the $2.97 per share, which we refer to as the Merger Consideration, multiplied by the Exchangeable Notes Exchange Rate.
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
During the first quarter of 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, which we refer to as the Exchange Transaction, pursuant to which Clearwire issued 38.0 million shares of Class A Common Stock for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and Clearwire Communications repurchased $100.0 million in aggregate principal amount, plus accrued but unpaid interest, of its Exchangeable Notes for a total price equal to the Purchase Price. Due to the significant discount resulting from the recognition of the exchange options as a separate derivative liability upon the issuance of the Exchange Notes, extinguishment of the Exchangeable Notes in the Exchange Transaction resulted in a loss of $10.1 million recorded in Other income (expense), net of the consolidated statements of operations.

At December 31, 2012, we were in compliance with our debt covenants.
Vendor Financing Notes
We have a vendor financing facility, which we refer to as the Vendor Financing Facility, which allows us to obtain financing by entering into notes, which we refer to as Vendor Financing Notes. The Vendor Financing Notes mature during 2014 and 2015 and the coupon rates are based on 3-month LIBOR plus a spread of 5.50% and 7.00% for secured and unsecured notes, respectively.
Capital Lease Obligations
Certain of our network equipment have been acquired under capital lease facilities. At the inception of the capital lease, the lower of either the present value of the minimum lease payments required by the lease or the fair value of the equipment, is

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recorded as a capital lease obligation. The initial non-cancelable term of these capital leases are three to twelve years and may include one or more renewal options at the end of the initial lease term that may be exercised at our discretion. Lease payments for the initial lease term and any fixed renewal periods are established at the inception of the lease and interest expense is recognized using the effective interest rate method based on the rate imputed using the contractual terms of the lease.
Our lease agreements may contain change of control provisions. In certain agreements, a change of control may exclude a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. Other agreements may reference circumstances involving a change of control resulting in Clearwire's credit rating falling below “Caa1” as rated by Moody's Investors Service. Upon the occurrence of a change of control, the lessor may require payment of a predetermined casualty value of the leased equipment
Future Payments — For future payments on our long-term debt see Note 13, Commitments and Contingencies.
Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest coupon (1)	$518,671	$484,599	$346,984
Accretion of debt discount and amortization of debt premium, net(2)	41,386	40,216	14,479
Capitalized interest	(6,598)	(18,823)	(208,595)
Total interest expense	$553,459	$505,992	$152,868
_______________________________________

(1)	The year ended December 31, 2012 included $2.5 million of coupon interest relating to the Exchangeable Notes, which was settled in the non-cash Exchange Transaction.

(2)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the consolidated balance sheets.

11.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. As a result of the Exchange Transaction, $100.0 million in par value of the Exchangeable Notes were retired and the related Exchange Options, with a notional amount of 14.1 million shares, were settled at fair value. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 88.9 million and 103.0 million shares at December 31, 2012 and 2011, respectively, and mature in 2040.
We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At December 31, 2012 and 2011, the Exchange Options’ estimated fair value of $5.3 million and $8.2 million, respectively, was reported in Other current liabilities on our consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, we recognized gains of $1.4 million, $159.7 million and $63.6 million, respectively, from the changes in the estimated fair value in Gains on derivative instruments in our consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.
In addition, in the event of an issuance of New Securities, certain existing equityholders are entitled to the pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value and has a payment provision based on the existing equityholders' pro-rata ownership interest in Clearwire. We do not apply hedge accounting to this derivative. A portion of the derivative was settled on December 13, 2011 with the issuance of Class B Common Stock and Class B Common Interests to Sprint and we recorded a charge of $15.9 million for the year ended December 31, 2011 in Gains on derivative instruments in our consolidated statements of operations representing the value of the derivative. The fair value of this derivative is determined by, among other things, the probability of a New Securities issuance, the probability that existing equityholders will participate in any new issuance and the extent of their participation, if any.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility used in computing fair value of the Exchange Options at December 31, 2012 of 25% is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance. Holding all other pricing assumption constant, an increase or decrease of 10% in our estimated stock volatility at December 31, 2012 could result in a loss of $13.3 million, or a gain of $5.3 million, respectively.
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$193,455	$—	$—	$193,455
Short-term investments	$375,743	$299,369	$—	$675,112
Other assets — derivative warrant assets	$—	$—	$211	$211
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(5,333)	$(5,333)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$891,929	$—	$—	$891,929
Short-term investments	$215,655	$—	$—	$215,655
Other assets — derivative warrant assets	$—	$—	$209	$209
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(8,240)	$(8,240)
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2012 (in thousands):

	January 1, 2012	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at December 31, 2012
Other assets:
Derivatives	209	—	2	(1)	—	211	2
Other current liabilities:
Derivatives	(8,240)	1,553	1,354	(1)	—	(5,333)	1,778
_____________________________________

(1)	Included in Gain on derivative instruments in the consolidated statements of operations.

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2011 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at December 31, 2011
Long-term investments:
Other debt securities	$15,251	$(13,904)	$4,945	(1)	$(6,292)	$—	$—
Other assets:
Derivatives	292	(1,609)	1,526	(2)	—	209	(84)
Other current liabilities:
Derivatives	(167,892)	15,870	143,782	(2)	—	(8,240)	159,652
______________________________________

(1)	Included in Other income (expense), net in the consolidated statements of operations.

(2)	Included in Gain on derivative instruments in the consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
The 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the Second-Priority Secured Notes and the Exchangeable Notes are classified as Level 2 of the valuation hierarchy. To estimate the fair value of the 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the Second-Priority Secured Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. As a result, they are classified as Level 3 of the valuation hierarchy. A level of subjectivity is applied to estimate the discount rate used to calculate the present value of the estimated cash flows.
The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
2015 Senior Secured Notes	$2,919,594	$3,180,238	$2,912,222	$2,799,820
2016 Senior Secured Notes	$300,000	$414,375	$—	$—
Second-Priority Secured Notes	$500,000	$591,565	$500,000	$425,000
Exchangeable Notes(1)	$464,200	$689,598	$519,991	$446,134
Vendor Financing Notes	$32,005	$31,802	$48,276	$44,133
_______________________________________

(1)
Carrying value as of December 31, 2012 and 2011 is net of $165.1 million and $209.3 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

13.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2012, are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter, including all renewal periods
Long-term debt obligations(1)	$4,408,800	$21,710	$8,052	$2,949,788	$300,000	$500,000	$629,250
Interest payments on long-term debt obligations(1)	2,993,616	511,353	510,234	509,951	156,163	111,913	1,194,002
Operating lease obligations(2)	1,608,258	359,897	355,660	279,144	187,579	119,753	306,225
Operating lease payments for assumed renewal periods(2)	7,873,690	2,414	31,521	110,132	197,886	263,397	7,268,340
Spectrum lease obligations	6,630,476	178,796	181,291	181,810	188,394	203,786	5,696,399
Spectrum service credits and signed spectrum agreements	102,799	4,853	3,896	3,896	3,896	3,896	82,362
Capital lease obligations(3)	135,874	24,771	24,737	23,299	12,418	8,239	42,410
Purchase agreements	148,116	115,292	17,871	6,301	1,899	1,884	4,869
Total	$23,901,629	$1,219,086	$1,133,262	$4,064,321	$1,048,235	$1,212,868	$15,223,857
_____________________________________

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Principal and interest payments beyond 2017 represent potential principal and interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $51.5 million.

(3)	Payments include $44.2 million representing interest.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Spectrum lease payments	$181,949	$169,353	$179,741
Non-cash spectrum lease expense	90,521	85,666	42,819
Amortization of spectrum leases	54,328	53,674	57,433
Total spectrum lease expense	$326,798	$308,693	$279,993
Operating lease expense	$502,701	$637,688	$473,410

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
Certain of the tower leases specify a minimum number of new leases to commence under a master agreement. Charges are incurred for the minimum commitment and are included in the table above.

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at December 31, 2012 was approximately 23 years, including renewal terms. We expect that all renewal periods in our spectrum leases will be renewed by us.

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2012, 2011 and 2010 we satisfied $3.3 million, $4.5 million and $1.0 million, respectively, related to these commitments. The maximum remaining commitment at December 31, 2012 is $101.8 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Consumer Purported Class Actions and Investigation(s)
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any ETFs paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys' fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. On May 23, 2012, the Washington Supreme Court issued a decision holding that an ETF is a permissible alternative performance provision. The Court of Appeals has stayed the matter. The parties have agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties' stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The parties stipulated to allow a Fifth Amended Complaint. The parties agreed to settle the lawsuit. On December 27, 2012, the Court granted preliminary approval of the settlement. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements. If the Court does not grant final approval of the settlement, this case will remain in the early stages of litigation and its outcome is unknown.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the Company's advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire's ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys' fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire's motions, plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court's decision in AT&T Mobility LLC v. Concepcion, No. 09-893, which we refer to as Concepcion, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire's motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. The parties agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire's network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California's Business and Professions Code Sections 17200 et seq., and violation of California's Consumers' Legal Remedies Act. Plaintiff contends Clearwire's advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire's network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. The parties agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In August 2012, Richard Wuest filed a purported class action against Clearwire in the California Superior Court, San Francisco County. Plaintiff alleges that Clearwire violated California's Invasion of Privacy Act, Penal Code 630, notably §632.7, which prohibits the recording of communications made from a cellular or cordless telephone without the consent of all parties to the communication. Plaintiff seeks statutory damages and injunctive relief, costs, attorney fees, pre and post judgment interest. Clearwire removed the matter to federal court. On November 2, 2012, Clearwire filed an answer to the complaint. The litigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
On September 6, 2012, the Washington State Attorney General's Office served on Clearwire Corporation a Civil Investigative Demand pursuant to RCW 19.86.110. The demand seeks information and documents in furtherance of the Attorney General Office's investigation of possible unfair trade practices, failure to properly disclose contractual terms, and misleading advertising. On October 22, 2012, Clearwire responded to the demand.

Purported Shareholder Class Actions: Delaware Actions
On December 12, 2012, stockholder Crest Financial Limited, which we refer to as Crest, filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Sprint Holdco LLC and Eagle River, purportedly brought on behalf of the public stockholders of the Company. On December 14, 2012, plaintiff filed an amended complaint, and on January 2, 2013, plaintiff filed a second amended complaint. Also, on December 12, 2012, the plaintiff filed a motion seeking an expedited trial. Following a hearing on January 10, 2013, the Court denied the motion to expedite without prejudice. The Court also directed the parties to consolidate this lawsuit with the other Delaware actions described below. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the proposed transaction between Sprint and the Company, that Sprint and Eagle River breached duties owed to the Company's public stockholders by virtue of their alleged status as controlling stockholders, including with respect to the SoftBank Transaction, and that the Company aided and abetted the alleged breaches of fiduciary duty by Sprint and Eagle River. The lawsuit also alleges that the Merger Consideration undervalues the Company, and that the controlling stockholders acted to enrich themselves at the expense of the minority stockholders. The lawsuit seeks to permanently enjoin the SoftBank Transaction, permanently enjoin the Proposed Merger, permanently enjoin Sprint from allegedly interfering with the Company's plans to raise capital or sell its

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

spectrum and to recover compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 20, 2012, stockholder Abraham Katsman filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint and SoftBank, purportedly bought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that SoftBank aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, rescission of the Proposed Merger, and to recover unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 28, 2012, stockholder Kenneth L. Feigeles filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Merger Sub and Eagle River, purportedly brought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that the Company, Sprint, Merger Sub and Eagle River aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, to rescind the Proposed Merger, and it seeks unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 28, 2012, stockholder Joan Litwin filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Sprint Holdco and Eagle River, purportedly brought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint and Eagle River breached duties owed to the Company's public stockholders by virtue of their alleged status as controlling stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty by Sprint, Eagle River and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that Sprint is using its position as controlling stockholder to obtain the Company's spectrum for itself to the detriment of the public stockholders, and that the directors of the Company allowed the Company to stagnate to benefit Sprint and Eagle River. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, to rescind the Proposed Merger. The lawsuit also seeks to enjoin Sprint from interfering with the Company's build-out plans or any future sale of spectrum, and seeks unspecified compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On or about January 3, 2013, stockholder David DeLeo filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint and Merger Sub, purportedly brought on behalf of our public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that the Company and Merger Sub aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that Sprint and the directors of the Company misappropriated non-public information that was not disclosed to the plaintiffs, and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks a declaratory judgment that the proposed transaction between Sprint and the Company was entered into in breach of Sprint's fiduciary duties, an injunction preventing the proposed transaction between Sprint and the Company and, should the Proposed Merger be consummated, to rescind the Proposed Merger, and it seeks unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.

Purported Shareholder Class Actions: Washington Actions

On December 20, 2012 stockholder Joe Kuhnle filed a putative class action lawsuit in the Superior Court of Washington, King County, against the Company and its directors, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Kuhnle Action. The Kuhnle Action alleges that the directors of the Company breached their

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fiduciary duties in connection with the Proposed Merger, and that the Company aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The Kuhnle Action also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, that the deal protection devices favor Sprint to the detriment of the public stockholders, and that the directors of the Company failed to make necessary disclosures in their public filings. The Kuhnle Action seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, a preliminary injunction preventing the Proposed Merger and, should the Proposed Merger be consummated, rescission of the Proposed Merger, and to recover unspecified rescissory and compensatory damages. On January 18, 2013, we and the other defendants collectively filed a motion to dismiss or stay the Kuhnle Action in favor of the prior-filed Delaware Actions. On January 18, 2013, we and the other defendants opposed plaintiff's motion to expedite discovery. On February 11, 2013, the court granted the motion to stay. On January 22, 2013, the parties stipulated to consolidate the three King County lawsuits--the Kuhnle Action, along with both the Millen Action and the Rowe Action (each discussed further below)--into one matter: In Re Clearwire Corporation Shareholder Litigation. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 20, 2012, stockholder Doug Millen filed a putative class action lawsuit in the Superior Court of Washington, King County against the Company and its directors, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Millen Action. The lawsuit alleges that the directors of the Company breached their fiduciary duties owed to the Company's public stockholders in connection with the Proposed Merger, and that the Company aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, that the deal protection devices favor Sprint to the detriment of the public stockholders, and that the directors of the Company failed to make necessary disclosures in connection with the announcement of the transaction. The lawsuit seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, an injunction preventing the Proposed Merger, and rescission of the Proposed Merger to the extent it has already been consummated. (See the related discussion above under the Kuhnle Action regarding the proposed consolidation of the Millen Action.) This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 31, 2012, stockholder Clinton Rowe filed a putative class action lawsuit in the Superior Court of Washington, King County against the Company, its directors, Sprint and Merger Sub, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Rowe Action. The lawsuit alleges that Sprint and the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, and that the Company, Sprint and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, and that the directors of the Company did not protect the Company against numerous conflicts of interest. The lawsuit seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, an injunction preventing the Proposed Merger, rescission of the transaction to the extent it has already been implemented, and the imposition of a constructive trust in favor of the plaintiff class upon any benefits improperly received by defendants. (See the related discussion above under the Kuhnle Action regarding the proposed consolidation of the Rowe Action.) This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
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
As of December 31, 2012, there were 34,661,769 shares available for grant under the Clearwire Corporation 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, performance based RSUs and other stock awards to our employees, directors and consultants. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired, or a combination thereof. With the adoption of the 2008 Plan, no additional share

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

grants will be granted under the Clearwire Corporation 2007 Stock Compensation Plan or the Clearwire Corporation 2003 Stock Option Plan.
Restricted Stock Units
We grant RSUs and performance based RSUs to certain officers and employees under the 2008 Plan. All RSUs generally have performance and service requirements or service requirements only, with vesting periods ranging from two to four years. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price. Performance RSUs awarded in 2012 have one to two years performance periods and were granted once the performance objectives were established in the first quarter of 2012.
A summary of the RSU activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Restricted Stock Units		Weighted- Average Grant Price		Fair Value (In Millions)
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
Restricted stock units outstanding — January 1, 2010	—	11,853,194	$—	$4.60
Granted	—	10,523,277	—	6.71	$—	$70.6
Forfeited	—	(3,613,124)	—	5.55
Vested	—	(4,087,694)	—	4.22	$—	$29.5
Restricted stock units outstanding — December 31, 2010	—	14,675,653	$—	$5.99
Granted	—	10,300,239	—	4.06	$—	$44.9
Forfeited	—	(7,985,495)	—	5.46
Vested	—	(6,240,674)	—	5.54	$—	$24.1
Restricted stock units outstanding — December 31, 2011	—	10,749,723	$—	$4.79
Granted	6,619,937	17,857,468	1.96	2.25	$13.0	$40.2
Forfeited	(208,102)	(2,141,799)	1.99	3.32
Vested	—	(4,501,785)	—	4.45	$—	$8.4
Restricted stock units outstanding — December 31, 2012	6,411,835	21,963,607	$1.96	$2.83
As of December 31, 2012, there were 21,963,607 RSUs outstanding and total unrecognized compensation cost of approximately $27.8 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period and expire no later than ten years after the date of grant. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of option activity from January 1, 2010 through December 31, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding — January 1, 2010	21,537,731	$11.09	6.39
Granted	996,648	7.37
Forfeited	(3,007,895)	12.79
Exercised	(3,083,243)	4.44
Options outstanding — December 31, 2010	16,443,241	$11.80	5.69
Granted	—	—
Forfeited	(10,701,871)	11.86
Exercised	(1,180,619)	3.07
Options outstanding — December 31, 2011	4,560,751	$13.98	4.24
Granted	—	—
Forfeited	(1,310,146)	12.94
Exercised	—	—
Options outstanding — December 31, 2012	3,250,605	$14.39	4.36
Vested and expected to vest — December 31, 2012	3,239,887	$14.42	4.35
Exercisable outstanding — December 31, 2012	3,012,166	$15.14	4.18

The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $2.3 million and $10.5 million, respectively. There were no option exercises during the period ended December 31, 2012. At December 31, 2012, there was no aggregate intrinsic value for any options outstanding as the price of our Class A Common Stock was less than the option exercise prices.
Information regarding stock options outstanding and exercisable as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00	6,666	1.30	$3.00	6,666	$3.00
$3.03	673,250	6.19	3.03	573,250	3.03
3.53 - 6.77	402,867	5.44	5.90	283,178	5.74
7.41 - 7.87	62,000	6.45	7.56	43,250	7.52
$11.03	116,200	2.63	11.03	116,200	11.03
$15.00	200,665	3.03	15.00	200,665	15.00
$17.11	363,600	1.90	17.11	363,600	17.11
$18.00	526,229	3.56	18.00	526,229	18.00
$23.30	339,900	4.70	23.30	339,900	23.30
$25.00	559,228	4.16	25.00	559,228	25.00
Total	3,250,605	4.36	$14.39	3,012,166	$15.14

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2010:

Year Ended December 31,
2010
Expected volatility	58.80%-62.22%
Expected dividend yield	—
Expected life (in years)	6.25
Risk-free interest rate	2.00%-3.15%
Weighted average fair value per option at grant date	$4.27

The fair value of option grants in 2010 was $4.3 million. There were no options granted in 2012 and 2011. The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $6.6 million and $9.8 million, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2012 was approximately $0.1 million and is expected to be recognized over a weighted average period of approximately four months.
Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest, over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Share-based compensation expense recognized for all plans for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31.
	2012	2011	2010
Options	$250	$1,016	$16,749
RSUs	28,616	25,535	30,582
Sprint Equity Compensation Plans	—	73	204
Total	$28,866	$26,624	$47,535
During the years ended December 31, 2012, 2011 and 2010 we reversed $3.4 million, $23.9 million, and $9.8 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. During the year ended December 31, 2012 we had no additional share-based compensation expense related to the acceleration of vesting or the extension of the exercise period for certain RSUs and options. During the years ended December 31, 2011 and 2010, we recorded $3.7 million and $10.9 million, respectively, of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter 2012, Eagle River delivered a right of first offer notice pursuant to the Equityholders’ Agreement, to the other equityholders of its intent to sell 30.9 million shares of Class A Common Stock and 2.7 million shares of Class B Common Stock and a corresponding number of Class B Common Interests, which we refer to collectively as the Interests. On October 17, 2012, Sprint delivered a response to the notice notifying Eagle River that they intend to purchase 100% of the Interests. On December 7, 2012, all of the conditions to the closing were met and on December 11, 2012, the transaction was completed. As a result, Eagle River no longer owns any shares of our Class A Common Stock, Class B Common Stock, or Class B Common Interests and is no longer a party to the Equityholders' Agreement.
During the second quarter of 2012 we also entered into a sales agreement, which we refer to as the Sales Agreement, with Cantor Fitzgerald & Co., which we refer to as CF&Co, pursuant to which we offered and sold shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent. Subject to the terms and conditions of the Sales Agreement, CF&Co used its commercially reasonable efforts to sell shares of Class A Common Stock on our behalf on a daily basis or as otherwise agreed by us and CF&Co. We designated the parameters by which CF&Co would sell shares of Class A Common Stock on our behalf, including the total number of shares of Class A Common Stock to be issued, the time period during which sales were requested to be made, any limitation on the number of shares of Class A Common Stock that could be sold in any one trading day and any minimum price below which sales would not be made. We and CF&Co each had the right, by giving written notice as specified in the Sales Agreement, to terminate the Sales Agreement in each party's sole discretion at any time. We paid CF&Co a commission equal to 2.0% of the gross sales price per share of Class A Common Stock sold under the Sales Agreement. We also agreed to reimburse CF&Co for certain of its expenses as set forth in the Sales Agreement and to indemnify CF&Co against certain liabilities. We sold 48.4 million shares of Class A Common Stock under the Sales Agreement for net proceeds of $58.5 million. On July 26, 2012, we announced that we elected to cease further sales under the Sales Agreement.
During the first quarter of 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, pursuant to which Clearwire issued shares of Class A Common Stock for an aggregate price of $83.5 million, the proceeds of which was used to repurchase $100.0 million in aggregate principal amount of its Exchangeable Notes, plus accrued but unpaid interest held by the institutional investors. The price per share was determined based upon the daily volume weighted average price of our Class A Common Stock on the NASDAQ Global Select Market for the five trading days commencing March 15, 2012, subject to a minimum price and a maximum price per share. The total number of shares issued was equal to the quotient obtained by dividing the Purchase Price by the price per share, and was 38.0 million shares.
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
The holders, which include Intel Corporation, which we refer to as Intel, who, along with Sprint, we collectively refer to as the Participating Equityholders, of Class B Common Stock hold, or are entitled to hold, an equivalent number of Class B Common Interests, which, in substance, reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Class B Common Interest for one share of Class A Common Stock.
On October 11, 2012, Bright House, provided us with notice of its intent to exchange 8.5 million shares of Class B Common Stock together with all of the Class B Common Interests held by Bright House into an equal number of shares of Class A Common Stock. The exchange was completed on October 18, 2012.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On September 24, 2012, Comcast provided us with notice of its intent to exchange 88.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Operating Agreement. The exchange was completed on September 27, 2012.

During the second quarter of 2011, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire. Subsequently, during the second quarter of 2012, Sprint exercised its right to revoke the surrender of the 77.4 million shares of Class B Common Stock relinquished in June 2011. The Class B Common Stock was reissued to Sprint on June 8, 2012. This transaction did not impact Sprint's economic interest in the Company, which it holds through its ownership of Class B Common Interests. At December 31, 2012, Sprint's economic interest in Clearwire and its subsidiaries is equal to its voting interest and was approximately 50.4%.

The following table lists the voting interests in Clearwire as of December 31, 2012:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	30,922,958	4.5%	708,087,860	91.5%	739,010,818	50.4%
Comcast	88,504,132	12.8%	—	—%	88,504,132	6.0%
Bright House	8,474,440	1.2%	—	—%	8,474,440	0.6%
Intel	28,432,066	4.1%	65,644,812	8.5%	94,076,878	6.4%
Other Shareholders	534,980,999	77.4%	—	—	534,980,999	36.5%
	691,314,595	100%	773,732,672	100%	1,465,047,267	100%
_______________________________________

(1)	The holders of Class B Common Stock hold an equivalent number of Class B Common Interests.
Clearwire Communications Interests
Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A common interests representing 47.2% of the economics of Clearwire Communications as of December 31, 2012. The holders of the Class B Common Interests own the remaining 52.8% of the economic interests. It is intended that at all times, the number of Clearwire Communications Class A common interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire.
The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A common interests, all of which are held by Clearwire, or Class B Common Interests, which are held by Sprint and Intel. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

	Year ended December 31,
	2012	2011	2010
Clearwire's loss from equity investees (note 20)	$(758,705)	$(612,214)	$(496,875)
Increase/(decrease) in Clearwire’s additional paid-in capital for issuance or conversion of Class B Common Stock	379,048	137,353	(64,569)
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	58,460	384,106	301,849
Other effects of changes in Clearwire’s additional paid-in capital for issuance of Class A and Class B Common Stock	28,143	18,870	145,785
Net transfers from non-controlling interests	465,651	540,329	383,065
Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(293,054)	$(71,885)	$(113,810)
Dividend Policy
We have not declared or paid any cash dividends on Class A or Class B Common Stock. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indentures governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders.
Non-controlling Interests in Clearwire Communications
Clearwire Communications is consolidated into Clearwire because we hold 100% of the voting interest in Clearwire Communications. Therefore, the holders of the Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests. The conversion of Class B Common Interests and the corresponding number of Class B Common Stock to Class A Common Stock is recorded in Issuance of common stock, net of issuance costs, and other capital transactions on our consolidated statement of stockholders' equity.
Warrants
As of December 31, 2012, there were 375,000 warrants outstanding with an expiration date of November 13, 2013. Holders may exercise their warrants at any time, with an exercise price of $3.00.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.	Net Loss Per Share
Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss from continuing operations	$(1,743,745)	$(2,855,733)	$(2,251,202)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840
Net loss from continuing operations attributable to Class A Common Stockholders	(561,562)	(696,902)	(475,362)
Net loss from discontinued operations attributable to Class A Common Stockholders	(167,005)	(20,431)	(12,075)
Net loss attributable to Class A Common Stockholders	$(728,567)	$(717,333)	$(487,437)
Weighted average shares Class A Common Stock outstanding	554,015	257,967	222,527
Net loss per share from continuing operations	$(1.01)	$(2.70)	$(2.14)
Net loss per share from discontinued operations	(0.30)	(0.08)	(0.05)
Net loss per share	$(1.31)	$(2.78)	$(2.19)
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
Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of diluted net loss per share for the year ended December 31, 2010 on an “if converted” basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Options and interest expense on the Exchangeable Notes were reversed for the period. For the years ended December 31, 2012 and 2011, shares issuable upon the conversion of the Exchangeable Notes were excluded in the computation of diluted net loss per share as their inclusion would have been antidilutive.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Class B Common Interests and Class B Common Stock and, where applicable, conversion of the Exchangeable Notes, is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss from continuing operations attributable to Class A Common Stockholders	$(561,562)	$(696,902)	$(475,362)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(1,182,183)	(2,158,831)	(1,775,840)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,611)	(27,945)	(27,117)
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	—	—	(58,296)
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	(1,771,356)	(2,883,678)	(2,336,615)
Net loss from discontinued operations available to Class A Common Stockholders	(167,005)	(20,431)	(12,075)
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	(1,356)	(61,379)	(39,817)
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(168,361)	(81,810)	(51,892)
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	$(1,939,717)	$(2,965,488)	$(2,388,507)
Weighted average shares Class A Common Stock outstanding	554,015	257,967	222,527
Weighted average shares converted from Class B Common Stock outstanding	844,588	707,132	741,962
Weighted average shares converted from the Exchangeable Notes	—	—	6,276
Total weighted average shares Class A Common Stock outstanding (diluted)	1,398,603	965,099	970,765
Net loss per share from continuing operations	$(1.27)	$(2.99)	$(2.41)
Net loss per share from discontinued operations	(0.12)	(0.08)	(0.05)
Net loss per share	$(1.39)	$(3.07)	$(2.46)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Exchangeable Notes conversion shares	91,733	103,001	—
Stock options	4,214	8,920	18,380
Restricted stock units	26,905	13,820	12,414
Warrants	647	7,748	17,806
Subscription rights	—	—	22,657
Contingent shares	—	—	1,519
	123,499	133,489	72,776
We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.	Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Comcast, Time Warner Cable, Bright House, Google, Eagle River, and Ericsson, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2012	2011
Accounts receivable	$17,227	$78,282
Prepaid assets and other assets	$5,943	$2,229
Accounts payable and accrued expenses	$8,223	$4,736
Other current liabilities:
Cease-to-use	$5,497	$4,652
Deferred revenue	$96,161	$9,301
Other	$5,642	$—
Other long-term liabilities:
Cease-to-use	$36,793	$33,940
Deferred revenue	$83,887	$1,207
Deferred rent	$32,213	$52,663
Other	$2,821	$—

	Year Ended December 31,
	2012	2011	2010
Revenue	$465,295	$493,350	$50,808
Cost of goods and services and network costs (inclusive of capitalized costs)(1)	$152,669	$182,671	$104,883
Selling, general and administrative (inclusive of capitalized costs)	$50,193	$31,453	$7,150

(1)	The amounts presented for the year ended December 31, 2011 have been adjusted to reflect the inclusion of $20.0 million of non-cash rents related to leases with Sprint.
Proposed Sprint Merger Agreement — On December 17, 2012, we entered into a Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Class A and Class B Common Stock not currently owned by Sprint. See Note 1, Description of Business for further information.
Note Purchase Agreement —In connection with the Merger Agreement, on December 17, 2012, we and certain of our subsidiaries also entered into the Note Purchase Agreement, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800.0 million of 1.00% Exchangeable Notes due 2018, in ten monthly installments of $80.0 million each. See Note 1, Description of Business for further information.
Rollover Notes — In connection with the issuance of the 2015 Senior Secured Notes, on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes. From time to time, other related parties may hold portions of our long-term debts, and as debtholders, would be entitled to receive interest payments from us.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through two wholly-owned subsidiaries, Sprint HoldCo and SN UHC 1, Inc., owns the largest interest in Clearwire with an effective voting and economic interest of approximately 50.44% and Intel owns voting and economic interest in Clearwire of 6.4%. After the conversion of their Class B Common Interests and corresponding number of Class B Common Stock into Class A Common Stock, Comcast and Bright House together own voting interest in Clearwire of approximately 6.6% at December 31, 2012.
As of December 31, 2012, Eagle River held warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share with an expiration date of November 13, 2013.
Clearwire, Sprint, Intel, Comcast and Bright House are party to the Equityholders’ Agreement, which sets forth certain rights and obligations of the equityholders with respect to governance of Clearwire, transfer restrictions on our common stock, rights of first refusal and pre-emptive rights, among other things. In addition, we have also entered into a number of commercial agreements with Sprint, Google and Intel, which are outlined below.
4G MVNO Agreement — We have a non-exclusive 4G MVNO agreement, which we refer to as the 4G MVNO Agreement, with Comcast MVNO II, LLC, TWC Wireless, LLC, Bright House and Sprint Spectrum L.P.,which we refer to as Sprint Spectrum. We sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers' marketing and reselling our wireless broadband services to their respective end user subscribers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We sell these services at prices defined in the 4G MVNO Agreement.
Sprint Wholesale relationship
In November 2011 we entered into the November 2011 4G MVNO Amendment. As a result, the minimum payments under the amendment to the 4G MVNO agreement entered into with Sprint in April 2011 were replaced with the provisions of the November 2011 4G MVNO Amendment. Under the November 2011 4G MVNO Amendment, Sprint Spectrum is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which was paid for service provided in 2012, and the remainder will be paid for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note (as described in the Sprint Commitment Agreement section below) issued by us to Sprint. As part of the November 2011 4G MVNO Amendment, we also agreed to: the elimination of device minimum fees after 2011; and usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012. We also agreed that Sprint Spectrum may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
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
In addition to the $150.0 million received from Sprint relating to the Sprint Promissory Note in January 2012, for the twelve months ended December 31, 2012 and 2011, we received $537.3 million and $434.3 million respectively from Sprint for 4G broadband wireless services. The amounts received from Sprint for 4G broadband wireless services for the year ended December 31, 2012 includes $76.6 million for services provided in 2011 and $10.8 million representing the final portion of the prepayment for future services beyond the minimum commitment provided for in the amendment to the 4G MVNO Agreement entered into in April 2011.
During the twelve months ended December 31, 2012, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sprint Commitment Agreement - In November 2011, we entered into a commitment agreement with Sprint and Sprint HoldCo, which we refer to as the Commitment Agreement. As part of the agreement, should we consummate an equity offering which generates gross proceeds of at least $400.0 million, Sprint HoldCo agreed to exercise its pre-emptive rights under the Equityholders' Agreement to purchase securities representing Sprint HoldCo's pro rata share of the securities issued in such an offering up to$700.0 million. On December 13, 2011, we closed an offering of 201,250,000 shares of Class A Common Stock for $402.5 million in an underwritten public offering. Pursuant to the Commitment Agreement, on December 13, 2011, Sprint Holdco exercised its pre-emptive rights and purchased 173,635,000 shares of Class B Common Stock and a corresponding number of Class B Common Interests for proceeds of approximately $331.4 million.
Under the terms of the Commitment Agreement, Sprint provided us an aggregate principal amount of $150.0 million on January 3, 2012, pursuant to a promissory note issued by Clearwire Communications, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note bears interest of 11.5% per annum with an aggregate principal amount of $75.0 million maturing on January 2, 2013, and the remaining $75.0 million principal amount maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the November 2011 4G MVNO Amendment. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it will be treated as deferred revenue for accounting purposes, and associated interest costs will be recorded as a reduction to the $925.9 million payable by Sprint for unlimited WiMAX service in calendar years 2012 and 2013. On January 2, 2013, we offset $83.6 million to principal and related accrued interest to reduce the principal amount we owe to Sprint under the promissory note to $75.0 million. The Sprint Promissory Note provides for certain events of default including, among other things, default in the payment of principal or interest; any material breach by Clearwire Communications in respect of its obligations to Sprint Spectrum under the November 2011 4G MVNO Amendment; termination or cancellation of the November 2011 4G MVNO Amendment at any time prior to January 2, 2014; and certain customary bankruptcy-related events. Upon the occurrence of any event of default, Sprint may offset and apply the Sprint Promissory Note against any and all deposits and any other credits, indebtedness payment obligations, property, or claims owing to Clearwire Communications or affiliates by Sprint.
In addition, under the terms of the Commitment Agreement, if we successfully consummated an equity offering, we agreed to use commercially reasonable best efforts to consummate an offering of first-priority senior secured debt in an amount equal to approximately 50% of the net cash proceeds of any such equity offering, at the earliest practicable time thereafter. In January 2012, Clearwire Communications completed an offering of 2016 Senior Secured Notes with a par value of $300.0 million. See Note 10, Long-term Debt, Net, for a discussion of the issuance of debt.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum, which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access and mobile voice and data communications service for the purpose of resale to our retail customers. The data communications service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the years ended December 31, 2012, 2011 and 2010, we paid $4.4 million, $17.8 million, and $9.7 million, respectively to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the years ended December 31, 2012, 2011 and 2010, we made rent payments under this agreement of $59.6 million, $55.8 million and $53.1 million, respectively.
Master Agreement for Network Services — In November 2008, we entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but we will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services that contain commitments that extend up to five years.
Ericsson, Inc — Ericsson, provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the years ended December 31, 2012 and 2011, we paid $76.9 million and $41.1 million, respectively to Ericsson for network management services.
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

During the year ended December 31, 2012, we completed the sale of the operations in Germany, Belgium and Spain for total expected proceeds of approximately $18.9 million. We have received approximately half of the expected proceeds and expect to receive the remainder by March 2013. In connection, with the Belgium sale transaction, we have also extended a loan of approximately $0.9 million to the purchaser and obtained an option to utilize the proceeds from repayment of the loan to obtain a 10% equity interest in the purchaser at the maturity of the loan in April 2019. We recognized a gain on the sale of these operations of approximately $22.3 million, net of tax benefits of $5.1 million and the reclassification of cumulative translation adjustments of $8.7 million, in Net loss from discontinued operations.

During the third quarter of 2012, we made an insolvency filing with respect to our operations in Spain followed by its disposition in a sale. As a result, certain intercompany loans related to our international operations were considered to be uncollectible for federal income tax purposes and, as a result, there was an increase to the deferred tax liability of our discontinued operations of approximately $167.2 million along with a corresponding deferred tax expense for our discontinued operations. See Note 9, Income taxes for further discussion.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information for discontinued operations is shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total revenues	$8,473	$20,767	$21,723

Loss from discontinued operations before income taxes	$(1,185)	$(86,749)	$(53,266)
Income tax benefit (provision)	(167,176)	4,939	1,374
Net loss from discontinued operations	(168,361)	(81,810)	(51,892)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	1,356	61,379	39,817
Net loss from discontinued operations attributable to Clearwire Corporation	$(167,005)	$(20,431)	$(12,075)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$—	$1,815
Prepaid and other assets	—	1,739
Total current assets	—	3,554
Property, plant and equipment, net	—	10,351
Spectrum licenses, net	—	19,313
Other assets	—	3,478
Total assets of discontinued operations	$—	$36,696
Liabilities
Other current liabilities	$—	$8,930
Other long-term liabilities	—	16,266
Total liabilities of discontinued operations	$—	$25,196

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total
2012 quarter:
Total revenues	$322,639	$316,932	$313,882	$311,241	$1,264,694
Operating loss	$(421,887)	$(311,260)	$(332,905)	$(312,731)	$(1,378,783)
Net loss from continuing operations	$(561,026)	$(431,027)	$(320,410)	$(431,282)	$(1,743,745)
Net loss from continuing operations attributable to Clearwire Corporation	$(182,054)	$(143,179)	$(41,344)	$(194,985)	$(561,562)
Net loss attributable to Clearwire Corporation	$(181,823)	$(145,809)	$(213,781)	$(187,154)	$(728,567)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.40)	$(0.28)	$(0.07)	$(0.28)	$(1.01)
Diluted	$(0.44)	$(0.32)	$(0.22)	$(0.30)	$(1.27)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.40)	$(0.29)	$(0.38)	$(0.27)	$(1.31)
Diluted	$(0.44)	$(0.33)	$(0.34)	$(0.29)	$(1.39)
2011 quarter:
Total revenues	$236,808	$322,611	$332,177	$361,870	$1,253,466
Operating loss	$(647,358)	$(911,594)	$(399,136)	$(433,149)	$(2,391,237)
Net loss from continuing operations	$(793,160)	$(939,770)	$(479,457)	$(643,346)	$(2,855,733)
Net loss from continuing operations attributable to Clearwire Corporation	$(216,877)	$(160,525)	$(83,502)	$(235,998)	$(696,902)
Net loss attributable to Clearwire Corporation	$(226,955)	$(168,738)	$(84,791)	$(236,849)	$(717,333)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.89)	$(0.65)	$(0.34)	$(0.81)	$(2.70)
Diluted	$(0.89)	$(0.98)	$(0.53)	$(0.81)	$(2.99)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.93)	$(0.68)	$(0.35)	$(0.81)	$(2.78)
Diluted	$(0.93)	$(1.01)	$(0.54)	$(0.81)	$(3.07)

20.	Parent Company Only Condensed Financial Statements
Under the terms of agreements governing the indebtedness of Clearwire Communications, which is a subsidiary of Clearwire and comprises substantially all of the net assets of the Company, such subsidiary is restricted from making dividend payments, loans or advances, other than mandatory tax payments and reimbursement of costs, to Clearwire. The restrictions have resulted in the restricted net assets (as defined in Securities and Exchange Commission Rule 4-08(e)(3) of Regulation S-X) of Clearwire’s subsidiary exceeding 25% of the consolidated net assets of Clearwire and its subsidiaries.

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
CLEARWIRE CORPORATION
CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalent	$2	$—
Other assets	1,186	3,319
Investments in equity method investees	1,187,993	1,481,047
Total assets	$1,189,181	$1,484,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred tax liabilities, net	$143,992	$152,182
Other liabilities	3,250	953
Total liabilities	147,242	153,135
Stockholders’ equity	1,041,939	1,331,231
Total liabilities and stockholders’ equity	$1,189,181	$1,484,366
CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Revenues	$—	$—	$—
Operating expenses	16,315	8,982	7,283
Operating loss	(16,315)	(8,982)	(7,283)
Other income (expense):
Loss from equity investees	(758,705)	(612,214)	(496,875)
Other income	12,877	9,171	16,784
Total other expense, net	(745,828)	(603,043)	(480,091)
Loss before income taxes	(762,143)	(612,025)	(487,374)
Income tax benefit (provision)	199,199	(105,308)	—
Net loss from continuing operations	$(562,944)	$(717,333)	$(487,374)
Net loss from discontinued operations	(167,176)	—	—
Net loss	$(730,120)	$(717,333)	$(487,374)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(562,944)	$(717,333)	$(487,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(199,199)	105,308	—
Loss from equity investees	758,705	612,214	496,875
Changes in assets and liabilities, net:
Prepaids and other assets	2,133	2	1,256
Other liabilities	1,299	244	(10,469)
Net cash provided by (used in) operating activities	(6)	435	288
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(58,460)	(387,742)	(304,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	58,468	387,296	303,738
Net (decrease) increase in cash and cash equivalents	2	(11)	11
Cash and cash equivalents:
Beginning of period	—	11	—
End of period	$2	$—	$11

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A.	Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington

We have audited the internal control over financial reporting of Clearwire Corporation and subsidiaries (the "Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated February 13, 2013, expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the Company's merger and financing agreements with Sprint Nextel Corporation, the uncertainties associated with those agreements, and the related potential impact of such uncertainties on the Company's need for liquidity in the next twelve months.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 13, 2013

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
Our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
Management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.
Our internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Clearwire's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11.	Executive Compensation
The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Clearwire's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Clearwire's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Clearwire's definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Clearwire's definitive proxy statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements
The consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b)	Exhibit Listing
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of February 13, 2013.
.

CLEARWIRE CORPORATION

/s/ Erik Prusch
Erik Prusch
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 13, 2013.

Signature	Title	Date

/s/ Erik Prusch	Chief Executive Officer (Principal Executive Officer) Director	February 13, 2013
Erik Prusch

/s/ Hope F. Cochran	Chief Financial Officer (Principal Financial Officer)	February 13, 2013
Hope F. Cochran

/s/ Steven A. Ednie	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2013
Steven A. Ednie

/s/ John Stanton	Director, Chairman of the Board	February 13, 2013
John Stanton

/s/ William R. Blessing	Director	February 13, 2013
William R. Blessing

/s/ Bruce Chatterley	Director	February 13, 2013
Bruce Chatterley

/s/ Mufit Cinali	Director	February 13, 2013
Mufit Cinali

/s/ Jose A. Collazo	Director	February 13, 2013
Jose A. Collazo

/s/ Hossein Eslambolchi	Director	February 13, 2013
Hossein Eslambolchi, Ph.D.

/s/ Slade Gorton	Director	February 13, 2013
Slade Gorton

/s/ Dennis S. Hersch	Director	February 13, 2013
Dennis S. Hersch

/s/ Brian P. McAndrews	Director	February 13, 2013
Brian P. McAndrews

/s/ Kathleen H. Rae	Director	February 13, 2013
Kathleen H. Rae

/s/ Theodore H. Schell	Director	February 13, 2013
Theodore H. Shell

/s/ Jennifer L. Vogel	Director	February 13, 2013
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

2.3
Agreement and Plan of Merger by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation Dated as of December 17, 2012(Incorporated herein by reference to Exhibit 2.1 to Clearwire Coporation's Form 8-K filed December 18, 2012).

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

4.27
Indenture, dated January 27, 2012, by and among the Issuers, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 14.75% First-Priority Senior Notes due 2016 (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation's Form 8-K filed February 2, 2012).

4.28	Form of 14.75% First-Priority Senior Notes due 2016 (as set forth in Exhibit A to the Notes Indenture filed as Exhibit 4.1 to Clearwire Corporation's Form 8-K filed February 2, 2012).
4.29
Other Pari Passu Lien Secured Party Consent, dated January 27, 2012, by and among the Issuers, the guarantors party thereto and Wilmington Trust, National Association, as collateral agent (Incorporated herein by reference to Exhibit 4.3 to Clearwire Corporation's Form 8-K filed February 2, 2012).

4.30
Second Amendment to Equityholders' Agreement, dated as of December 8, 2010, by and among Clearwire Corporation, Sprint Holdco, LLC, SN UHC 1, Inc., Eagle River Holdings, LLC, Intel Capital Wireless Investment Corporation 2008A, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc. and Comcast Corporation (Incorporated herein by reference to Exhibit 10.7 to Clearwire Corporation's Form 8-K filed December 18, 2012).

4.31
Third Amendment to Equityholders' Agreement, dated as of December 8, 2010, by and among Clearwire Corporation, Sprint Holdco, LLC, SN UHC 1, Inc., Intel Capital Wireless Investment Corporation 2008A, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc. and Comcast Corporation (Incorporated herein by reference to Exhibit 10.8 to Clearwire Corporation's Form 8-K filed December 18, 2012).

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

10.62	Sales Agreement between Clearwire Corporation and Cantor Fitzgerald & Co., dated May 4, 2012 (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed May 4, 2012).
10.63***
May 2012 Clearwire / Sprint Amendment, dated as of May 15, 2012, to the 4G MVNO Agreement dated as of November 28, 2008 between Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.

10.64***
August 2012 Clearwire / Sprint Amendment, dated as of August 28, 2012, to the 4G MVNO Agreement dated as of November 28, 2008 between Clearwire Communications LLC, Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.

10.65
Note Purchase Agreement dated as of December 17, 2012 among Clearwire Corporation and Clearwire Communications, LLC and Clearwire Finance, Inc., as Issuers, and Sprint Nextel Corporation, as Purchaser Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed December 18, 2012.

10.66
Voting and Support Agreement, dated as of December 17, 2012, by and among Clearwire Corporation, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Intel Capital Wireless Investment Corporation 2008A, Comcast Wireless Investment, LLC and BHN Spectrum Investments, LLC (Incorporated herein by reference to Exhibit 10.5 to Clearwire Corporation's Form 8-K filed December 18, 2012.

10.67
Irrevocable Exchange Agreement, dated as of December 17, 2012, by and among Clearwire Corporation, Sprint Nextel Corporation and Intel Capital Wireless Investment Corporation 2008A (Incorporated herein by reference to Exhibit 10.6 to Clearwire Corporation's Form 8-K filed December 18, 2012.

10.68
First Amendment to the Note Purchase Agreement dated as of December 17, 2012 among Clearwire Corporation and Clearwire Communications, LLC and Clearwire Finance, Inc., as Issuers, and Sprint Nextel Corporation, as Purchaser Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed February 1, 2013.

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