Form 10-K/A
period 2012-12-31
Clearwire Corp /DE
filed 2013-04-26
CIK 1442505

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
(425) 216-7600
Securities registered pursuant to Section 12(b) of the Act:        Name of each exchange on which registered:
CLASS A COMMON STOCK                    NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of the registrant’s Class A common stock on June 30, 2012 as reported on the NASDAQ Global Select Market was $607,107,527. As of April 2, 2013, there were 699,171,925 shares of Class A common stock and 773,732,672 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

CLEARWIRE CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2012

Table of Contents

	PART III	Page

Explanatory Note.............................................................................................................................................................		3
Item 10.	Directors, Executive Officers and Corporate Governance..............................................................................	3
	Our Board of Directors....................................................................................................................................	3
	Our Executive Officers....................................................................................................................................	7
	Corporate Governance.....................................................................................................................................	8
	The Board of Directors and Its Committees....................................................................................................	9
Item 11.	Executive Compensation.................................................................................................................................	12
	Report of the Compensation Committee.........................................................................................................	12
	Compensation Committee Interlocks and Insider Participation......................................................................	12
	Compensation Discussion and Analysis..........................................................................................................	12
	Summary Compensation Table........................................................................................................................	23
	Grants of Plan Based Awards..........................................................................................................................	26
	Outstanding Equity Awards.............................................................................................................................	27
	Option Exercises and Stock Vested.................................................................................................................	29
	Potential Payments on Termination or Change in Control..............................................................................	29
	Risk Considerations in our Compensation Policies and Practices..................................................................	32
	Equity Compensation Plan Information..........................................................................................................	33
	Compensation of the Board of Directors.........................................................................................................	33
	Director Stock Ownership Guidelines.............................................................................................................	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......	35
	Beneficial Ownership Table............................................................................................................................	35
	Section 16(a) Beneficial Ownership Reporting Compliance..........................................................................	38
Item 13.	Certain Relationships and Related Transactions and Director Independence.................................................	39
	Related Party Transactions..............................................................................................................................	39
	Director Independence.....................................................................................................................................	60
Item 14.	Principal Accountant Fees and Services..........................................................................................................	61
	Report of the Audit Committee.......................................................................................................................	61
	Pre-Approval Policies and Procedures............................................................................................................	61
	Audit and Non-Audit Fees...............................................................................................................................	62
Signatures........................................................................................................................................................................		63

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the Securities and Exchange Commission on February 13, 2013. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K due to the fact that Clearwire's definitive proxy statement for its 2013 annual meeting of stockholders will be filed with the SEC more than 120 days after the end of its 2012 fiscal year..

Through this Amendment No. 1, the following items in the Form 10-K are hereby amended and restated in their entirety:

Item 10 (Directors, Executive Officers and Corporate Governance);

Item 11 (Executive Compensation);

Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters);

Item 13 (Certain Relationships and Related Transactions, and Director Independence);

Item 14 (Principal Accounting Fees and Services); and

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on February 13, 2013. Clearwire has not undertaken any obligation to update or supplement any other items in the 2012 Form 10-K, including (without limitation) Clearwire's consolidated financial statements included therein (the “2012 Financial Statements”), to reflect any events occurring after February 13, 2013 or to modify or update information or disclosures in the 2012 Form 10-K or the 2012 Financial Statements affected by other subsequent events.

Except as otherwise noted, references to "we", "us", or "our" refer to Clearwire Corporation and its subsidiaries.

Explanatory Note Regarding Transactions with Sprint and Strategic Investors

On November 28, 2008, Clearwire completed the transactions contemplated by the Transaction Agreement and Plan of Merger, which we refer to as the Transaction Agreement, dated as of May 7, 2008 (as amended by Amendment No. 1 to the Transaction Agreement, dated as of November 21, 2008), by and among the former Clearwire (which, upon consummation of the transactions contemplated by the Transaction Agreement, which we refer to as the Transactions, became Clearwire Legacy LLC), which we refer to as Old Clearwire; Sprint Nextel Corporation, which we refer to as Sprint; Comcast Corporation, which we refer to as Comcast; Time Warner Cable Inc., which we refer to as Time Warner Cable; Bright House Networks, LLC, which we refer to as Bright House Networks; Google Inc., which we refer to as Google; and Intel Corporation, which we refer to as Intel. We refer to Comcast, Time Warner Cable and Bright House Networks collectively as the Strategic Investors, and to the Strategic Investors, together with Intel, as the Investors. Each of Sprint, Eagle River Holdings, LLC, which we refer to as Eagle River, and the Investors are a party to the Equityholders' Agreement, dated November 28, 2008, entered into with us, which we refer to as the Equityholders' Agreement, which contains certain provisions regarding our corporate governance and the composition of our Board of Directors. We refer to the completion of the Transactions as the Closing.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Our Board of Directors

Clearwire's business and affairs are managed under the direction of our Board of Directors, which is currently comprised of thirteen members. The size of our Board shall not be less than five and not more than thirteen as fixed from time to time by the Board or by the stockholders as provided in our by-laws, which we refer to as the Clearwire Bylaws. The size of our Board is currently set at thirteen members in accordance with the Equityholders' Agreement.

The Equityholders' Agreement provides for the nomination by each of Intel, Sprint, and the Strategic Investors as a group, of a certain number of members of our Board of Directors. For so long as the Equityholders' Agreement remains effective, the Nominating and Corporate Governance Committee will nominate candidates for election to the Board in accordance with the terms of the Equityholders' Agreement. Thus, our director nomination process is largely driven by our corporate governance structure. All director nominees, whether chosen by the Nominating and Governance Committee or the

Strategic Investors, should have the appropriate skills and characteristics required of Board members, assessed in the context of the perceived needs of the Board at the time. In selecting candidates, the Nominating and Corporate Governance Committee and the Board seek to ensure a representation of diverse skills, expertise and perspectives, although the Company's nominating procedures and policies do not prescribe specific standards for diversity.

Name	Age	Director Since	Principal Occupation	Independent	Other Public Boards	Nominated By		Committee Membership
								AC	CC	NG	SC	SP
John W. Stanton	57	2008	Executive Chairman	●	1	Sprint					C
William R. Blessing	57	2010	Director	●	1	Sprint				M
Bruce A. Chatterley	51	2011	Director	●	—	Intel				M	M
Mufit Cinali	55	2010	Director	●	—	Sprint		M	M		M
Jose A. Collazo	69	2008	Director	●	—	Sprint				M
Hossein Eslambolchi	55	2010	Director	●	1	Sprint
Slade Gorton	85	2012	Director	●	1	Nominating Committee	(1)
Dennis S. Hersch	66	2008	Director	●	—	Strategic Investors				C	M	C
Brian P. McAndrews	54	2009	Director	●	2	Sprint			C
Erik E. Prusch	46	2012	Director, President and CEO		—	Eagle River	(2)
Kathleen H. Rae	56	2011	Director	●	—	Nominating Committee		C,F				M
Theodore H. Schell	68	2009	Director	●	—	Strategic Investors	(2)	M			M	M
Jennifer L. Vogel	51	2011	Director	●	1	Sprint			M

AC	Audit Committee	SP	Special Committee
CC	Compensation Committee	C	Chair
NG	Nominating and Governance Committee	M	Member
SC	Strategic Committee	F	Financial expert

(1) Intel has the right to fill the seat held by Mr. Gorton at the next election of directors.
(2) The Nominating and Governance Committee has the right to designate independent directors to fill the director seats held by Mr. Prusch and Mr. Schell.

The following is a brief biography of each of our directors:

John W. Stanton. Mr. Stanton has served as a director of Clearwire since November 2008, as Executive Chairman of the Board since August 2011, as Interim Chief Executive Officer from March 2011 to August 2011 and as Chairman of the Board from January 2011 to August 2011. He has served as Managing Director of Trilogy Partners LLC, a private investment firm, Trilogy International Partners LLC, an operator of wireless systems in South and Central America, and Trilogy Equity Partners LLC, an investor in small wireless-related companies, since 2005. Mr. Stanton served as Chairman and Chief Executive Officer of Western Wireless Corporation, a wireless telecommunications company, from 1992 until shortly after its acquisition by Alltel Corporation in 2005. Mr. Stanton was Chairman and a director of T-Mobile USA, formerly VoiceStream Wireless Corporation, which we refer to as T-Mobile USA, a mobile telecommunications company, from 1994 to 2004 and was Chief Executive Officer of T-Mobile USA from 1998 to 2003. Mr. Stanton is a member of the board of directors of Columbia Sportswear, Inc., a manufacturer of active outdoor apparel and footwear.

Mr. Stanton is qualified to serve as a director due to his experience as a chief executive officer for public and private companies, his current and past public company director experience, his extensive experience in the telecommunications industry and his insights into global operations, strategic planning and financial matters.

William R. Blessing.  Mr. Blessing has served as a director of Clearwire Corporation since December 2010. He served as Senior Vice President, Corporate Strategy and Development for Embarq Corporation, an integrated communications services provider, from 2005 to 2007. Prior to that, he served as Sprint’s Senior Vice President, Corporate Strategy and

Development from 2003 to 2005, and held various executive positions with Sprint and predecessors from 1981 to 2005 including Vice President, Business Development and Strategy, PCS Division, Vice President of Wireless and Vice President of International Product Management and Marketing. Mr. Blessing was a Senior Vice President, Global Partnerships with Global One from 1996 to 1997. He currently serves as a board member of Kansas City Life Insurance and a member of its executive and compensation committees.

Mr. Blessing is qualified to serve as a director due to his lengthy experience in the telecommunications industry, his current and prior experience as a director, his experience with corporate strategy and development, and his extensive corporate leadership.

Bruce A. Chatterley. Mr. Chatterley has served as a director of Clearwire since June 2011. From March 2012 until April 2013, Mr. Chatterley served as President and CEO of Broadvox, a hosted VoIP and hosted communications provider. He formerly served as President—Business Markets of Megapath, Inc., a nationwide competitive local exchange carrier, from August 2010 until April 2011. From May 2007 to August 2010, Mr. Chatterley served as President and Chief Executive Officer of Speakeasy, a division of Best Buy Co., Inc., which we refer to as Best Buy, and a Vice President of Best Buy. From September 2003 to May 2007, Mr. Chatterley served as President and Chief Executive Officer and as a director of Speakeasy, Inc., a nationwide provider of broadband-based voice and data communication services, until its sale to Best Buy. Prior to that, he was CEO of ViAir Inc., a developer of wireless mobile messaging software, until its sale in 2003. Prior to ViAir Inc., Mr. Chatterley served as President Small and Mid Markets for Concur Technologies, Inc., which we refer to as Concur, a developer of travel and expense management services. Before starting at Concur in 1999, Mr. Chatterley served in a variety of executive and management positions for a number of public companies including Ameritech Corporation, US West, Inc., General Electric Company and IBM.

Mr. Chatterley is qualified to serve as a director due to his experience as an executive officer for a public company and his extensive experience in telecommunications, technology and software development industries.

Mufit Cinali.  Mr. Cinali has served as a director of Clearwire since December 2010. He is a Managing Director with Springwell Capital Partners, LLC, a boutique advisory firm. Prior to co-founding Springwell Capital Partners in 2001, he was the Corporate Vice President, Strategy and Business Development with Hughes Electronic Corporation. Mr. Cinali was a Vice President of Mergers and Acquisitions with AT&T Corporation from 1995 to 1999 and a Vice President with GE Capital Corporation from 1989 to 1995. Before joining GE Capital Corporation, Mr. Cinali was a strategy consultant with Bain and Company.

Mr. Cinali is qualified to serve as a director due to his experience as an executive officer for public and private companies, his finance and operational experience across communications, technology and financial services industries, and his knowledge of business development and strategic planning.

Jose A. Collazo.  Mr. Collazo has served as a director of Clearwire since November 2008. He has served as President—Products and Partners of BT Global Services, a division of BT Group plc, the world’s oldest telecommunications company, since 2007. Previously, Mr. Collazo served as Chairman, Chief Executive Officer and President of Infonet Services Corporation, a provider of international data, fax and voice communications solutions, from 1971.

Mr. Collazo is qualified to serve as a director due to his experience as a chief executive officer for a public company in the telecommunications industry, his public company director experience, and his experience with both the high growth computer services environment and value added data communication services.

Hossein Eslambolchi, Ph.D.  Dr. Eslambolchi has served as a director of Clearwire since December 2010. He is currently an adviser to Ericsson Corporation, a provider of telecommunications equipment and services. Previously, he served in various senior executive roles at AT&T Corporation, a telecommunications company, from 2001 to 2006, including global Chief Technology Officer, global Chief Information Officer, and President and Chief Executive Officer of AT&T Labs and AT&T Global Network Services. He is currently the Chairman of 2020 Venture Partners, which provides technology and operations consulting services to clients in areas including telecommunications and all IP communications. Dr. Eslambolchi also serves on the board of directors of Real Dice, Inc.

Dr. Eslambolchi is qualified to serve as a director due to his extensive experience in the telecommunications industry, his engineering and technical expertise, and his prior service as chief information officer, chief technology officer, and chief executive officer of major telecommunication companies.

Slade Gorton. Mr. Gorton was appointed a director of Clearwire in July 2012. Since 2003 he has served as a director of Microvision, Inc. Mr. Gorton was recently Of Counsel at the law firm K&L Gates, LLP, and now serves as a consultant to the firm. Prior to joining the firm, he represented Washington State in the United States Senate for 18 years. Mr. Gorton began his political career in 1958 as a Washington State Representative and went on to serve as State House Majority Leader. He served as Attorney General of Washington from 1969 -1981, and during that time argued 14 cases before the United States Supreme Court. After leaving the Senate, he served as a Commissioner on the National Commission on Terrorist Attacks upon the United States (“9-11 Commission”); as a member of the National War Powers Commission; and is Co-Chairman of the National Transportation Policy Project. He also served in the U.S. Army, U.S. Air Force, and the U.S. Air Force Reserves. He is currently Co-Chairman of the Bipartisan Policy Center’s NTPP.

Mr. Gorton is qualified to serve as a director due to his experience in legal matters, corporate governance, general leadership, business and technology evolvement.

Dennis S. Hersch.  Mr. Hersch has served as a director of Clearwire since November 2008. Mr. Hersch is President of N.A. Property, Inc., through which he acts as a business advisor to Mr. and Mrs. L. H. Wexner, and has done so since February 2008. He also serves as a trustee of trusts established by Mr. and Mrs. Wexner. He was a Managing Director of JP Morgan Securities, Inc., an investment bank, from December 2005 through January 2008, where he served as the Global Chairman of its Mergers & Acquisitions Department. Mr. Hersch was a partner of Davis Polk & Wardwell, a New York law firm from 1978 until December 2005.

Mr. Hersch is qualified to serve as a director due to his experience in the investment banking industry, his lengthy experience as a partner at a leading New York law firm, his recognized expertise on mergers and acquisitions, and his current and past public company director experience.

Brian P. McAndrews. Mr. McAndrews has served as a director of Clearwire since February 2009. He is currently a Venture Partner with Madrona Venture Group, a venture capital firm. Mr. McAndrews served as CEO of aQuantive Inc., a digital marketing company, from 1999 to 2007. aQuantive was acquired by Microsoft in August of 2007, at which time Mr. McAndrews joined Microsoft Corporation, to lead the Advertiser and Publisher Solutions Group until December 2008. Prior to joining aQuantive, Mr. McAndrews worked for ABC Inc., a broadcasting and communications company, holding executive positions at ABC Sports, ABC Entertainment, and ABC Television Network and; eventually becoming Executive Vice President and General Manager for ABC Sports. Mr. McAndrews currently sits on the Board of Directors for Fisher Communications Inc. and the New York Times Company.

Mr. McAndrews is qualified to serve as a director due to his experience as a chief executive officer for a public company in the technology industry, his current and past public company director experience, and his digital media experience.

Erik E. Prusch. Mr. Prusch has served as a director of Clearwire since February 2012. Prior to being appointed as Chief Executive Officer in August 2011, Mr. Prusch served as Chief Operating Officer from March 2011 to August 2011, and Chief Financial Officer from August 2009 to March 2011. Prior to that, Mr. Prusch served as President and Chief Executive Officer of Borland Software from December 2008 to July 2009. He served as Chief Financial Officer of Borland from November 2006 to December 2008. Prior to Borland, he was Vice President of Finance in Intuit’s Turbo Tax division from January 2004 to November 2006. Prior to Intuit, he served as Chief Financial Officer of Identix Incorporated. Before that, Prusch served as Vice President, Finance and Operations at Gateway Computers, Incorporated. He began his career at Touche Ross and PepsiCo.

Mr. Prusch is qualified to serve as a director due to his ongoing contributions to the Company as its President and Chief Executive Officer and his experience in executive and financial management for other public and private companies.

Kathleen H. Rae.  Ms. Rae has served as a director of Clearwire since June 2011. Ms. Rae is a retired business executive. She served as President and Chief Operating Officer at InfoSpace, Inc., a mobile media and online search company from 2003 to 2005. Prior to InfoSpace, Ms. Rae was a partner at Ignition Partners, a venture capital firm, from 2000 to 2001. From 1996 to 1999, Ms. Rae was at NEXTLINK Communications, Inc., now XO Communications, a provider of voice and data services to businesses, where she served as Chief Financial Officer.

Ms. Rae is qualified to serve as a director due to her experience as an executive officer with several public companies, her ability to qualify as an audit committee financial expert, her strong background in operations and financial management, her familiarity with the telecommunications industry, and her experience with increasing revenues and growing businesses.

Theodore H. Schell.  Mr. Schell has served as a director of Clearwire since January 2009. He is currently a Managing Director at Associated Partners LP, a private equity firm focusing on all aspects of media and telecommunications. Prior to joining Associated Partners LP, he was a General Partner at Apax Partners beginning in 2000, where he oversaw U.S. investments in telecommunications, wireless and related technology companies. Mr. Schell is also a founder of Enforta, a WiMax operator that provides broadband access in more than 100 cities across Russia. Prior to joining Apax, Mr. Schell served for eleven years at Sprint as its Senior Vice President for Strategy and Corporate Development. Before joining Sprint, Mr. Schell was the founder, President and CEO of Realcom Communications Corporation, established in 1983. Mr. Schell is also a member of the boards of Tekelec, Airvana and Enforta. Mr. Schell is a member of the Council on Foreign Relations.

Mr. Schell is qualified to serve as a director due to his experience as an executive officer for public and private companies, his current and past public company director experience, and his experience in the media, financial services and telecommunications industries.

Jennifer L. Vogel.  Ms. Vogel has served as a director of Clearwire Corporation since June 2011. Ms. Vogel served as General Counsel, Secretary and Chief Compliance Officer of Continental Airlines Inc., from 2001 until 2010, when it merged with United Airlines, and served as a Senior Vice President of Continental from 2003 to 2010. She also served on Continental’s Management Committee and its Diversity Council and chaired its Ethics and Compliance Committee. Prior to joining Continental in 1995, she began her career at Vinson & Elkins LLP, a law firm, in its Corporate Finance and Securities Department where she specialized in mergers and acquisitions, international project finance, and public debt and equity issuances. Ms. Vogel currently serves on the national Board of Directors of the General Counsel Forum, serving as Chair in 2010, and on the Board of Directors of American Science and Engineering, Inc., a leading supplier of innovative X-ray detection solutions.

Ms. Vogel is qualified to serve as a director due to her significant experience serving as general counsel of several public companies and her strong background in corporate governance, mergers and acquisitions, corporate finance, and ethics and compliance matters.

Our Executive Officers

The following sets forth certain information, as of April 29, 2013, about Clearwire's current executive officers, with respect to their service as executive officers of Clearwire.

Name	Age	Position
Erik E. Prusch	46	President and Chief Executive Officer
Hope F. Cochran	41	Chief Financial Officer and Senior Vice President
John C.B. Saw	51	Chief Technology Officer and Senior Vice President
Broady R. Hodder	41	General Counsel and Senior Vice President
Dow Draper	43	Senior Vice President and GM of Retail
Don A. Stroberg	47	Senior Vice President of Strategic Partnerships and Wholesale
Steve A. Ednie	45	Chief Accounting Officer

Erik E. Prusch - President and Chief Executive Officer. Prior to being appointed as Chief Executive Officer in August 2011, Mr. Prusch served as Chief Operating Officer from March 2011 to August 2011, and Chief Financial Officer from August 2009 to March 2011. Prior to that, Mr. Prusch served as President and Chief Executive Officer of Borland Software (located at 8310 North Capital of Texas Highway, Building 2, Suite 100, Austin, TX 78731) from December 2008 to July 2009. He served as Chief Financial Officer of Borland from November 2006 to December 2008. Prior to Borland, he was Vice President of Finance in Intuit’s Turbo Tax division from January 2004 to November 2006. Prior to Intuit, he served as Chief Financial Officer of Identix Incorporated. Before that, Prusch served as Vice President, Finance and Operations at Gateway Computers, Incorporated. He began his career at Touche Ross and PepsiCo.

Hope F. Cochran - Chief Financial Officer and Senior Vice President. Prior to being appointed as Clearwire’s Chief Financial Officer in March 2011, Ms. Cochran served as Senior Vice President, Finance and Treasurer since November 2008, and as Old Clearwire’s Senior Vice President, Finance since August 2008 and as Treasurer since June 2006. From November 2005 to August 2008, Ms. Cochran was Old Clearwire’s Vice President, Finance. Previously, from May 2003 to August 2005, Ms. Cochran served as the Chief Financial Officer of Evant Incorporated, a planning and logistics software developer. From May 2001 to May 2003, Ms. Cochran served as the Controller of the Americas - Sales Operations for PeopleSoft, Inc. Before 2001, Ms. Cochran was a founder and served as the Chief Financial Officer of SkillsVillage, a contractor supply chain management software provider, until its sale to PeopleSoft, Inc. In both chief financial officer positions, Ms. Cochran managed corporate finance, accounting, human resources, legal and facilities. Ms. Cochran began her career as an auditor at Deloitte & Touche.

John C.B. Saw - Chief Technology Officer and Senior Vice President. Prior to being appointed as our Chief Technology Officer and Senior Vice President in November 2008, Dr. Saw served as Old Clearwire’s Chief Technology Officer since July 2007. From October 2003 to July 2007, Dr. Saw served as Old Clearwire’s Vice President of Engineering. Before joining Old Clearwire, from 2002 to 2003, Dr. Saw was Senior Vice President and General Manager of Fixed Wireless Access at Netro Corp (now SR Telecom) where he initiated the rollout of Netro’s broadband wireless product in Europe. From 1997 to 2002 Dr. Saw served as Chief Engineer and Vice President of Engineering at AT&T Wireless (now AT&T). At AT&T Wireless, Dr. Saw was instrumental in the development and rollout of the company’s digital broadband wireless service, one of the earliest orthogonal frequency-division multiplexing (OFDM)-based wireless systems deployed and foreshadowed the subsequent development of the WiMAX 802.16 standards. Before joining AT&T Wireless, Dr. Saw spent nine years in various leadership positions at Nortel where he was involved in the development of TDMA, GSM, CDMA, fixed wireless cellular infrastructure and microwave radio products.

Broady R. Hodder - General Counsel and Senior Vice President. Prior to being appointed as Clearwire’s Senior Vice President and General Counsel in November 2008, Mr. Hodder served as Old Clearwire’s Vice President and General Counsel since May 2006. Mr. Hodder was also Corporate Secretary from May 2006 to June 2011. Previously, Mr. Hodder served as Old Clearwire’s Corporate Counsel from November 2004 to November 2005 and Vice President Legal, Finance and Corporate Development from November 2005 to May 2006. Before joining Old Clearwire, from April 2001 to November 2004, Mr. Hodder was a lawyer with Davis Wright Tremaine LLP, where he became a partner in January 2004. Before joining Davis Wright Tremaine LLP, Mr. Hodder was a lawyer with Gray Cary Ware & Freidenrich LLP and Lionel Sawyer and Collins Ltd.

Dow Draper - Senior Vice President and General Manager of Retail. Prior to be appointed as our Senior Vice President and General Manager of Retail in October 2011, Mr. Draper served as the Senior Vice President of Marketing and Products since February 2009. Before joining Clearwire, Mr. Draper held various roles at Alltel Wireless including Senior Vice President of Device and Data Services from January 2008 to March 2009 and Senior Vice President of Financial Planning and Analysis from August 2005 to December 2007. Mr. Draper was also a part of a small executive team that oversaw Alltel’s sale to TPG and Goldman Sachs. From July 2004 to August 2005, he was Executive Director of Financial Planning and Analysis at Western Wireless. Prior to that he worked at McKinsey and Company and was involved in strategic and marketing business engagements for various industries including Software, Automotive, Commercial Aviation and Telecommunications.

Don A. Stroberg - Senior Vice President of Strategic Partnerships and Wholesale. Prior to being appointed Clearwire’s Senior Vice President of Strategic Partnerships and Wholesale, Mr. Stroberg served as Senior Vice President of Wholesale since November 2008. From August 2005 to November 2008, Mr. Stroberg served in multiple roles at Sprint including Vice President of 4G Sales, Vice President of Customer Experience, and Vice President of Consumer Strategy & Business Development. Before Sprint, Mr. Stroberg was a Senior Manager in Deloitte’s Consulting Telecommunications practice.

Steve A. Ednie - Chief Accounting Officer. Prior to being made Clearwire’s Chief Accounting Officer in January 2011, Mr. Ednie served as the Vice President of Tax and Chief Tax Officer since August 2004. Before working at Clearwire, Mr. Ednie worked at Expedia, Inc. from 2002 to 2004 and XO Communications, Inc. from 1997 to 2002. Mr. Ednie started his career with Coopers & Lybrand, LLP as a Certified Public Accountant.

Corporate Governance

Code of Ethics

The Company has adopted the Clearwire Code of Conduct and Ethics that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer, and its Board of Directors. The Code of Conduct and Ethics is available on the corporate governance page of the Company's website at http://corporate.clearwire.com/governance.cfm, or in hard copy upon request to the Company's Secretary. If the Company makes any substantive amendments to the Code of Conduct and Ethics or grants any waiver from a provision of the Code of Conduct and Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Stockholder Communications with the Board of Directors

Any matter intended for the Board of Directors, or for any individual member or members of the Board of Directors, should be delivered to the Company's Secretary at 1475 120th Ave NE, Bellevue, WA 98005 or by e-mail to investorrelations@clearwire.com, with a request to forward the same to the intended recipient. Each communication should identify the general topic of the communication. In general, all stockholder communication delivered to the Company's Secretary for forwarding to the Board of Directors or specified members will be initially received and processed by the Company before being forwarded in accordance with the stockholder's instructions. Communications may also be referred to other departments within the Company. The Company will generally not forward to the directors a communication that it determines to be primarily commercial in nature or related to an improper or irrelevant topic, or that requests general information about the Company.

Indemnification of Officers and Directors

Our Amended and Restated Certificate of Incorporation, which we refer to as the Clearwire Charter, requires us to indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law, which we refer to as the DGCL, against all loss and liability suffered and expenses reasonably incurred in connection with any suit or other proceeding to which the officer or director is made or threatened to be made a party by reason of the fact that he or she is or was an officer or director of the Company or, while an officer or director, is or was serving in certain specified roles with other entities. In addition, the Clearwire Charter requires us to advance expenses incurred by such persons in connection with such suit or proceeding to the fullest extent permitted by the DGCL.

The Clearwire Charter also provides that Clearwire may purchase and maintain insurance on behalf of any person who is entitled to indemnification as described above. We have and intend to maintain director and officer liability insurance, if available on reasonable terms.

Further, on December 4, 2008, we entered into indemnification agreements with each of our directors and executive officers then in office, which we refer to as the Indemnification Agreements. Additionally, all director and executive officers joining us after that date have also executed Indemnification Agreements. Under the Indemnification Agreements, we have agreed to indemnify each director and executive officer against liability arising out of the individual's performance of his or her duties to Clearwire. The Indemnification Agreements provide indemnification in addition to the indemnification provided by the Clearwire Charter and applicable law. Among other things, the Indemnification Agreements indemnify each director and executive officer for certain expenses (including attorneys' fees), judgments, fines and settlement amounts actually and reasonably incurred by the director or executive officer from any claims relating to any event or occurrence arising out of or in connection with the director's or executive officer's service to us or to any other entity to which the director or executive officer provides services at our request. Further, we have agreed to advance expenses the director or executive officer may spend as a result of any proceeding against the director or executive officer as to which such individual could be indemnified. Notwithstanding the other provisions of the Indemnification Agreements, we are not obligated to indemnify the director or executive officer: (1) for claims initiated by the director or executive officer; (2) for claims relating to payment of profits in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act; (3) if a final court decision determines that such indemnification is not lawful; and (4) if the director or executive officer did not act in good faith or the best interest of Clearwire, engaged in unlawful conduct, or is adjudged to be liable to Clearwire.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, which we refer to as the Securities Act, may be permitted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

The Board of Directors and Its Committees

During the last fiscal year, which started on January 1, 2012 and ended on December 31, 2012, the Board of Directors held a total of 10 meetings. All of our current directors attended more than 75% of the aggregate number of Board meetings and meetings of committees of the Board on which that director served during 2012.

In accordance with the Equityholders' Agreement, we have established five standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, a Strategic Committee and a Special Committee. To the extent that our Board of Directors delegates any authority to any other committee, then each of Sprint, Intel and the Strategic Investors will be entitled to designate at least one designee to any such committee for so long as it has the right to nominate at least one director, unless such designation would, in the good faith determination of a majority of the independent directors, be inappropriate as a result of a conflict of interest on the part of such designee, the party designating such designee or any of their respective affiliates. The Audit Committee, Compensation Committee and Nominating and Governance Committee are each governed by a written charter, and a current copy of each such charter is available to our stockholders on our website at www.clearwire.com. The Strategic Committee and Special Committee have such responsibilities and authority as have been delegated by resolution of the Board of Directors and are outlined below.

Audit Committee

The primary responsibilities of the Audit Committee are to oversee the accounting and financial reporting processes of Clearwire, as well as its affiliated and subsidiary companies, and to oversee the internal and external audit processes. The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information that is provided to stockholders and others, and the system of internal controls that management and our Board of Directors have established. The Audit Committee oversees the Company's independent registered public accounting firm, including their independence and objectivity. However, the Audit Committee members do not act as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the Company's independent registered public accounting firm. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of legal counsel and the advisors. The Audit Committee met 11 times during 2012.

The Audit Committee currently consists of three directors, including Ms. Rae, the independent director designated by our Nominating and Governance Committee. Directors Cinali, Rae and Schell currently serve as our Audit Committee members, and Ms. Rae serves as the Chair of the Audit Committee. Our Board of Directors has determined that Directors Cinali, Rae and Schell are “independent,” as defined under and required by the federal securities laws and the NASDAQ Marketplace Rules. Our Board of Directors also determined that each current member of the Audit Committee has the “financial sophistication” required under the NASDAQ Marketplace Rules. In addition, our Board of Directors has determined that Ms. Rae qualifies as an “audit committee financial expert” under the federal securities laws and the applicable professional experience requirements under the NASDAQ Marketplace Rules.

Pursuant to the Equityholders' Agreement, the approval of a majority of the Audit Committee will be required to approve any matter before the Audit Committee.

Compensation Committee

The primary responsibilities of the Compensation Committee are to periodically review and approve the compensation and other benefits for our executive officers and independent directors, including reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers in light of those goals and objectives, and setting compensation for these officers based on those evaluations. In consultation with senior management, the Compensation Committee establishes Clearwire's general compensation philosophy and reviews and determines various other compensation policies and matters, including making recommendations to management related to employee compensation and benefit plans, and making recommendations to the Board on stockholder proposals related to compensation matters. The Compensation Committee also administers and has discretionary authority over the issuance of stock awards under each of our stock compensation plans. The Compensation Committee met 7 times during 2012.

Except as provided under the Equityholders' Agreement, the Compensation Committee may delegate authority to review and approve the compensation of Clearwire's employees to certain of Clearwire's executive officers, including with respect to stock awards made under each of Clearwire's stock option plans, stock compensation plans or stock appreciation rights plans.

Pursuant to the Equityholders' Agreement and subject to certain limitations and qualifications, the Compensation Committee has sole authority to, among other things, determine compensation for the Chief Executive Officer of Clearwire and Clearwire Communications LLC, which we refer to as Clearwire Communications, and all executive officers of Clearwire and Clearwire Communications who report directly to the Chief Executive Officer.

In accordance with the Equityholders' Agreement, the Compensation Committee will consist of four members, including one of Sprint's designated directors, one of the Strategic Investors' designated directors, Eagle River's designated director and an independent director. Directors Cinali, McAndrews and Vogel currently serve as our Compensation Committee members, and Mr. McAndrews serves as Chair of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee assists Clearwire's Board of Directors with respect to: the organization, membership, and function of the Board of Directors, including the identification and recommendation of director nominees and the structure and membership of each committee of the Board of Directors, corporate governance principles applicable to Clearwire and, Clearwire's policies and programs that relate to matters of corporate responsibility. The Nominating and Governance Committee reviews and makes recommendations to the Board of Directors regarding the composition of the Board of Directors and the structure, format, and frequency of the meetings. The Nominating and Governance Committee has not formally established any specific, minimum qualifications that must be met by each candidate for the Board of Directors or specific qualities or skills that are necessary for one or more of the members of the Board of Directors to possess. However, the Nominating and Governance Committee, when considering a potential candidate, does factor into its determination the following qualities of a candidate, among others: professional experience, educational background, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders. The Nominating and Governance Committee met 2 times during 2012.

The Nominating and Governance Committee reviews and makes recommendations to the Board of Directors regarding the nature, composition and duties of the committees of the Board of Directors. The Nominating and Governance Committee reviews and considers stockholder recommended candidates for nomination to the Board of Directors. The Board of Directors has established a policy whereby stockholders may propose nominees for consideration by the Nominating and Governance Committee by submitting the names and other relevant information to the Corporate Secretary at the following address: Clearwire Corporation, 1475 120th Ave NE, Bellevue, WA 98005.

Pursuant to the Equityholders' Agreement and subject to certain limitations and qualifications, Clearwire's Nominating and Governance Committee consists of five members, including two of Sprint's designated directors, one of the Strategic Investors' designated directors and Intel's designated director. Messrs. Blessing, Chatterley, Collazo and Hersch currently serve as our Nominating and Governance Committee members, and Mr. Hersch serves as the Chair of the Nominating and Governance Committee.

Strategic Committee

The Strategic Committee was established by the Board of Directors in September 2010. The primary responsibilities of the Strategic Committee are to review, evaluate, negotiate and/or recommend for approval by the Board, or the disinterested or non-related party directors, as applicable possible strategic transactions. Pursuant to the Equityholders' Agreement and subject to certain limitations and qualifications, Clearwire's Strategic Committee consists of five members, and may be expanded to include a director designated by each of Intel and the Strategic Investor Group. Directors Chatterley, Cinali, Hersch, Schell and Stanton currently serve as members of the Committee, and Mr. Stanton serves as the Chair of the Committee. The Strategic Committee met 7 times during 2012.

Special Committee

The Special Committee was established by the Board of Directors in November 2012. The Board of Directors exclusively delegated to the Special Committee its power and authority to explore, review, reject, evaluate and negotiate strategic alternatives that were available to Clearwire for the non-Sprint holders of Class A common stock, par value $0.0001 per share, which we refer to as Class A Common Stock, except to the extent not permitted by law and subject to the powers given to the Audit Committee in certain organizational documents of Clearwire, including empowering the Special Committee, on behalf of the Company to, among other things, determine whether a potential strategic alternative is appropriate or desirable for the Company and the non-Sprint holders of Class A Common Stock, formulate, structure and negotiate potential strategic transactions (including a transaction with Sprint or DISH), retain and compensate advisors, implement a shareholder rights plan, and/or terminate discussions with any counterparty (including Sprint and DISH) regarding any potential transaction. The Special Committee was not obligated to recommend any strategic alternative and the resolutions provided that (i) the Special Committee could not approve the execution of any definitive agreement evidencing the final terms of any strategic alternative but would instead submit its recommendation of any such agreement to the Company’s board of directors and (ii) the Company’s board of directors could not recommend any strategic alternative without the affirmative recommendation of the Special Committee. The Special Committee is composed of directors Hersch, Rae and Schell, each an independent and disinterested director of the Company not nominated by Sprint who is not an officer or employee of the Company and who will not have an economic interest in the Company or the surviving corporation following the completion of the Merger. Mr. Hersch is the chairperson of the Special Committee. The Special Committee met 11 times during 2012.

Board Leadership Structure

Our Board of Directors is led by the Executive Chairman of the Board. This role is not occupied by the person serving as our Chief Executive Officer. The Board of Directors has determined that having a non-employee director serve as our Executive Chairman of the Board is in the best interest of the Company's stockholders at this time. Mr. Stanton currently serves as the Executive Chairman of the Board, and Mr. Prusch currently serves as our Chief Executive Officer and sits on the Board. The Board feels that this division is appropriate because it believes that our Chief Executive Officer's responsibility is the day-to-day management of the Company, while the primary responsibility of our Board is to oversee the Chief Executive Officer's performance of his function and to provide oversight of the management of the Company. Having different individuals serve as the Executive Chairman, on the one hand, and the Chief Executive Officer, on the other, allows the Chief Executive Officer to focus on his operational responsibilities, while keeping a measure of independence between the oversight function of our Board and those operating decisions. However, the Board of Directors does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Executive Chairman of the Board, as the Board of Directors believes it is in the best interests of the Company to make the determination regarding how to fulfill these functions based on the position and direction of the Company and the membership of the Board of Directors at the pertinent time.

Board's Role in Risk Oversight

The Board believes that effective risk management and control processes are critical to the Company's ability to manage the challenges that the Company faces. Management is responsible for implementing Clearwire's risk assessment and management functions and for reporting to the Board on its processes and assessments with respect to the management of risk. The Board, in turn, both directly and through its committees, is responsible for overseeing management's risk assessment and management functions. The Audit Committee monitors the processes by which management assesses and manages risk. The Chief Financial Officer and the Sr. Director of Internal Audit, who oversees risk management, each meet with, or provide reports to, the Audit Committee at least once per quarter and also meet separately with the Audit Committee throughout the year on a periodic basis without other members of management present. The Sr. Director of Internal Audit meets at least once per quarter with the Audit Committee, as appropriate, to review the Company's enterprise risk profile and other risk topics. In addition, the Chief Financial Officer meets at least quarterly with the Audit Committee and the full Board to discuss Clearwire's market risk, liquidity risk, financial results and financial forecasts. The Compensation Committee reviews periodic reports from management with respect to whether our compensation programs and policies are reasonably likely to have a material adverse effect on the Company. Throughout the year, the full Board also regularly receives strategic presentations, operational and financial updates, as well as reports, agendas and minutes of the proceedings of its standing committees and, in this way, remains apprised of the principal risks of the Company's business.

ITEM 11.    Executive Compensation

Report of the Compensation Committee on Executive Compensation
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided below. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this filing with the Securities and Exchange Commission.
COMPENSATION COMMITTEE
Brian P. McAndrews, Chair
Mufit Cinali
Jennifer L. Vogel
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee during 2012 had a relationship that requires disclosure as a Compensation Committee interlock.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation policies and decisions of the Compensation Committee of our Board of Directors for 2012 for the executive officers who are named in the Summary Compensation Table (the “named executive officers”). These named executive officers are:

Named Executive Officers
•Erik E. Prusch, President and Chief Executive Officer
•Hope F. Cochran, Chief Financial Officer and Senior Vice President
•Broady R. Hodder, General Counsel and Senior Vice President
•John C.B. Saw, Chief Technology Officer and Senior Vice President
•Donald A. Stroberg, Senior Vice President Strategic Partnerships and Wholesale

The information in this discussion provides perspective and analysis relating to, and should be read along with, the executive compensation tables and narrative discussion set forth below.

Overview

Compensation Philosophy and Objectives

Our compensation program reflects our philosophy to pay all of our employees, including our named executive officers, in ways that:

•	Attract and retain the best talent;

•	Ensure each employee's total compensation package is competitive with our peers;

•	Align employee incentives with the best interests of our stockholders through long-term equity incentives;

•	Encourage pay for performance through annual bonus and equity awards that are tied to achievement of specified performance objectives, and;

•	Support our mission, values and guiding principles.

To achieve these objectives for Clearwire's named executive officers, the Compensation Committee reviews and determines all components of executive officer compensation. These components tie a substantial portion of our executive officers' overall compensation to key strategic, financial and operational goals for the Company, such as our cash receipts, our cash spend and development of our LTE network.

At our annual meeting of stockholders in June 2012, we held our stockholder vote on an advisory resolution to approve the compensation of our named executive officers (commonly known as “say-on-pay”). The 2011 compensation of our named executive officers reported in our 2012 proxy statement was approved by over 95% of the votes cast at the 2012 annual meeting. After taking into consideration, among other things, the strong stockholder support of the Company's executive compensation programs, the Compensation Committee continued its objectives in the same manner as in 2011 and did not make any material changes to the executive compensation program for 2012.

Elements of Compensation and Pay Mix

Compensation for our named executive officers consists of base salary, an annual cash performance-based bonus, long-term incentive equity awards and employee benefits, as well as potential benefits in the event of involuntary termination absent, or in connection with, a change of control of Clearwire. The percentage of performance-based compensation increases with job responsibility and represents our view of internal equity and the ability of the executive officer to contribute to our results. The pay mix of our executive officers reflects a high proportion of performance-based compensation, which also reinforces our objective to align the interests of these individuals with those of our shareholders. Under our compensation philosophy, our executive officers receive compensation that provides strong upside for superior performance, and the potential for below target compensation if results are not achieved.

Compensation Element	Description	Attract/Retain Key Talent	Reward Short-Term Performance	Reward Long-Term Performance
Base Salary	Provides market competitive compensation reflective of internal value, role and responsibilities	✓
Cash Incentives
Earned below, at or above target based on achievement of certain pre-established one-year company or individual performance targets, and the recipient remains employed with Clearwire for the performance period.
		✓	✓
Equity Incentives	Generally awarded upon hire as a time-vested grant and annually thereafter as a performance-based grant	✓	✓	✓
Employee Benefits	Benefits that ensure employees are protected with a cost-sharing structure that incents wise health care purchasing decisions	✓
Severance and Change in Control Benefits
Cash severance, equity acceleration and continued health care coverage in the event of certain terminations to provide certainty to executives so they can remain focused on business operations and transactions that are in the best interests of our stockholders.
✓

Our compensation elements are in keeping with our culture and we believe align with current practice of our peers. The annual compensation received by our named executive officers, specifically their annual performance bonuses and equity compensation, is determined by the Compensation Committee after reviewing either the performance of the Company, the individual performance of the executives themselves, or both factors.

Role of Compensation Committee, Compensation Consultants and Management

The Compensation Committee has primary responsibility for determining the compensation provided to our executive officers. The committee receives information and advice from its compensation consultant and from management and makes a determination of executive officer compensation.

The Compensation Committee has retained Towers Watson (“Towers”) since 2009 for advice regarding compensation. Towers reports directly to the committee and does not provide services to Clearwire management. Towers is a nationally recognized consulting firm with extensive experience in the area of executive compensation. Towers closely monitors executive compensation practices and trends and maintains an extensive executive compensation survey database covering industry trends. The service provided by Towers to the committee regarding 2012 compensation is more fully discussed below in Overview of Compensation Setting Process.

Clearwire management has used Compensation Venture Group, an independent compensation consulting firm, since 2011 to assist with developing recommendations for board of director, executive, incentive, and equity compensation programs.

The Compensation Committee has assessed the independence of Towers Watson and Compensation Venture Group pursuant to applicable SEC and NASDAQ rules and has determined that their work does not raise any conflict of interest and that both consultants met the criteria for independence as defined under NASDAQ rules.

Our Chief Executive Officer and human resources leaders regularly attend Compensation Committee meetings and consult periodically with the committee to review our executive compensation practices against our defined comparative framework. These members of management review and comment on the market compensation data provided by our human resources department, including the makeup of market comparison groups and the description of comparable officer positions, utilizing the competitive market data, along with other factors related to an executive officer's position, experience, and individual performance, to develop proposed compensation levels for each executive officer. These members of management also review and recommend performance goals and goal weightings for our short-term and long-term incentive plans, and present these compensation proposals to the committee, which reviews and takes into account such proposals in its determination of executive compensation plans.

Overview of Compensation Setting Process

The Compensation Committee evaluates individual executive officers' experience and performance with a goal of setting compensation at levels the committee believes are comparable with the levels of compensation provided to executive officers in other companies with whom we compete for executive talent or that are of similar size or industry profile, while taking into account our relative performance and our own strategic goals.

To assist the Compensation Committee, the Company periodically retains compensation consultants to review our policies and procedures with respect to executive officers' salary, short-term incentives and long-term incentives. We compile data and participate in the most directly relevant compensation surveys conducted by independent third parties.

We review both cash and equity compensation with respect to the available market data at least annually. The Compensation Committee evaluated 2012 compensation decisions in light of the peer company analysis to ensure that named executive officer compensation is competitive with the identified peer group and is sufficient to recruit and retain qualified executives. Base salaries were benchmarked at the 50th percentile and annual short-term incentive award targets were benchmarked at the 50th percentile of compensation paid by other companies. For 2012 compensation, we also targeted long-term equity compensation at the 65th percentile of the peer group and Radford survey data, as described below under Equity Compensation. In 2012 we revised our compensation positioning to benchmark annual short-term incentive compensation at the 50th percentile of our comparator peer group, compared to the 65th percentile of our comparator peer group in previous years. We took into consideration the competitive pay practices of our comparator peer group of companies in establishing our pay positioning for 2012. Actual compensation may be above or below the stated positioning below based on experience, scope of position and individual performance.

Base Salary	Short-Term Incentive (Bonus)	Long-Term Incentive (Equity)
50th percentile	50th percentile	65th percentile

The committee considered peer group compensation as one factor in making its compensation decisions. Other factors included the criticality, experience and scope of position for the executive, and Company and individual performance. Base salaries were adjusted for 2012 as described below. For the fiscal year 2012, executive officer cash compensation was generally positioned at median, with the exception of Dr. John Saw. The Compensation Committee established cash compensation and long-term incentive targets above the range to recognize Dr. John Saw's critical role in the execution of our LTE build strategy. The long-term incentive targets and total direct compensation for all other executive officers were generally below our target due to fluctuations in benchmark data year over year.

As a result of the Committee's review in January 2012, a new comparator peer group was approved, as shown below. Given the evolving business strategy of the Company, we believe the new comparator peer group is more reflective of the industry sectors and company size from which we recruit executive talent. This peer group consisted of 29 information technology and telecommunications services companies with a median revenue of $1.381 billion, which is within a desired range of Clearwire's 2012 revenue and projected 2013 revenue, a median market capitalization of $3.6 billion and median assets of $3.2 billion at the time that the group was approved. The new comparator peer group meets the complex set of objectives for corporate governance, business strategy, and talent management.

Adobe Systems	Earthlink	Progress Software
Akamai Technologies	Echostar	Rovi
AOL	Equinix	SBA Communications
Arris Group	Fair Isaac	Synopsys
BMC Software	IAC/Interactive	Tellabs
Brocade Communications Systems	Juniper Networks	TW Telecom
Cincinnati Bell	Leap Wireless INTL	US Cellular
Comtech Telecommunications	Loral Space and Communications	Viasat
Comverse Technology	MetroPCS Communications	Windstream
Crown Castle INTL	Nuance Communications

Beginning with our fiscal 2012 year, the new comparator peer group was used by the Compensation Committee in connection with executive officer cash and equity compensation decisions.

Elements of Executive Compensation Programs

Elements of Compensation and Pay Mix

The compensation packages for our named executive officers include a mix of cash and equity-based compensation. The major compensation components are:

•	Base salary, which forms a stable part of our named executive officers' compensation packages

•	Annual cash bonuses that are based on our short-term strategic, operational and financial performance measured against specific pre-established goals

•	Long-term equity incentive compensation such as stock options and restricted stock units

•	Health and welfare benefits

•	Severance and Change of Control Benefits

Base Salary

We set base salaries for our executive officers at levels that we believe are competitive based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. We compare executive officer base salaries to the median or 50th percentile of salaries paid by comparable companies for comparable positions. With our named executive officers, we set base salaries based on level of responsibility, criticality, span of control, and experience. Each year the Compensation Committee determines whether to approve merit increases to our executive officers' base salaries based on their individual performance and the recommendations of our Chief Executive Officer. The Chief Executive Officer does not participate in the discussion or decisions regarding his own compensation. Base salaries are reviewed annually, as well as at the time of hire, promotion or changes in responsibility. Base salaries may also be adjusted from time to time to realign salaries with market levels. Base salary changes also impact target bonus amounts and actual bonus payouts, which are based on a percentage of base salary. The Compensation Committee has discretion over actual bonus payout.

For 2012, the Chief Executive Officer recommended pay increases for his direct reports based upon a review of the market survey data using the select peer group of companies and individual performance of the executives. The Compensation Committee took into consideration the competitive pay positioning, performance and total Company-wide merit increase budget of 3% when considering base salary increases for Mr. Prusch, Ms. Cochran and Mr. Hodder. With regard to the base salary increase for Mr. Saw, the Committee took into consideration his critical role in the execution of our LTE build strategy. The base salary increase for Mr. Stroberg more closely aligned his compensation to competitive benchmarks using the select peer comparator group of companies. The committee approved the following pay increases for our named executive officers. These salary increases were effective in February 2012.

Name	Prior Salary	Increased Salary	Increase Percentage
Erik E. Prusch (1)	$700,000	$725,000	3.6%
Hope F. Cochran	$400,000	$412,000	3%
Broady R. Hodder	$325,000	$335,000	3%
John C.B. Saw (2)	$388,219	$425,000	9.5%
Donald A Stroberg	$300,000	$325,000	8.3%

(1)
On May 22, 2012 Mr. Prusch received a base salary increase of $14,400 from $725,000 to $739,440 to compensate him for the value of the executive benefits which were discontinued in 2012, as discussed below under Perquisites and Benefits.

(2)
On May 22, 2012 Dr. Saw received a base salary increase of $9,070 from $425,000 to $434,070 to compensate him for the value of the executive benefits which were discontinued in 2012, as discussed below under Perquisites and Benefits.

Annual Performance Bonus Plan

The Compensation Committee has the authority to award performance-based bonuses to our executive officers under the terms of our 2010 Annual Performance Bonus Plan payable in whole or in part in cash, in our Class A Common Stock or in other property. Pursuant to the plan, the Compensation Committee selects, at its discretion, those executive officers of the Company or its subsidiaries who are to participate in the plan. The Compensation Committee in its discretion also establishes the terms and conditions applicable to any award granted under the plan and whether a participant will be eligible to receive an award under the plan in accordance with such terms and conditions, and takes all other actions necessary for the plan's administration.

The 2010 Annual Performance Bonus Plan approved effective February 10, 2010 contains recoupment provisions in the event of a material inaccuracy in the Company's financial statements that would result in a change in a performance bonus payout that was tied to the achievement of one or more earnings targets. The recoupment would apply regardless of a participant's misconduct or fault, and only if the demand for recoupment is made not later than three years following the payment of the applicable bonus.

Performance Measurement

Annual, performance-based awards are intended to compensate executive officers for achieving Company-wide financial and operational goals and objectives. These objectives generally relate to important, strategic factors discussed below.

Generally, bonuses are paid annually in the first quarter following completion of a given fiscal year provided a plan participant is then employed by the Company or any of its subsidiaries. The actual amount of any bonuses awarded will be determined by the Compensation Committee in its sole discretion. While the committee may elect to award bonuses based on the attainment of Company objectives, the committee, at its discretion, may elect to forgo awarding any bonuses or to increase or decrease the amount of any bonuses awarded based on each executive officer's individual performance and contribution to our strategic goals. For 2012, the CEO had discretion to apply upward or downward adjustment between 0% and 150% on 20% of the executives' bonus target based on individual objectives or goals to determine the amount of the annual performance-based awards. In applying this upward or downward adjustment, the total of all performance bonus awards paid may not exceed the total bonus pool which is established using the target bonus multiplied by the company payout factor based on attainment against our stated objectives and targets. For 2012 all named executive officers received the same percentage payout of their bonus.

For 2012, we focused on four key metrics of organizational success to determine our overall discretionary bonus pool. The table below summarizes the metrics and weightings for Company performance in 2012, followed by an explanation of each metric.

Measure	Minimum Target to Receive Payout (50% of Targeted Bonus)	FY12 Target (100% of Targeted Bonus)	Target for Maximum Payout (150% of Targeted Bonus)	2012 Actual	Weighting	Achieved	Payout Factor

Cash Receipts target of $1,461 billion	1,168.8M	1,461M	1,753.2M	1,484M	20%	102%	105%
Cash Usage target of $1,667 billion	2,000.4M	1,667M	1,333.6M	1,496M	40%	90%	125%
LTE Build On-Time of 850 sites	680	850	1,020	1028	20%	121%	100%
LTE Build On-Budget of $96 million	115.2M	96M	76.8M	95M	20%	99%	100%
Total					100%		111%

•	Cash Receipts target is a measure of how much domestic cash is received from both our retail and wholesale operations.

•
Cash Usage target represents a measure of how cost effectively we use corporate funds to run our business. In October 2012 the Compensation Committee approved a revision to the targets originally established. Originally, the Cash Usage target included LTE-related, financing and interest expenses. The Compensation Committee believed that LTE-related expenses were more appropriately classified under LTE Build-On Budget. Financing and Interest Expense was excluded from both target and actual attainment on the basis that employees had little to no control over these expenses.

•
LTE Build On-Time reflects the number of sites on air. The final target was established later in the year due to a number of factors, including delays in vendor selection and approval of our LTE build strategy.

•	LTE Build On-Budget represents the estimated cost of the LTE build strategy. As discussed above, certain LTE related expenses were re-classified and reflected in the target and attainment for 2012.

Annual bonuses to the executive officers were paid in December 2012, based upon estimated bonus results and subject to each executive receiving such payment executing an agreement with the Company to pay back the bonuses under certain circumstances if employment was terminated prior to February 1, 2013 or if actual results were lower than the payout factor used to calculate the bonuses. The Compensation Committee elected to award annual bonuses to the executive officers based on a 104% payout factor as a conservative estimate of the projected bonus results, which were between 108% and 110%. In reviewing the performance goals, the committee considered the adjustments that had been made throughout the year to the LTE bonus targets due to significant changes in the LTE build strategy and delays in vendor selection. The Committee did not exercise discretion to increase or decrease the percentage of any individual executive officer's annual bonus target earned. The bonuses were paid out prior to year end for individual tax planning purposes. Based on the actual Company achievement for 2012, the bonus pay out factor was 111% and the Compensation Committee elected not to make adjustments to the executive officers' bonuses.

Cash Incentives Paid for 2012

Each named executive officer is eligible for an annual performance bonus that is based on a specified percentage of such named executive officer's base salary. The table below shows the fiscal 2012 target bonus as compared to the actual performance bonuses paid for each of the named executive officers.

Name	Annual Incentive Bonus Target as a % of Base Salary	Salary as of 12/31/12 ($)	Annual Incentive Bonus Target ($)(1)	Actual Incentive Bonus Payout ($)	Actual Payout as a % of Target

Erik E. Prusch	100%	739,440	739,440	769,018	104%
Hope F. Cochran	75%	412,000	309,000	321,360	104%
Broady R. Hodder	60%	335,000	201,000	209,040	104%
John C.B. Saw	65%	434,070	282,145	293,431	104%
Donald A Stroberg	65%	325,000	211,250	219,700	104%

(1) Based on salary at 2012 year end.

Equity Compensation

We believe that strong long-term performance is best achieved through fostering an ownership mentality among our employees. We primarily use stock and stock-based awards to create an ownership culture among our employees that is aligned with our stockholders' interests. We provide long-term incentive compensation to our executive officers and other selected employees through the 2008 Stock Compensation Plan, which was adopted by our Board of Directors and approved by the stockholders of the Company in 2008.

Our equity compensation program is intended to provide the principal method for our executive officers to acquire equity or equity-linked interests in the Company. We used a combination of methodologies in reviewing peer data, including comparable industry and company size to establish an appropriate balance of cash compensation and equity ownership. The Compensation Committee's general policy is to review and approve equity grants to executive officers based on:

•	A review of competitive compensation data;

•	Assessment of individual and company performance;

•	A review of each executive officer's existing long-term incentives; and

•	Retention considerations.

We determined the target equity values for each executive officer based on the sixty-fifth percentile of the select peer group of companies using both available proxy data and Radford Survey data for select peer companies that participated in that survey. This approach is intended to offset the perceived risk of joining a developing technology company operating within a capital intensive industry, such as Clearwire. We also used the Radford Survey Stock By Level report for certain technology industry sectors in the $1 billion to $3 billion revenue range. See above under Overview of Compensation Setting Process.

2012 Annual Restricted Stock Unit Awards Related to 2011 Performance

Clearwire's practice has been to grant equity at the end of a performance period. On March 1, 2012 the Compensation Committee approved the annual grant of restricted unit awards for executive officers related to 2011 performance.

In recommending to the Compensation Committee the March 2012 restricted stock unit grants, the Chief Executive Officer took into consideration 2011 company performance against financial and operational goals relative to the target award value. The table below summarizes the metrics and weightings for Company performance in 2011, followed by an explanation of each metric.

Measure	Minimum Target to Receive Payout (80% of LTI target)	FY2011 Target (100% of Target LTI)	Target for Maximum Payout (120% of Target LTI)	2011 Actual	Weighting	Achieved	LTI Value Earned
Cash Receipts target of $1.104B	$993.6M	$1.104M	$1,214.4M	$1,233M	40%	112%	120%
Cash usage target of $2.552B	$2,807.2M	$2,552M	$2,296.8M	$2,511M	40%	98%	96%
Subjective Measure				125%	20%	125%	120%
Payout Factor for March 2012 RSU Grant							110%

Cash receipts target is a measure of how much domestic cash is received from both retail and wholesale operations. Cash usage target represents a measure of how cost effectively we use our corporate funds to run our business. The Subjective Measure consisted of a review of operational measures tied to the successful transformation of the Company in 2011, including developing a new retail strategy, outsourcing the network and customer care operations and leveraging the existing network infrastructures of strategic partners.

Name	2011 Annual LTI Target	2011 LTI Value Earned at 110%	# RSUs Awarded (1)
Erik E. Prusch	$1,600,000	$1,760,000	921,466
Hope F. Cochran	$900,000	$990,000	518,325
Broady R. Hodder	$650,000	$689,000	374,346
John C.B. Saw	$750,000	$795,000	431,937
Donald A Stroberg	$450,000	$477,000	259,162

(1) The number of shares awarded were based on the 2011 LTI value earned and a 30 day trailing average of Clearwire stock prior to the Committee approval date which was $1.91 per share

Equity grants are generally made at the commencement of employment and then on an annual basis thereafter. Occasionally, equity grants are made following a significant change in job responsibilities or to meet other special retention or performance objectives. We believe that restricted stock units are a more effective retention and long-term incentive vehicle than stock options. Restricted stock units granted to executive officers prior to 2012 generally vested 25% per year, based on continued employment. We assessed the equity grant practices of Clearwire against our select peer group of companies and market practice. We determined that Clearwire's practice of making equity grants at the end of the performance period resulted in an extended vesting cycle. The median number of months to vest within our comparator peer group of companies was 29.6 while Clearwire grants vested over 42 months from the start of the performance period. Based on these findings our Committee approved a three year vesting in annual installments for Restricted Stock Unit grants effective with the March 2012 equity grant related to 2011 performance.

Although the Company shifted in 2010 from blended semi-annual grants of stock options and restricted stock units to annual grants consisting solely of restricted stock units, we may still make periodic stock option or restricted stock unit grants to eligible employees, including in connection with a significant change in job responsibilities or to meet other special retention or performance objectives.

We continually evaluate which equity award vehicles achieve the best balance between our aims to reward and retain key contributors and create and maintain long-term stockholder value.

Long-term Performance Based Restricted Stock Unit Program for 2012

In 2012 the company transitioned from an annual grant cycle with the award being made at the end of the performance cycle to a Long-Term Performance Based Restricted Stock Unit program. On February 9, 2012 the Compensation Committee approved a long-term 2012 Performance Based Restricted Stock Unit program for executive officers. Under this program, each executive is awarded a target long-term incentive dollar amount that will be paid out in time-vested restricted stock units based on achievements of the following performance goals:

Company Performance RSUs. 75% of the executives' long-term incentive target amount will be paid out based on the attainment against target of Company performance measures during a one-year performance period beginning on January 1, 2012. The payout will range from 80% to 120% of the target amount for 90% to 110% achievement. Achievement below 90% will result in 80% pay-out and achievement above 110% will result in a 120% pay-out. The earned restricted stock units will be issued after the end of the performance period, in March 2013 and will vest in three annual installments beginning one year after the date the restricted stock units are issued.

For the 2012 fiscal year, based on the achievement against the Company performance measures, the weighted payout factor for the Company Performance Based Restricted Stock Unit program was equal to 109% of the target long-term incentive. The number of shares granted is determined based on a 30-day average of Clearwire's closing stock price prior to the Measurement Date of March 1, 2013. The table below summarizes the metrics and weightings for Company Performance Based Restricted Stock Unit Program in 2012.

Measure	Minimum Target to Receive Payout (80% of Targeted LTI)	FY12 Target (100% of Targeted LTI)	Target for Maximum Payout (120% of Targeted LTI)	2012 Actual	Weight	Achieved	Payout Factor

Cash Receipts target of $1,461 billion	1,314.9M	1,461M	1,607.1M	1,484M	20%	102%	104%
Cash Usage target of $1,667 billion	1833.7M	1,667M	1,500.3M	1,496M	40%	90%	120%
LTE Build On-Time of 850 sites	765	850	935	1,028	20%	125%	100%
LTE Build On-Budget of $96 million	105.6M	96M	86.4M	95M	20%	99%	100%
Total					100%		109%

The payout factor for the LTE Build related targets was established at 100%. Refer to the annual bonus table for an explanation of the metrics and LTE performance payout.

The table below shows the fiscal 2012 target long-term incentive as compared to the actual company achievement awarded for each of the named executive officers.

Name	2012 Long-Term Incentive (LTI) Target ($)	2012 Company Performance LTI Target (75% of Total) ($)	Minimum Award Value ($)	Maximum Award Value ($)	2012 Company Performance LTI Value Earned ($)	Restricted Stock Units Awarded (#)
Erik E. Prusch	3,500,000	2,625,000	2,100,000	3,150,000	2,861,250	901,654
Hope F. Cochran	950,000	712,500	570,000	684,000	776,625	244,735
Broady R. Hodder	650,000	487,500	390,000	468,000	531,375	167,450
John C.B. Saw	1,150,000	862,500	690,000	828,000	940,125	296,258
Donald A Stroberg	700,000	525,000	420,000	504,000	572,250	180,331

Wholesale Performance RSUs. 25% of the executives' long-term incentive target amount will be paid out based on the attainment against target of a wholesale performance measure during a two year performance period beginning on January 1, 2012. The payout will range from 25% to 150% of the target amount for 25% to 125% achievement. Achievement below 25% will result in 0% payout. The earned restricted stock units will be issued after the end of the performance period, in March 2014, and will vest in two annual installments beginning one year after the date the restricted stock units are issued.

Perquisites and Benefits

Our executive officers are eligible to participate in the same benefit programs as all other employees. These benefits include the following:

•Medical and dental care plans
•Dependent and health care Flexible Spending Accounts
•Life, accidental death and dismemberment and disability insurance
•Employee Assistance Programs (confidential counseling)
•Short-term and long-term disability programs
•401(k) plan
•Voluntary and Discount Programs
•Patent Award Program
•Paid time off

During 2012 the Company discontinued its executive wellness benefits, such as executive physicals and health club memberships, and financial and tax planning assistance benefits for executive officers. The Compensation Committee approved salary increases for Mr. Prusch and Dr. Saw who were participants in the executive benefit program to make up for the value of the executive benefits. Mr. Prusch and Dr. Saw participated in the program in 2011. Dr. Saw participated in the program in 2012 and none of the other executive officers participated in the program for 2012.

Consistent with our compensation philosophy, we intend to maintain our current benefits for our executive officers. However, the Compensation Committee in its discretion may revise, amend, reduce or add to the executive officers' benefits if it deems it advisable.

Post-Termination Compensation

Qualified Retirement Plan

Our executive officers are eligible to participate in our 401(k) plan on the same basis as other eligible employees. Clearwire makes a company match of 50% of employees' contributions on the first 6% of eligible pay, up to 3% of employees' eligible compensation each pay period. These company matching contributions vest over a three-year period commencing on the employees' hire date. Employee-deferral contributions are always 100% vested.

The Company does not offer a defined benefit pension plan or any other qualified retirement plan arrangements. None of our named executive officers participates in or has account balances in any other qualified or non-qualified defined benefit plans sponsored by us.

Non-qualified Deferred Compensation

None of our named executive officers participates in or has account balances in any deferred compensation plans maintained by the Company. The Compensation Committee may elect in the future to provide our executive officers and other employees with non-qualified defined contribution or deferred compensation benefits if it determines that doing so is in our best interests.

Severance and Change in Control Benefits

The Company's 2010 Executive Continuity Plan provides for severance pay and benefits for certain types of terminations for executive officers and is intended to help retain, incentivize and focus highly qualified executives. See Potential Payments on Termination or Change in Control for additional information about severance and change in control benefits for the named executive officers.

Additional Considerations

Equity Granting Practices

The Compensation Committee recognizes the importance of adhering to specific practices and procedures in the granting of equity awards. In July 2009, the committee adopted a Stock Compensation Policy, which was most recently amended in April 2012. The Stock Compensation Policy is designed to ensure that the timing of grants is done on a consistent schedule and that the terms of the grants are standard across the Company. Since the first quarter of 2011, we have made equity grants annually, in the first calendar quarter, based on full prior year performance, with vesting dates scheduled to occur in an open trading window.

The Compensation Committee is responsible for approving equity awards to our executive officers. The committee has also delegated authority to grant certain other awards to non-executive officers within specified limits and on specified terms and conditions to our Chief Executive Officer, acting together with one of the following officers: the Chief Financial Officer or the General Counsel. Grants made under this delegation are generally for the purpose of recruiting new hires, and are made throughout the year on the first day of the calendar quarter or the following business day. All stock option grants will have an exercise price equal to the fair market value of our Class A Common Stock on the grant date. This policy applies to all stock compensation awards granted by the Company under the 2008 Stock Compensation Plan.

Accounting and Tax Implications

The Compensation Committee considers the accounting and tax impact reflected in our financial statements when establishing the amount and forms of long-term equity compensation. The forms of long-term compensation selected are intended to be cost-efficient. We recognize compensation costs for stock option and restricted stock unit awards in accordance with FASB ASC Topic 718, pursuant to which the fair value of the grant, net of estimated forfeitures, is expensed for those shares expected to vest on a graded vesting schedule over the requisite service period of the award.

Compensation Risks

We believe that the mix and design of the elements of compensation described in this Compensation Discussion and Analysis are well balanced and do not encourage management to assume excessive risk. Our pay mix is balanced among base salary, short-term incentive awards that are capped at a percentage of target, and equity compensation. Executive compensation is heavily weighted toward long-term equity compensation, which discourages excessive short-term risk taking and strongly aligns executive officer interests with the creation of long-term increased stockholder value.

Limitations on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers (other than the chief financial officer) to $1 million. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

We consider the impact of this rule when developing and implementing our executive compensation program. Stock options generally are designed to meet the deductibility requirements. We also believe that it is important to preserve flexibility in administering compensation programs in a manner designed to promote varying corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m). Certain amounts paid under any of our compensation programs, including salaries, annual incentive awards and grants of restricted stock units, may not qualify as performance-based compensation that is excluded from the limitation on deductibility.

Summary Compensation Table
The table below summarizes information regarding compensation for each of our named executive officers for 2012 and, where applicable, 2011 and 2010.

Name	Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (3)($)	Total ($)

Erik E. Prusch	President & Chief Executive Officer	2012	731,630	295,776	(5)	5,610,157			473,242	10,740	7,121,544
		2011	576,984			3,806,305	(4)		833,000	286,561	5,502,850
		2010	479,019			678,760		291,760	379,003	67,637	1,896,179

Hope F. Cochran	SVP & Chief Financial Officer	2012	405,537	123,600	(5)	2,136,964			197,760	9,175	2,873,036
		2011	375,566			922,430			357,000	8,834	1,663,830

Broady R. Hodder	SVP & General Counsel	2012	334,231	80,400	(5)	1,507,252			128,640	10,641	2,061,165
		2011	325,000			432,877			232,050	10,370	1,000,297

John C.B. Saw	SVP & Chief Technology Officer	2012	427,543	112,858	(5)	2,139,136			180,573	25,343	2,885,453
		2011	387,491			535,563			230,990	36,305	1,190,349
		2010	378,173	1,000	(6)	580,351		268,702	149,606	27,245	1,405,077

Donald A. Stroberg	SVP, Strategic Partnerships and Wholesale	2012	323,077	84,500	(5)	1,293,481			135,200	10,192	1,846,450

(1)
The values for stock awards in this column represent the aggregate grant date fair value for the stock awards granted in the applicable year as well as any modification charge, computed in accordance with FASB ASC Topic 718. A description of the assumptions used to value these awards can be found in Note 14, “Share-based Payments,” of the Notes to Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K. This value also includes the target value of Performance Based Restricted Stock Units granted on February 9, 2012. The grant date fair value for such Performance Based Restricted Stock Units assuming the target level of payout against assigned targets for each executive officer is as follows: Mr. Prusch - $3,500,000; Ms. Cochran - $950,000; Mr. Hodder - $650,000; Dr. Saw - $1,150,000; Mr. Stroberg - $700,000. The grant date fair value for such awards assuming the highest level of payout for performance against assigned targets for each executive officer is as follows: Mr. Prusch - $4,462,500; Ms. Cochran - $1,211,250; Mr. Hodder - $828,750; Dr. Saw - $1,466,250; Mr. Stroberg - $892,500. The Long Term Performance Based Restricted Stock Unit Program for 2012 is described in Compensation Discussion and Analysis - Elements of Executive Compensation Program - Equity Compensation.

(2)
The values for option awards in this column represent the aggregate grant date fair value for the option awards granted in the applicable year, computed in accordance with FASB ASC Topic 718. A description of the assumptions used to value these awards can be found in Note 14, “Share-based Payments,” in the Notes to Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.

(3)	The table below shows the components of “All Other Compensation” for the named executive officers for 2012.

(4)	The "Stock Awards" for Mr. Prusch include promotion grants for his promotion to Chief Operating Officer and his promotion to Chief Executive Officer.

(5)
Represents the payout for the LTE build-out related targets. The 2012 annual bonus program is described in Compensation Discussion and Analysis - Elements of Executive Compensation Program - Annual Performance Bonus Plan.

(6)	Represents a patent bonus paid by the Company to Dr. Saw.

All Other Compensation Table

Name	Executive Benefits ($) (a)	Phone Allowance ($)	Life Insurance ($) (b)	401(k) Company Match ($)	Total ($)
Erik E. Prusch		1,800	1,440	7,500	10,740
Hope F. Cochran		1,800	925	6,449	9,175
Broady R. Hodder		2,400	741	7,500	10,641
John C.B. Saw	13,858	1,800	2,184	7,500	25,343
Donald A. Stroberg		1,800	1,070	7,322	10,192

a.	These amounts represent payments for executive benefits to include financial and tax planning services and/or wellness benefits.

b.	These amounts represent the imputed income related to the value of Company-paid group term life insurance in excess of $50,000.

Offer Letters
Our executive officers who are parties to employment agreements or offer letters will continue to be parties to those agreements in their current form until such time as the Compensation Committee determines in its discretion that renegotiations of the employment agreements are advisable.
Erik E. Prusch
Effective August 8, 2011, the Company entered into an offer letter with Mr. Prusch by which he agreed to serve as President & Chief Executive Officer for Clearwire. Under this offer letter agreement, Mr. Prusch is entitled to an annual base salary of $700,000 and an annual discretionary performance-related bonus opportunity of 100% of annual base salary. The agreement provided that the 2011 performance bonus would not be prorated. Pursuant to the offer letter, Mr. Prusch is entitled to a one-time grant of 666,667 restricted stock units that will vest in equal installments over four years. This offer letter also provides Mr. Prusch with amended severance benefits under the 2010 Executive Continuity Plan if he is terminated other than for cause or terminates his employment for good reason (as defined in the offer letter), such that his unvested equity awards granted on or before March 31, 2011 (including any equity received in exchange for any such equity awards) will become exercisable in full and shall be exercisable until the earlier of the first anniversary of his Termination Date or the expiration of the maximum term of the award. The Company also agreed to work with Mr. Prusch in good faith to explore alternatives, including without limitation the potential restructuring of any severance benefits, to mitigate or eliminate the impact of Section 280G of the Internal Revenue Code on Mr. Prusch, provided any such alternative does not cause the Company significant additional costs. Mr. Prusch has also entered into an agreement not to compete with us for a period of one year after termination of his employment relationship with us.
Hope F. Cochran
Effective as of March 10, 2011, the Company entered into an offer letter with Ms. Cochran by which she agreed to serve as Chief Financial Officer for Clearwire. Under her offer letter, Ms. Cochran is entitled to receive an annual base salary of $400,000 and an annual discretionary performance-related bonus opportunity of 75% of annual base salary. In addition, we granted Ms. Cochran a one-time equity grant of 100,000 restricted stock units that vest equally over three years. Ms. Cochran has also entered into an agreement not to compete with us for a period of one year after termination of her employment relationship with us.
John C.B. Saw
Dr. Saw has entered into an agreement not to compete with us for a period of one year after termination of his employment relationship with us.

Donald A. Stroberg
Effective as of September 12, 2011, the Company entered into an offer letter with Mr. Stroberg by which he agreed to serve as Senior Vice President, Strategic Partnerships and Wholesale for Clearwire. Under his offer letter, Mr. Stroberg was entitled to receive an annual base salary of $300,000 and an annual discretionary performance-related bonus opportunity of 50% of base salary paid annually based on performance against individual objectives. Mr. Stroberg also received a one-time grant of 115,000 restricted stock units that vest equally over four years. Mr. Stroberg has also entered into an agreement not to compete with us for a period of one year after termination of his employment relationship with us.
Broady R. Hodder

Effective as of November 15, 2004, the Company entered into an offer letter with Mr. Hodder by which he agreed to serve as Corporate Counsel for Clearwire. Under his offer letter, Mr. Hodder was entitled to receive an initial annual base salary of $135,000 and an annual discretionary performance-related bonus opportunity of 20% of annual base salary (his annual salary and discretionary performance-based bonus as of December 31, 2012 were $335,000 and 60%, respectively).

In order to receive the severance benefits granted under the 2010 Executive Continuity Plan discussed below, the named executive officers are required to execute Participation Agreements under which they waive any severance rights or benefits contained in their offer letters or previous severance plans. A more detailed discussion of the severance benefits the named executive officers are entitled to receive pursuant to the 2010 Executive Continuity Plans can be found in Potential Payments on Termination or Change in Control. As of the date of filing of this Proxy Statement, all the current named executive officers have signed Participation Agreements with the Company.

Grants of Plan-Based Awards in 2012

The following table sets forth information regarding fiscal 2012 incentive bonus awards and equity awards granted to our named executive officers in 2013.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards
										Grant Date Fair Value Awards (4) ($)

			Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (3) (#)

Erik E. Prusch	—		—	739,440	1,109,160	—	739,440	1,109,160	—	—
	2/9/2012	—	—	—	—	2,100,000	2,625,000	3,150,000		2,625,000
	2/9/2012	—	—	—	—	—	875,000	1,312,500		875,000
	3/1/2012	2/9/2012	—	—	—	—	—	—	921,466	2,110,157
Hope F. Cochran	—		—	309,000	463,500	—	309,000	463,500	—	—
	2/9/2012	—	—	—	—	570,000	712,500	855,000		712,500
	2/9/2012	—	—	—	—	—	237,500	356,250		237,500
	3/1/2012	1/24/2012	—	—	—	—	—	—	518,325	1,186,964
Broady R. Hodder	—		—	201,000	301,500	—	201,000	301,500	—	—
	2/9/2012	—	—	—	—	390,000	487,500	585,000		487,500
	2/9/2012	—	—	—	—	—	162,500	243,750		162,500
	3/1/2012	1/24/2012	—	—	—	—	—	—	374,346	857,252
John C.B. Saw	—		—	282,146	423,219	—	282,146	423,219	—	—
	2/9/2012	—	—	—	—	690,000	862,500	1,035,000		862,500
	2/9/2012	—	—	—	—	—	287,500	431,250		287,500
	3/1/2012	1/24/2012	—	—	—	—	—	—	431,937	989,136
Donald A. Stroberg	—		—	211,250	316,875	—	211,250	316,875	—	—
	2/9/2012	—	—	—	—	420,000	525,000	630,000		525,000
	2/9/2012	—	—	—	—	—	175,000	262,500		175,000
	3/1/2012	1/24/2012	—	—	—	—	—	—	259,162	593,481

(1)   This portion of the table reflects the annual bonus targets for the 2012 fiscal year. The 2012 bonus was earned in 2012 and paid out in the fourth quarter of 2012. The threshold annual bonuses are equal to 0% of the executive officer’s target bonus and the maximum annual bonuses are equal to 150% of the executive officer’s target bonus. Although the Compensation Committee had the discretion to increase or decrease actual bonus payments, it did not exercise such discretion for individual 2012 bonus awards. The annual bonuses actually earned for 2012 were approximately 104% of each executive officer’s target bonus. The 2012 annual bonus program is described in Compensation Discussion and Analysis - Elements of Executive Compensation Program - Annual Performance Bonus Plan.
(2) Represents the dollar amount of Performance Based Restricted Stock Units granted to the Named Executive Officers in 2012, subject to attainment of performance criteria, 75% of which will vest based on Company performance over a one-year performance period and 25% of which will vest based on wholesale performance over a two-year performance period. Because the Performance Based Restricted Stock Units are denominated in cash and will be settled in restricted stock units based on the 30-day average of the closing market price of the common stock prior to the date of settlement, the target and maximum number of shares subject to the Performance Based Restricted Stock Units was not known at the time of grant. After the end of fiscal 2012, the Committee determined that for the portion of the award based on performance in a one-year period, the performance criteria had been met at 109% of target and the awards were earned and settled in restricted stock units. The Performance Based Restricted Stock Units are described in more detail under Compensation Discussion and Analysis - Elements of Executive Compensation Program - Equity Compensation.
(3)   Represents the number of time vested restricted stock units granted to the Named Executive Officer in 2012. The 2012 annual restricted stock unit award program is described in Compensation Discussion and Analysis - Elements of Executive Compensation Program - Equity Compensation.
(4)   Represents the grant date fair value of the Stock Awards.

Outstanding Equity Awards at 2012 Fiscal Year-End
The following table provides information on the current holdings of stock options and restricted stock units by the named executive officers at December 31, 2012. This table includes outstanding option awards, as well as unvested restricted stock units.

Name	Option Awards						Stock Awards
	Grant Date (1)	Vest Start Date If Other Than Grant Date (2)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)		Number of Shares or Units of Stock That Have Not Vested (3) (#)		Market Value of Shares or Units of Stock That Have Not Vested (4) ($)
						Option Expiration Date
			Exercisable	Unexercisable (3)

Erik E. Prusch	08/31/09						50,000		144,500
	03/09/10	3/1/10					19,201		55,491
	09/16/10	9/1/10					25,000		72,250
	03/01/11						37,500		108,375
	03/25/11	3/1/11					166,666	(5)	481,665
	06/08/11	3/1/11					128,571		371,570
	06/08/11	3/1/11					26,913		77,779
	08/08/11						500,000		1,445,000
	02/09/12	3/1/13					901,654	(5)	2,605,780
	03/01/12						921,466	(5)	2,663,037

Hope F. Cochran	03/10/09	3/5/09	25,000	12,500	3.03	03/10/19
	03/10/09	3/5/09					6,250		18,063
	09/08/09	9/1/09					6,250		18,063
	03/09/10	3/1/10					5,802		16,768
	09/16/10	9/1/10					9,472		27,374
	03/01/11						18,381		53,121
	03/25/11	3/1/11					66,666	(4)	192,665
	06/08/11	3/1/11					11,666	(6)	33,715
	06/08/11	3/1/11					5,555	(6)	16,054
	06/08/11	3/1/11					1,458	(6)	4,214
	06/08/11	3/1/11					8,333	(6)	24,082
	06/08/11	3/1/11					4,166	(6)	12,040
	06/08/11	3/1/11					8,333	(6)	24,082
	06/08/11	3/1/11					7,500		21,675
	06/08/11	3/1/11					15,000		43,350
	06/08/11	3/1/11					8,131		23,499
	02/09/12	3/1/13					244,735	(5)	707,284
	03/01/12						518,325	(5)	1,497,959

Name	Option Awards							Stock Awards
	Grant Date (1)	Vest Start Date If Other Than Grant Date (2)	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)		Number of Shares or Units of Stock That Have Not Vested (3) (#)		Market Value of Shares or Units of Stock That Have Not Vested (4) ($)
							Option Expiration Date
			Exercisable		Unexercisable (3)

Broady R. Hodder	11/17/04	11/15/04	16,666			6.00	11/17/14
	12/29/04	12/17/04	6,666	(7)		6.00	12/29/14
	3/10/09	3/5/09	37,500		12,500	3.03	3/10/19
	3/10/09	3/5/09						6,250		18,063
	9/8/09	9/1/09						5,750		16,618
	3/9/10	3/1/10						10,860		31,385
	9/16/10	9/1/10						22,500		65,025
	3/1/11							30,000		86,700
	6/8/11	3/1/11						8,333	(6)	24,082
	6/8/11	3/1/11						5,555	(6)	16,054
	6/8/11	3/1/11						5,555	(6)	16,054
	6/8/11	3/1/11						8,333	(6)	24,082
	6/8/11	3/1/11						4,166	(6)	12,040
	6/8/11	3/1/11						8,333	(6)	24,082
	6/8/11	3/1/11						6,000		17,340
	6/8/11	3/1/11						15,000		43,350
	6/8/11	3/1/11						15,221		43,989
	2/9/12	3/1/13						167,450	(5)	483,931
	3/1/12							374,346	(5)	1,081,860

John C.B. Saw	12/29/04	12/17/04	6,666	(7)		6.00	12/29/14
	3/10/09	3/5/09	25,000		25,000	3.03	3/10/19
	3/10/09	3/5/09						12,500		36,125
	5/12/09							37,500		108,375
	9/8/09	9/1/09						3,750		10,838
	3/9/10	3/1/10						17,683		51,104
	9/16/10	9/1/10						20,000		57,800
	3/1/11							30,000		86,700
	6/8/11	3/1/11						3,333	(6)	9,632
	6/8/11	3/1/11						5,555	(6)	16,054
	6/8/11	3/1/11						2,666	(6)	7,705
	6/8/11	3/1/11						8,333	(6)	24,082
	6/8/11	3/1/11						8,333	(6)	24,082
	6/8/11	3/1/11						16,666	(6)	48,165
	6/8/11	3/1/11						7,500		21,675
	6/8/11	3/1/11						8,571		24,770
	6/8/11	3/1/11						24,786		71,632
	2/9/12	3/1/13						296,258	(5)	856,186
	3/1/12							431,937	(5)	1,248,298

Donald A. Stroberg	2/17/09	12/12/08	15,000			4.10	2/17/16
	3/5/10	3/1/10	12,250		12,250	3.03	3/5/20
	9/8/09	9/1/09						3,125		9,031
	3/5/10	3/1/10						7,500		21,675
	9/17/10	9/1/10						7,870		22,744
	3/1/11							13,455		38,885
	6/8/11	3/1/11						8,571		24,770
	9/9/11	9/1/11						86,250		249,263
	2/9/12	3/1/13						180,331	(5)	521,157
	3/1/12							259,162	(5)	748,978

(1)
All awards with a June 8, 2011 grant date were part of the Exchange Offer, which is described below. All awards with a February 9, 2012 grant date were part of the Performance Based Restricted Stock Unit program. The Performance Based Restricted Stock Unit program is described in Compensation Discussion and Analysis - Equity Compensation - Performance Based Restricted Stock Units for 2012.

(2)	The vest start date may be different than the grant date to align the vest schedule with an open trading window.

(3)	Except as noted otherwise, all options or awards vest one-quarter annually, beginning on the first anniversary of the vest start date.

(4)	Amount is based on the closing price of Class A Common Stock of $2.89 on December 31, 2012, as reported by NASDAQ.

(5)	These awards vest one-third annually, beginning on the first anniversary of the vest start date.

(6)	These awards vest one-half annually, beginning on the first anniversary of the vest start date.

(7)	Options were fully vested on November 28, 2008 upon the closing of the merger of Old Clearwire and the WiMAX business of Sprint.

Exchange Offer. On June 7, 2011, we completed an exchange offer that allowed our employees, including our named executive officers, to exchange eligible options with an exercise price greater than $7.00 for a lesser number of restricted stock units. The replacement restricted stock units have new vesting schedules, depending on the portion of the exchanged option that was vested. For options that were 100% vested, the replacement restricted stock units vest in two equal annual installments. For options that were 75% vested, the replacement restricted stock units vest in three equal annual installments. For options that were 0% to 50% vested, the replacement restricted stock units vest in four equal annual installments. Further details about our Exchange Offer are included in the Schedule TO-I that we filed with the SEC on May 9, 2011.

2012 Option Exercises and Stock Vested
The following table provides information with respect to stock options that were exercised and restricted stock units that vested during 2012. No Stock options were exercised during 2012.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Erik E. Prusch	486,430	985,800
Hope F. Cochran	109,324	242,022
Broady R. Hodder	108,532	223,283
John C.B. Saw	161,100	304,707
Donald A. Stroberg	59,402	117,072

(1)
Value is based on the closing price of our Class A Common Stock on the vesting date, as reported by NASDAQ, multiplied by the number of shares that vested. In the event a vest date occurred on a non-trading day, the closing price on the preceding trading day was used to determine the value of the vested shares.

Potential Payments on Termination or Change in Control

The amounts shown in the tables below assume that the termination or change in control was effective as of December 30, 2012, and that the price of Clearwire Class A Common Stock on which certain of the calculations are made was the closing price of $2.89 on that date, as reported by NASDAQ. These amounts are estimates of the incremental amounts that would be payable as of December 30, 2012 to each named executive officer under the circumstances described below. The actual amounts that would be payable to a named executive officer in similar circumstances in the future can only be determined at the time of the officer's termination or a change of control in the Company.

Executive Continuity Plan

On April 30, 2010, Clearwire implemented the 2010 Executive Continuity Plan, which we refer to as the Executive Continuity Plan for its executive officers, including named executive officers. The Company implemented the Executive Continuity Plan to pay benefits under certain circumstances to its executive officers as compensation for certain types of terminations. The benefits provided under the Executive Continuity Plan are intended as a vehicle to help retain, incentivize and focus highly qualified executives.

The Executive Continuity Plan provides for severance pay and benefits to the executive officer if the executive officer's employment is involuntarily terminated or the executive officer terminates his or her employment with good reason in connection with a change in control during certain specified time periods or if the executive officer's employment is involuntarily terminated under certain other circumstances. The severance pay and benefits for each executive officer consist of cash payments in the amount of a specified percentage of the executive officer's target annual compensation, continuing health care coverage for a certain period of time, and acceleration of unvested outstanding equity awards with a maximum one-year exercise period from termination. If the amounts payable to an executive officer under the Executive Continuity Plan result in the executive officer's becoming liable for the payment of any excise taxes pursuant to Section 4999 of the Internal Revenue Code, the executive officer will receive the greater, on an after-tax basis, of (a) the severance benefits payable or (b) a reduced severance benefit to avoid the imposition of the Section 280G excise tax under the Internal Revenue Code.

On February 10, 2011, the Compensation Committee approved an amendment to the Plan to allow payment to eligible participants in the form of either cash or restricted stock. If payment is made in the form of restricted stock there is a provision to provide cash true-up if the stock price declines within ten business days after the stock is made available for sale if the participant sells the shares. On October 30, 2012 the Compensation Committee approved an additional amendment to the Plan to require the execution of a Non-Competition agreement within 60 days following the participant's termination date to comply with the Release Timing Rules under Code Section 409A. On February 5, 2013 the Compensation Committee approved the following technical amendments to the Plan in order to ensure the Plan complies with Internal Revenue Code Section 409A: (i) an amendment specifying a fixed order in which severance benefits under the Plan would be reduced, in the event that the tax cutback provision becomes applicable and severance benefits are reduced to avoid the imposition of the Section 280G excise tax; and (ii) an amendment to the Good Reason definition providing express parameters as to when a participant must provide notice to the Company that a Good Reason event has occurred and the time period in which a participant must actually terminate employment from the Company for Good Reason following the expiration of the Company's cure period under the Plan.

Executive officers must enter into a Participation Agreement with the Company to participate in the Executive Continuity Plan. The Participation Agreement requires the executive officers to waive any severance protections or payments they may be entitled to receive under the offer letters or any other Company plans in exchange for the payments and protections provided by the Executive Continuity Plan. As of the date of filing of this Proxy Statement, all the named executive officers, have signed Participation Agreements. To receive payments under the terms of the Executive Continuity Plan, an executive officer must execute a non-compete agreement with the Company upon termination of his or her employment; the length of the non-compete agreements depends on the amount of payments to be received. Additionally, upon the exercise and sale by an executive officer of equity vested pursuant to acceleration under the Executive Continuity Plan due to a change in control, 50% of the cash proceeds will be held in a third-party escrow for the term of each executive officer's non-competition agreement and subject to compliance with such agreement.

Potential Payments on Termination Relating to a Change in Control

Under the Executive Continuity Plan, Mr. Prusch, as Chief Executive Officer, would be entitled to receive cash severance payments equal to 200% of targeted annual compensation, and the other continuing named executive officers would be entitled to receive cash severance payments equal to 150% of targeted annual compensation, if terminated by Clearwire without cause or if the named executive officer resigns for good reason (1) within twenty-four months following a change in control of Clearwire or (2) in the period between the commencement of a change in control transaction and the closing of such transaction, if the termination event occurred due to the request or instruction of a third party attempting to effect a change in control. These named executive officers would also be entitled to receive:

•	Accelerated vesting on all unvested equity grants, with one year to exercise vested options; and

•
Continuation of health care coverage, at no increased cost, for twenty-four months for Mr. Prusch, and for twelve months for the other named executive officers, following termination, unless and until such time as a named executive officer is otherwise eligible for health care coverage that is substantially similar in cost and in level of benefits provided, from a successor employer or otherwise.

The continuing named executive officers would be entitled to receive cash severance payments as outlined in the table below on a qualifying termination relating to a change of control. The cash payments would be paid out in regular installments over a two-year period for Mr. Prusch, and an eighteen month period for the other named executive officers, which is equal to the term of the non-competition agreements to which the named executive officers would be bound. Additionally, upon the exercise and sale by a named executive officer of equity vested pursuant to acceleration under the Executive Continuity Plan due to a change in control, 50% of the net cash proceeds will be held in a third-party escrow for the term of each named executive officer's non-competition agreement and subject to compliance with such agreement.

Name	Annual Salary ($)	Target Bonus ($)	Severance Eligibility Upon Termination (1)	Cash Severance ($)	Continued Health Care ($)	Value of Accelerated Equity ($) (2)
Erik E. Prusch	739,440	739,440	200% of Annual Salary and Target Bonus	2,957,760	31,582	8,919,666
Hope F. Cochran	412,000	309,000	150% of Annual Salary and Target Bonus	1,081,500	15,791	2,976,722
Broady R. Hodder	335,000	201,000	150% of Annual Salary and Target Bonus	804,000	15,791	2,170,724
John C.B. Saw	434,070	282,146	150% of Annual Salary and Target Bonus	1,074,324	15,791	2,997,037
Donald A. Stroberg	325,000	211,250	150% of Annual Salary and Target Bonus	804,375	15,791	1,815,346

(1)	Termination generally includes involuntary termination without cause or voluntary termination for good reason.

(2)
The value of restricted stock units was calculated using the closing price of the Class A Common Stock on December 31, 2012 for shares granted in 2012. For the 2012 performance long-term incentive plan, the 2012 long-term incentive target value was used. For stock options, the value only reflects the amount, if any, by which the closing price on December 31, 2012 exceeds the applicable exercise price.

We are not obligated to make any cash payment to these named executive officers if their employment is terminated by us for cause or by the named executive officer without good reason.
Potential Payments on a Change in Control Without Termination
None of the named executive officers would receive any payments, accelerated vesting of equity grants, or other benefits solely upon a change in control of the Company.
Definitions
For purposes of the Executive Continuity Plan, “change in control” means the first to occur of any of the following events: (a) any person becomes the owner of more than 50% of the combined voting power of the Company's then-outstanding voting securities, with certain exceptions; (b) the incumbent directors (including those nominees subsequently nominated or elected by incumbent directors) cease for any reason to constitute at least a majority of the Board of Directors; (c) consummation of a merger, consolidation or reorganization, sale or other disposition of all or substantially all of the U.S. assets of the Company, unless (i) after such transaction the beneficial owners of the combined voting power of the Company's then-outstanding voting securities immediately prior to the transaction retain at least 50% of the combined voting power of the voting securities of the corporation resulting from the transaction and (ii) at least a majority of the directors resulting from the transaction were incumbent directors at the time of executing the agreement providing for the transaction; (d) a complete liquidation or dissolution of the Company; or (e) the date as of which no class of the Company's equity securities is, or is required to be, listed on a national securities exchange.
For purposes of the Executive Continuity Plan, “cause” means a good faith determination by the Company that any of the following has occurred: (a) the executive's indictment for, or conviction of, a felony or a crime involving fraud or a crime that would negatively affect the Company's reputation if the executive remained in his/her position; (b) proof of a material violation of a key Company policy by the executive; (c) the executive's continued insubordination or a gross dereliction of duty by the executive; (d) the executive's material breach of the Company's Employee Confidentiality and Intellectual Property Agreement; or (e) the executive's failure to reasonably cooperate in any audit or investigation of the business or financial practices of the Company or any of its subsidiaries.
For purposes of the Executive Continuity Plan, “good reason” means the occurrence of any of the following during the two-year period following a change in control and the failure of the Company or a successor company to cure within twenty business days after receipt of written notice from the executive asserting that good reason exists: (a) a significant, adverse change in the executive's duties, authorities or responsibilities; (b) a relocation of the executive's principal office to a location more than thirty miles from the executive's then current office; (c) a material reduction (10% or greater) of the executive's base salary or bonus potential other than a reduction applicable to all or substantially all of the employees of the Company; or (d) a material breach by the Company of its obligations to the executive. The mere fact that the Company ceases to have any class of equity securities listed, or required to be listed, on a national securities exchange will not constitute a significant, adverse change in an executive's duties, authorities or responsibilities for purposes of determining whether a good reason exists for the executive.

For purposes of Mr. Prusch's August 8, 2011 offer letter, "good reason" means (i) a significant, adverse change in his duties, authorities or responsibilities; (ii) a relocation of his principal office to a location more than thirty miles from his then current office; (iii) a reduction of his base salary, bonus target or benefits from those set forth in the offer; or (iv) a breach by Clearwire of its obligations to him. For the purposes of the foregoing, a cash payment to him of the value of any reduced benefits shall be sufficient to prevent the occurrence of good reason.
Potential Payments on Termination Not Relating to a Change in Control
Payments Pursuant to Executive Continuity Plan

Under the Executive Continuity Plan, Mr. Prusch, as Chief Executive Officer, would be entitled to receive cash severance payments equal to 150% of targeted annual compensations and any other continuing named executive officer would be entitled to receive cash severance payments equal to 100% of targeted annual compensation if terminated by the Company for a reason other than cause. These named executive officers would also be entitled to receive:

•	One year accelerated vesting on all unvested equity grants; and

•
Continuation of health care coverage, at no increased cost, for twenty-four months for Mr. Prusch, and for twelve months for the other named executive officers, following termination, unless and until such time as a named executive officer is otherwise eligible for health care coverage that is substantially similar in cost and in level of benefits provided from a successor employer or otherwise.

If the employment of our continuing named executive officers were to be terminated without cause and not in connection with a change in control, the named executive officers would have been entitled to payments in the amounts set forth opposite their names in the table below. The cash payments would be paid out in regular installments, over an eighteen month period for Mr. Prusch and a one-year period for the other named executive officers, which is equal to the term of the non-competition agreements to which the named executive officers would be bound. See Offer Letters for additional information regarding benefits under the Executive Continuity Plan for Mr. Prusch.

Name	Annual Salary ($)	Target Bonus ($)	Payments Upon Termination Not Related to Change in Control (1)	Cash Severance ($)	Continued Health Care ($)	Value of Accelerated Equity ($) (2)
Erik E. Prusch	739,440	739,440	150% of Annual Salary and Target Bonus	2,218,320	31,582	1,311,629
Hope F. Cochran	412,000	309,000	100% of Annual Salary and Target Bonus	721,000	15,791	815,252
Broady R. Hodder	335,000	201,000	100% of Annual Salary and Target Bonus	536,000	15,791	623,694
John C.B. Saw	434,070	282,146	100% of Annual Salary and Target Bonus	716,216	15,791	823,870
Donald A. Stroberg	325,000	211,250	100% of Annual Salary and Target Bonus	536,250	15,791	385,208

(1)	Termination includes involuntary termination without cause.

(2)
The value of restricted stock units was calculated using the closing price of the common stock on December 31, 2012. For stock options, the value only reflects the amount, if any, by which the closing price on December 31, 2012 exceeds the applicable exercise price.

Clearwire is not obligated to make any cash payment to these named executive officers if their employment is terminated by Clearwire for cause or by the named executive officer. In addition, Clearwire does not provide any medical continuation or death or disability benefits for any of its executive officers that are not also available to its employees.

Risk Considerations in our Compensation Policies and Practices
We have reviewed our compensation policies and practices for all employees and have determined that the associated risks are not reasonably likely to have a material adverse effect on the Company. We continually benchmark our compensation and benefits packages at all levels of the organization. Base salary and bonus targets are generally targeted to market median for each position. Sales incentives and long-term incentives (equity awards) are generally targeted above median. For non-sales positions, annual incentive programs are based on attainment of the same Company performance targets as for our executive officers, as well as individual performance. Sales incentive programs are based on attainment against sales quotas and other sales-related measures. Long-term incentive awards are generally subject to a three-year vesting period. We feel this combination of base salary, bonus plans tied to critical, performance-based measurements and long-term incentives with three-

year vesting periods is balanced and serves to motivate our employees to accomplish our Company objectives while avoiding unreasonable risk taking.

Equity Compensation Plan Information
The table below presents information as of December 31, 2012 for our equity compensation plans, which were previously approved by Old Clearwire's stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units	Weighted Average Exercise Price of Options ($) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Stockholders	29,934,602 (1)	$14.39	37,502,711

(1)
The Equity Plans authorize the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Of these shares, 3,250,605 are to be issued upon the exercise of outstanding options and 26,683,997 are to be issued pursuant to the vesting of outstanding restricted stock units. On March 1, 2013, certain outstanding performance restricted stock awards with a grant date in February 2012 were earned and the number of outstanding restricted stock units as of December 31, 2012 was adjusted accordingly.

(2)	As there is no exercise price for restricted stock units, this price represents the weighted average exercise price of stock options only.

Compensation of the Board of Directors

Compensation Program for Non-Employee Directors

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation, with approximately two-thirds of compensation being provided in the form of equity-based compensation. The Compensation Committee, consisting solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the committee's recommendations and determines the amount of director compensation.

For the first half of 2012 director compensation was paid quarterly pursuant to the director compensation program that was approved in January 2009 and which consisted of an annual cash retainer and cash meeting fees, and a stock award made in the first calendar quarter of each year at the same time as awards were granted to employees. Under this program, the Executive Chairman of the Board received an annual retainer of $75,000, plus additional cash compensation of $5,000 per Board meeting and $1,000 per committee meeting, The Audit Committee Chair received an annual retainer of $50,000, the Compensation and Nominating and Governance Committee Chairs each received an annual retainer of $45,000, and all other Board members received an annual retainer of $35,000. All Board members other than the Chairman received additional cash compensation of $2,000 per Board meeting and $1,000 per committee meeting.

To assist the committee in its annual review of director compensation, Clearwire's Compensation and Benefits Group engaged Compensation Venture Group to provide director compensation data compiled from the annual reports and proxy statements of companies that the Board uses as its "peer group" for determining director compensation. The director peer group aligns with the peer group used to set executive pay described in detail above under Compensation Discussion and Analysis - Overview of Compensation Setting Process. Consistent with Clearwire's compensation philosophy for executives, the committee targets cash compensation for directors at the median of the peer group, and equity compensation at the 65th percentile of the peer group.

After reviewing the peer group director compensation data in February and April of 2012, the committee recommended the following changes to director compensation, which were approved by the Board of Directors in April 2012, and effective after the annual meeting in June of 2012 for all cash compensation and for any director equity grants made after that date. The initial grant for new directors was discontinued and the annual retainer grant value was increased to $160,000 for Board members and to $190,000 for the Chairman, to target 65th percentile grant date equity value. The annual cash retainer was increased by $10,000 for all directors to target 50th percentile cash compensation, and the Board continued the practice of paying meeting fees to recognize the increased meeting frequency. Consistent with the peer practice of paying meeting fees at the same level for all Board members, the Board reduced the Chairman meeting fees from $5,000 to $2,000. The new compensation program also permitted the annual retainer to be paid in cash, restricted stock or a combination of both upon election by the director.

The new Clearwire non-employee director compensation program provides for the payments described below. The Executive Chairman of the Board receives an annual retainer of $85,000 plus additional cash compensation of $2,000 per Board meeting and $1,000 per committee meeting. The Audit Committee Chair receives an annual retainer of $60,000 plus additional cash compensation of $2,000 per Board meeting and $1,000 per committee meeting. The Compensation and Nominating and Governance Committee Chairs each receive an annual retainer of $55,000 plus additional cash compensation of $2,000 per Board meeting and $1,000 per committee meeting. The Special Committee Chair received an additional one-time retainer of $40,000 and the members of the Special Committee received an additional one-time retainer of $30,000, plus additional cash compensation of $2,000 per Special Committee meeting. All other directors receive an annual cash retainer of $45,000 plus additional cash compensation of $2,000 per Board meeting and $1,000 per committee meeting. Any director who serves as chair of any other special purpose committee receives an additional retainer equal to $10,000, prorated for the period in which such committee is actively meeting. The directors may elect to have their annual retainer pain in cash, restricted stock or a combination of both. Cash compensation is paid quarterly and directors are also reimbursed for actual out-of-pocket expenses.

In June of 2012, the Executive Chairman was granted a special award of restricted stock units in recognition of his exceptional contributions to the Company. In recommending this additional compensation the Committee consulted with Towers Watson and reviewed Chairman compensation practices of our peer companies.

Mr. Prusch does not participate in the compensation program for non-employee directors. He is compensated as an executive officer, and his compensation is determined by the Compensation Committee as described in the section Executive Compensation.

Fiscal 2012 Compensation for Non-Employee Directors
The following table sets forth fiscal 2012 compensation for non-employee directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)		Total ($)

William R. Blessing	60,467	143,881		204,348
Bruce A. Chatterley	68,467	143,881		212,348
Mufit Cinali	85,467	143,881		229,348
Jose A. Collazo	62,467	143,881		206,348
Hossein Eslambolchi	60,467	143,881		204,348
Slade Gorton	34,155	223,223	(4)	257,378
Dennis S. Hersch	143,467	143,881		287,348
Brian P. McAndrews	79,467	143,881		223,348
Kathleen H. Rae	105,467	199,266	(5)	304,733
Theodore H. Schell	127,467	143,881		271,348
John W. Stanton	81,967	409,994	(5)(6)	491,961
Jennifer L. Vogel	69,467	143,881		213,348

(1)	Amounts in this column represent retainers, meeting fees and chair fees.

(2)	Amounts in this column represent the grant date fair value of the awards, computed in accordance with FASB ASC Topic 718.

(3)
As of December 31, 2012, the aggregate number of shares of Clearwire Class A Common Stock underlying outstanding unvested restricted stock unit awards for each non-employee director were: Directors Blessing, Chatterley, Cinali, Eslambolchi and Vogel - 79,580 shares each; Directors Collazo, Hersch, McAndrews and Schell - 62,830 shares each; Mr. Gorton - 130,540 shares; Ms. Rae - 105,221 shares; and Mr. Stanton - 243,003 shares.

(4)	Mr. Gorton received a pro-rated annual grant for the service period of July 24, 2012 through June 13, 2013.

(5)	Directors Rae and Stanton elected to receive their annual retainer paid in restricted stock, grant date fair value of such awards were $55,386 and $87,693 respectively.

(6)	Mr. Stanton also received a special restricted stock award. The grant date fair value of the award was $142,445.

Director Stock Ownership Guidelines

Our Board has adopted stock ownership guidelines for directors in order to align the interests of directors and stockholders. Each director who receives equity compensation is expected to hold at least 25,000 shares of Class A Common Stock of the Company within three years of joining the Board and retain at least 50% of all shares of restricted stock or restricted stock units granted by the Company as compensation until their service with the Company ends. The Board will evaluate whether exceptions should be made for any director on whom this requirement would impose a financial hardship.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of shares of Class A Common Stock and Class B common stock, par value $0.0001 per share, which we refer to as Class B Common Stock, as of April 2, 2013 and shows the number of and percentage owned by:

•	each person who is known by us to own beneficially more than 5% of Class A Common Stock or Class B Common Stock;

•	each member of our board of directors;

•	each of the Company's named executive officers; and

•	all current members of our board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 2, 2013 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.
Information provided for Crest Financial Limited and Mount Kellett Capital Management LP are based on the latest Schedule 13D or 13G reports that such investors had filed with the SEC as of the date of this Information Statement. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to all shares attributable to such person and each person's address is c/o Clearwire Corporation, 1475 120th Avenue Northeast, Bellevue WA 98005.

Name	Class A (1)	% of Class A	Class B	% of Class B	% Voting
5% Stockholders:
Sprint HoldCo LLC (2)(3)	739,010,818	52.5%	708,087,860	91.5%	50.2%
Intel Capital Corporation (2)(4)	94,076,878	12.3%	65,644,812	8.5%	6.4%
Comcast Corporation (2)(5)	88,504,132	12.7%	—	—	6%
Crest Financial Limited (6)	57,653,419	8.2%	—	—	3.9%
Mount Kellett Capital Management LP (7)	53,188,166	7.6%	—	—	3.6%
Named Executive Officers and Directors:
John W. Stanton (8)	4,896,107	*	—	—	*
William R. Blessing	89,330	*	—	—	*
Bruce A. Chatterley	71,080	*	—	—	*
Mufit Cinali	79,330	*	—	—	*
Jose A. Collazo	184,720	*	—	—	*
Hossein Eslambolchi	79,330	*	—	—	*
Slade Gorton	130,540	*	—	—	*
Dennis S. Hersch	126,720	*	—	—	*
Brian P. McAndrews (9)	126,760	*	—	—	*
Kathleen H. Rae	122,363	*	—	—	*
Theodore H. Schell	146,720	*	—	—	*
Jennifer L. Vogel	71,080	*	—	—	*
Erik E. Prusch	618,934	*	—	—	*
Hope F. Cochran (10)	340,938	*	—	—	*
Dow Draper (11)	223,310	*	—	—	*
Broady R. Hodder (12)	319,471	*	—	—	*
John C.B. Saw (13)	403,655	*	—	—	*
All directors and executive officers as a group 19 persons	8,790,284	1.3%		*	*

*Less than 1%

(1)
Shares of Class A Common Stock beneficially owned and the respective percentages of beneficial ownership of Class A Common Stock assumes the conversion of all shares of Class B Common Stock beneficially owned by such person or entity into Class A Common Stock, and the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 2, 2013. Shares issuable pursuant to the conversion of Class B Common Stock or the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such shares of Class B Common Stock, options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The respective percentages of beneficial ownership of Class A Common Stock beneficially owned is based on 699,171,925 shares of Class A Common Stock and 773,732,672 shares of Class B Common Stock outstanding as of April 2, 2013.

(2)
Pursuant to the Equityholders' Agreement, which includes a voting agreement under which the parties to the Equityholders' Agreement and their respective affiliates share the ability to elect a majority of Clearwire directors, each of Sprint, Comcast, Bright House, and Intel may be deemed to beneficially own the shares beneficially owned by each other, including through their subsidiaries or affiliates, including, 30,922,958 shares of Class A Common Stock and 2,728, 512 shares of Class B Common Stock issued to SN UHC 1, Inc., and 705,359,348 shares of Class B Common Stock issued to Sprint HoldCo, LLC, which we refer to as the Sprint Shares; 88,504,132 shares of Class A Common Stock issued to Comcast Wireless Investment, LLC, which we refer to as the Comcast Shares; and 3,333,333 shares of Class A Common Stock beneficially owned by Intel Capital (Cayman) Corporation, which we refer to as the Intel Cayman Shares, 25,098,733 shares of Class A Common Stock beneficially owned by Intel Capital Corporation, a subsidiary of Intel, which we refer to as the Intel Capital Shares, 65,644,812 shares of Class B Common Stock issued to Intel, which we refer to as the Intel 2008A Shares, which together with the Intel Cayman Shares, the Intel Capital Shares, and the Intel 2008A Shares, we refer to as the Intel Shares. Each of the above-

referenced stockholders disclaims beneficial ownership of the shares of capital stock held by such other stockholder, except to the extent of his pecuniary interest therein

(3)	Includes the Sprint Shares. The address of such stockholder is 6200 Sprint Parkway, Overland Park, Kansas 66251.

(4)	Includes the Intel Shares. The address of each holder of Intel Shares is 2200 Mission College Boulevard, Santa Clara, California 95054-1549.

(5)	Includes the Comcast Shares. The address of such stockholder is One Comcast Center, 1701 John F. Kennedy Boulevard, Philadelphia, Pennsylvania 19103.

(6)
As reported on Form 13D/A filed with the SEC on December 18, 2012, the persons listed below may be deemed to be the beneficial owners of, in the aggregate, 57,653,419 Shares of Class A Common Stock. Crest Financial Limited, which we refer to as CFL, may be deemed to be the beneficial owner of 36,183,649 of shares of Class A Common Stock because CFL is (i) the direct owner of 35,883,649 of shares of Class A Common Stock and (ii) owns 50% of the membership interests in Crest Switzerland LLC, which we refer to as Crest Switzerland. Crest Investment Company, which we refer to as CIC, may be deemed to be the beneficial owner of 36,183,649 of shares of Class A Common Stock because CIC is the general partner of CFL. The Jamal and Rania Daniel Revocable Trust, which we refer to as the Jamal and Rania Daniel Trust, may be deemed to be the beneficial owner of 36,183,649 of shares of Class A Common Stock because the Jamal and Rania Daniel Trust owns a 100% interest in CIC and a 99% interest in CFL. Mr. Jamal Daniel may be deemed to be the beneficial owner of 36,183,649 of shares of Class A Common Stock because Mr. Jamal Daniel is (i) the trustee under the Jamal and Rania Daniel Trust, with the power to vote or direct the vote, and the power to dispose or direct the disposition of, securities, and (ii) a grantor under the Jamal and Rania Daniel Trust with the joint power to revoke such trust. Mrs. Rania Daniel may be deemed to be the beneficial owner of 36,183,649 of shares of Class A Common Stock because Mrs. Daniel is a grantor under the Jamal and Rania Daniel Trust with the joint power to revoke such trust. DTN LNG, LLC, which we refer to as DTN LNG, may be deemed to be the beneficial owner of 9,623,249 of shares of Class A Common Stock because DTN LNG is the direct owner of 9,623,249 of the Purchase Shares. DTN Investments, LLC, which we refer to as DTN Investments, may be deemed to be the beneficial owner of 10,173,249 of shares of Class A Common Stock because DTN Investments is (i) the owner of a 100% interest in DTN LNG, (ii) the direct owner of 250,000 of shares of Class A Common Stock and (iii) owns 50% of the membership interests in Crest Switzerland. The Daria Daniel 2003 Trust, which we refer to as the Daria Daniel Trust, may be deemed to be the beneficial owner of 3,391,083 of shares of Class A Common Stock because the Daria Daniel Trust owns a 33 1/3% interest in DTN Investments. The Thalia Daniel 2003 Trust, which we refer to as the Thalia Daniel Trust, may be deemed to be the beneficial owner of 3,391,083 of shares of Class A Common Stock because the Thalia Daniel Trust owns a 33 1/3% interest in DTN Investments. The Naia Daniel 2003 Trust, which we refer to as the Naia Daniel Trust, may be deemed to be the beneficial owner of 3,391,083 of shares of Class A Common Stock because the Naia Daniel Trust owns a 33 1/3% interest in DTN Investments. Mr. John M. Howland may be deemed to be the beneficial owner of 10,196,249 of shares of Class A Common Stock because Mr. Howland is (i) the trustee under the Daria Daniel Trust, with the power to vote or direct the vote, and the power to dispose or direct the disposition of, securities, (ii) the trustee under the Thalia Daniel Trust, with the power to vote or direct the vote, and the power to dispose or direct the disposition of, securities, (iii) the trustee under the Naia Daniel Trust, with the power to vote or direct the vote, and the power to dispose or direct the disposition of, securities, and (iv) the direct owner of 23,000 of shares of Class A Common Stock. Mr. Eric E. Stoerr may be deemed to be the beneficial owner of 22,000 of shares of Class A Common Stock because Mr. Stoerr is the direct owner of 22,000 of the Purchase Shares. The Halim Daniel 2012 Trust, which we refer to as the HD Trust, may be deemed to be the beneficial owner of 11,051,521 shares because the HD Trust is the direct owner of 11,051,521 of shares of Class A Common Stock. Mr. Halim Daniel may be deemed to be the beneficial owner of 11,251,521 shares because Mr. Halim Daniel is (i) the direct owner of 200,000 of shares of Class A Common Stock and (ii) the grantor under the HD Trust, with the power to revoke such trust. Mr. Michael Wheaton may be deemed to be the beneficial owner of 11,051,521 shares because Mr. Wheaton is the trustee under the HD Trust, with the power to vote, or direct the vote, and the power to dispose or direct the disposition of, securities. Crest Switzerland may be deemed to be the beneficial owner of 600,000 of Shares because it is the owner of 100% of the ownership interests in Uniteg Holding SA, which we refer to as Uniteg. Uniteg may be deemed to be the beneficial owner of 600,000 of Shares because it is (i) the owner of 100% of the ownership interests in Mila Hotels International SA, which we refer to as Mila, and (ii) the direct owner of 300,000 of shares of Class A Common Stock. Mila may be deemed to be the beneficial owner of 300,000 of Shares because it is the direct owner of 300,000 of shares of Class A Common Stock. The address of the principal business and the address of the principal office of CFL, CIC, the Jamal and Rania Daniel Trust, Mr. Jamal Daniel, Mrs. Rania Daniel, DTN LNG, DTN Investments, the Daria Daniel Trust, the Thalia Daniel Trust, the Nadia Daniel Trust, Mr. Howland, Mr. Stoerr, Uniteg, Mila and Crest Switzerland is JP Morgan Chase Tower, 600 Travis, Suite 6800, Houston, TX 77002. The address of the principal business and the address of the principal office of the HD Trust and Mr. Wheaton is 2nd Floor Windward III, Regatta Office Park, 85 Peninsula Ave. P.O. Box 31661, Grand Cayman KY1-1207, Cayman Islands. The address of the principal business and the address of the principal office of Mr. Halim Daniel is 8 Chemin de la Tour de Champel, CH1206 Geneva, Switzerland.

(7)
As reported on Form 13D/A filed with the SEC on January 16, 2013, Mount Kellett Capital Management LP may be deemed to be the beneficial owner of 53,188,166 of Class A Common Stock because it possesses, through one or more intermediate entities, the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the certain funds and accounts affiliated with Mount Kellett Capital Management LP. The address of such stockholder is 623 Fifth Avenue, 18th Floor, New York, New York 10022.

(8)
Includes 588,235 shares of Class A Common Stock issued in the name of CW Investments Holdings LLC, an affiliate of the stockholder, 100,000 shares of Class A Common Stock issued in the name of The Aven Foundation, 375,000 shares of Class A Common Stock issued in the name of The Stanton Family Trust, and 100 shares held in the name of the stockholder's son. Mr. Stanton shares control of The Aven Foundation and disclaims beneficial ownership of the securities held by this entity. Mr. Stanton shares control of The Stanton Family Trust and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest and investment control therein.

(9)	Includes 40 shares of Class A Common Stock issued in the name of LKM Investments LLC, an entity managed by the stockholder

(10)	Includes 37,500 shares of Class A Common Stock subject to options granted to Ms. Cochran and exercisable within 60 days of April 2, 2013.

(11)	Includes 70,350 shares of Class A Common Stock subject to options granted to Mr. Draper and exercisable within 60 days of April 2, 2013.

(12)	Includes 73,332 shares of Class A Common Stock subject to options granted to Mr. Hodder and exercisable within 60 days of April 2, 2013.

(13)	Includes 56,666 shares of Class A Common Stock subject to options granted to Dr. Saw and exercisable within 60 days of April 2, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Our employees prepare these reports for all of our directors and executive officers on the basis of information obtained from the Company's records. Based on information available to us during fiscal year 2012, we believe that all applicable Section 16(a) filing requirements were met.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Related Party Transactions Policy and Procedures

Pursuant to the charter of the Audit Committee, the Audit Committee reviews and approves or ratifies or refers to a special committee all significant related party transactions and potential conflict of interest situations. A related person is any executive officer, nominee for director, or more than 5% stockholder of Clearwire, including any of their immediate family members, and any entity owned or controlled by such persons. Under the Equityholders' Agreement, a simple majority of the disinterested directors on our board is also required to approve any related party transactions. Each of the related party transactions listed below that were submitted to our Board of Directors or the board of directors of Old Clearwire were approved by a disinterested majority of such board of directors after full disclosure of the interest of the related party in the transaction.

Clearwire has a number of strategic and commercial relationships with third parties that have had, or are expected to have, a significant impact on Clearwire's business, operations and financial results. These relationships are with Sprint, Intel and Comcast, all of which are related parties, due to their stock ownership of more than 5% of our Class A Common Stock or Class B Common Stock as of December 31, 2012.

Relationships Among Certain Stockholders, Directors, and Officers of Clearwire

Merger Agreement

On December 17, 2012, we entered into an Agreement and Plan of Merger, dated as of December 17, 2012, as amended on April 18, 2013, which we refer to as the Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Class A Common Stock and Class B Common Stock, not currently owned by Sprint, SOFTBANK CORP., a Japanese kabushiki kaisha, which we refer to as SoftBank, or their affiliates. At the closing, the outstanding shares of common stock will be canceled and converted automatically into the right to receive $2.97 per share in cash, without interest, which we refer to as the Merger Consideration. Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special meeting that will be held on a date to be announced, which we refer to as the Special Meeting. Consummation of the transactions under the Merger Agreement are subject to a number of conditions precedent, including, among others: (i) Clearwire Stockholder Approval, (ii) the receipt of the Federal Communications Commission, which we refer to as FCC, approvals required to consummate the transactions under the Merger Agreement, which we refer to as the Proposed Merger, (iii) the absence of any order enjoining the consummation of, or prohibiting, the Proposed Merger; (iv) the non-occurrence of any event having a material adverse effect from the date of the Merger Agreement to the closing of the Proposed Merger, and (v) the consummation by Sprint of the pending merger between Sprint and SoftBank and certain affiliates thereof, which we refer to as the SoftBank Transaction, or an alternate transaction thereto.

The Merger Agreement contains termination rights for the benefit of Sprint and Clearwire and further provides that Sprint will be required to pay us a termination fee of $120.0 million, which we refer to as the Sprint Termination Fee, under certain specified circumstances of termination of the Merger Agreement. Any obligation to pay such termination fee will be satisfied by the cancellation of $120.0 million of Notes, which are described below. In the event we are entitled to receive the termination fee, in certain instances, we may also be entitled to receive from Sprint a supplemental prepayment for LTE services on January 15, 2014 in the amount of $100.0 million, conditioned upon the completion of site build-out targets pursuant to a commercial agreement currently in effect between Sprint and Clearwire. Any such prepayment will be credited against certain of Sprint's obligations under such agreement.

Note Purchase Agreement

In connection with the Merger Agreement, on December 17, 2012, we and Clearwire Communications and Clearwire Finance, which we refer to as the Issuers, also entered into the Note Purchase Agreement in which Sprint, as amended on
January 31, 2013 and February 26, 2013, agreed to purchase from us at our election up to an aggregate principal amount of $800.0 million of 1.00% Notes due 2018 in ten monthly installments of $80.0 million each, which we refer to as the Notes. The Notes accrue interest at 1.00% per annum and are exchangeable into shares of Class A Common Stock at an exchange rate of 666.6700 shares per $1,000 aggregate principal amount of Notes (equivalent to a price of $1.50 per share), subject to anti-dilution protections, which we refer to as the Exchange Rate. In the event of certain fundamental changes, such as a consolidation or merger, an increased exchange rate of up to 714.2890 per $1,000 aggregate principal amount is applicable. We can draw on the Note Purchase Agreement monthly beginning in January 2013.

As previously disclosed on January 8, 2013, the Company did not take the initial draw under the Note
Purchase Agreement as DISH indicated that its preliminary proposal would be withdrawn were the Company to draw on the financing. In order to allow the Special Committee to continue to evaluate the proposal from DISH Network Corporation, at the direction of the Special Committee, the Company also did not take the February $80 million draw. On
February 27, 2013, the Company announced that it had elected to take the March $80 million draw, and on
March 1, 2013, the Issuers issued, and Sprint purchased, $80 million of Notes and the parties entered into the agreements discussed below. In addition, on March 28, 2013, the Company announced that it had elected to take the April $80 million draw, and the Issuers expect to issue, and Sprint expects to purchase, $80 million of Notes.
The Special Committee has not made any determination with respect to any further draws under the Note
Purchase Agreement.

If the Merger Agreement is terminated under circumstances where we would receive, and do not reject, the Sprint Termination Fee, then $120.0 million principal amount of the Notes will be automatically canceled. In addition, if the Merger Agreement is terminated because SoftBank Transaction, is not consummated, we will have the option to exchange the Notes that remain outstanding at the Exchange Rate for 15 business days following the termination of the SoftBank Transaction. Unlike the terms of the Existing Indenture, the terms of the New Indenture do not include an option to call or redeem the Notes, and Sprint does not have the right to put the Notes at specified dates.

The Note Purchase Agreement can be terminated, among other things, by mutual consent, automatically if the required vote to approve the Proposed Merger is not obtained at our stockholders meeting, or if the Merger Agreement is terminated due to a failure of the SoftBank Transaction or a breach of Sprint's representations, warranties, covenants or agreements thereunder (subject to certain conditions), provided that if the Note Purchase Agreement is terminated due to the Merger Agreement being terminated by reason of a failure of the SoftBank Transaction or because of a breach of any representation, warranty, covenant or agreement by Sprint, then the Note Purchase Agreement will terminate upon our exercising our option to exchange the Notes upon such termination.

The Voting and Support Agreement

In connection with the Merger Agreement, Intel Capital Wireless Investment Corporation 2008A, which we refer to as Intel 2008A, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Comcast Wireless Investment, LLC and BHN Spectrum, which we collectively refer to as the Voting Agreement Stockholders, entered into an irrevocable voting and support agreement with Clearwire, which we refer to as the Voting and Support Agreement, whereby each Voting Agreement Stockholder agreed to vote all of the shares of our Common Stock beneficially owned by such Voting Agreement Stockholder in favor of:

•
approving the proposal to adopt the Merger Agreement, by and among Sprint, Collie Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Sprint, which we refer to as Merger Sub, and the Company;

•
approving the proposal to amend the Clearwire Charter, to increase the Company’s authorized shares of Class A Common Stock, by 1,019,162,522 shares and increase the Company’s authorized shares of Class B Common Stock, by 1,019,162,522 shares;

•
approving the proposal to authorize the issuance of the Class A Common Stock and the Class B Common Stock that may be issued upon (a) exchange the Notes, or (b) with respect to the Class A Common Stock, upon exchange of Class B Common Stock and Clearwire Communications Class B units, which we refer to as the Class B Units and which we refer to together with our Class B Common Stock as the Class B Interests, issued upon exchange of the Notes in accordance with Rule 5635(d) of the NASDAQ Listing Rules; and

•	approving the proposal to adjourn the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the Special Meeting to approve proposals described above.

•	In addition, the Voting Agreement Stockholders have agreed to vote all of the shares of our Common Stock beneficially owned by such Voting Agreement Stockholders against:

◦	any acquisition proposal other than the Merger;

◦
any action, proposal, transaction or agreement that could reasonably be expected to result in a breach by any Voting Agreement Stockholder of the Voting and Support Agreement or, to the knowledge of such Voting Agreement Stockholder, of Clearwire under the Merger Agreement or the Note Purchase Agreement; and

◦
any action, proposal, transaction or agreement that could reasonably be expected to impede, interfere with, delay, postpone, prevent, discourage, adversely affect or inhibit the timely consummation of the Merger, the issuance of the Notes (or our Common Stock or Clearwire Communications units for which the Notes will be exchangeable) pursuant to the Note Purchase Agreement or, to the knowledge of such Voting Agreement Stockholder, the fulfillment of Sprint’s, Clearwire’s, Clearwire Communications’ or Merger Sub’s conditions under the Merger Agreement or the Note Purchase Agreement or such Voting Agreement Stockholder’s obligations under the Voting and Support Agreement or change in any manner the present capitalization of Clearwire or Clearwire Communications or the voting rights of any class of our shares (including any amendments to the Clearwire Charter or the Clearwire Bylaws).

The voting obligations of the Voting Agreement Stockholders set forth above, will apply whether or not the Merger or any action described above is recommended by the our Board of Directors (or any committee thereof) and whether or not there is an adverse company board recommendation.

The Voting Agreement Stockholders have agreed not to transfer any of their shares of our Common Stock, subject to certain exceptions, during the time period from the date of the Voting and Support Agreement until the earlier to occur of the date on which the required stockholder votes regarding approval of the proposals described above have occurred, and the expiration of the term of the Voting and Support Agreement.

As used in the Voting and Support Agreement, the term means, with respect to each Voting Agreement Stockholder, the period from the date of the Voting and Support Agreement up to and through the termination of the Voting and Support Agreement.

The Voting and Support Agreement will terminate upon the earliest to occur of the effective time of the Merger, the termination of the Merger Agreement in accordance with its terms, or the written agreement of the Voting Agreement Stockholders, Clearwire and Sprint; provided, however, that each Voting Agreement Stockholder has the right to terminate the Voting and Support Agreement as to itself by written notice to Clearwire and Sprint if:

•
the terms of the Merger Agreement, the Note Purchase Agreement, the Notes or that certain Indenture, to be dated as of the date of the initial draw under the Note Purchase Agreement, by and among the Issuers, the guarantors named therein and Wilmington Trust, National Association as trustee, which we refer to as the Indenture, are amended, modified or waived without the prior written consent of such Voting Agreement Stockholder,

◦
but only if such amendment, modification or waiver creates any additional condition to the consummation of the Merger or the transactions contemplated under the Note Purchase Agreement, the Notes and the Indenture, reduces the amount or changes the form of the Merger Consideration or otherwise adversely affects such Voting Agreement Stockholder (in its capacity as a stockholder of Clearwire or equityholder of Clearwire Communications),

◦
provided that any amendment, waiver or modification that results in a delay in the timing of the closing of the Merger (but not beyond December 31, 2013) but does not have any other adverse effect on such Voting Agreement Stockholder in such capacities will not constitute grounds for termination of the Voting and Support Agreement,

•	the required stockholder vote is not obtained at Clearwire’s stockholders’ meeting or any adjournment thereof or

•
Sprint has terminated the Agreement and Plan of Merger, dated as of October 15, 2012, as amended, by and among Sprint, SoftBank, Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc., which we refer to as the Sprint-SoftBank Merger Agreement, in order to enter into an alternative transaction with respect to the SoftBank Transaction.

The Voting and Support Agreement also contains certain other covenants, including relating to waivers by the Voting Agreement Stockholders of certain provisions of the Equityholders’ Agreement and Clearwire Communications’ Amended and Restated Operating Agreement, dated as of November 26, 2008, which we refer to as the Operating Agreement, in connection with the transactions contemplated by the Voting and Support Agreement, the Merger Agreement and the Note Purchase Agreement. as of April 2, 2013, the Voting Agreement Stockholders own in the aggregate 125,410,638 shares (or approximately 13%) of our Common Stock.

The Agreement Regarding Right Of First Offer

In connection with the Merger Agreement, Sprint and Sprint HoldCo have entered into the Agreement Regarding Right of First Offer with the Voting Agreement Stockholders, pursuant to which if:

•	the Merger Agreement is terminated due to the failure of the Clearwire stockholders to adopt the Merger Agreement; and

•	either:

◦	the SoftBank Transaction has been consummated; or

◦
the SoftBank Transaction has been terminated in order for Sprint to enter into an alternative transaction with respect to the SoftBank Transaction and such alternative transaction has been consummated;

then each Voting Agreement Stockholder will, upon the occurrence of the events described in the immediately preceding bullets, offer to sell to Sprint HoldCo, and Sprint HoldCo will purchase from each Voting Agreement Stockholder, all of the equity securities of Clearwire and Clearwire Communications that such Voting Agreement Stockholder owns at a price per share of Class A Common Stock and Class B Common Stock (together with each corresponding equity security in Clearwire Communications) equal to the Merger Consideration.

The Agreement Regarding Right of First Offer also contains certain other covenants, including relating to transfers of our Common Stock (and any equity securities convertible into Common Stock) by Voting Agreement Stockholders and waivers by Sprint and the Voting Agreement Stockholders of certain provisions of the Equityholders’ Agreement in connection with the transactions contemplated by the Voting and Support Agreement, the Merger Agreement, the Note Purchase Agreement and the Agreement Regarding Right of First Offer.

The Agreement Regarding Right of First Offer will terminate, with respect to each Voting Agreement Stockholder and the obligations of Sprint and Sprint HoldCo thereunder will terminate, upon the earliest to occur of:

•	the effective time of the Merger under the Merger Agreement;

•	the sale of such Voting Agreement Stockholder’s Clearwire and Clearwire Communications securities pursuant to the Agreement Regarding Right of First Offer;

•	the termination of the Merger Agreement for any reason other than the failure of the Clearwire stockholders to adopt the Merger Agreement;

•
the termination of the Sprint-SoftBank Merger Agreement for any reason other than the termination by Sprint in order for Sprint to enter into an alternative transaction with respect to the SoftBank Transaction;

•	if Sprint has terminated the Sprint-SoftBank Merger Agreement in order to enter into a definitive agreement with respect to an alternative transaction, the termination of such agreement;

•	the written agreement of each of the Voting Agreement Stockholders and Sprint; and

•
the termination of the Voting and Support Agreement by a Voting Agreement Stockholder as to itself due to the termination of the Sprint-SoftBank Merger Agreement in order for Sprint to enter into an alternative transaction with respect to the SoftBank Transaction.

The Irrevocable Exchange Agreement

In connection with the Merger Agreement, Clearwire has entered into an irrevocable exchange agreement with Sprint and Intel 2008A, the only holder of Class B Units other than Clearwire, Sprint and its affiliates, which we refer to as the Irrevocable Exchange Agreement.

Pursuant to the Irrevocable Exchange Agreement, Intel 2008A irrevocably elected to exchange each share of Class B Common Stock (together with each corresponding Class B Unit) held by or on account of Intel 2008A and its affiliates, into the corresponding number of shares of Class A Common Stock, in accordance with the Clearwire Charter and the Operating Agreement, effective immediately prior to the effective time of the Merger. If the Merger is not consummated for any reason, the exchange of Intel 2008A’s shares of Class B Interests will be void.

In accordance with the Irrevocable Exchange Agreement, Intel 2008A has deposited all of Intel 2008A’s Clearwire and Clearwire Communications securities with Clearwire to hold such Intel 2008A Clearwire securities in escrow until the earlier to occur of the consummation of the transactions contemplated by the Irrevocable Exchange Agreement or termination of the Irrevocable Exchange Agreement in accordance with its terms. If the Irrevocable Exchange Agreement is terminated, Clearwire is obligated to return to Intel 2008A all Intel 2008A Clearwire and Clearwire Communications securities then being held by Clearwire.

The Irrevocable Exchange Agreement will terminate upon the earliest to occur of:

•	the effective time of the Merger;

•	the termination of the Merger Agreement in accordance with its terms, and

•
the written agreement of Intel 2008A, Clearwire and Sprint; provided, however, that Intel 2008A has the right to terminate the Irrevocable Exchange Agreement by written notice to Clearwire and Sprint if the terms of the Merger Agreement, the Note Purchase Agreement, the Notes or the Indenture are amended, modified or waived without the prior written consent of Intel 2008A, but only if such amendment, modification or waiver creates any additional condition to the consummation of the Merger or the transactions contemplated under the Note Purchase Agreement, the Notes and the Indenture, reduces the amount or form of the Merger Consideration or otherwise adversely affects

Intel 2008A (in its capacity as a stockholder of Clearwire or equityholder of Clearwire Communications), provided that any amendment, waiver or modification that results in a delay in the timing of the closing of the Merger (but not beyond December 31, 2013) but does not have any other adverse effect on Intel 2008A in such capacity will not constitute grounds for termination of the Irrevocable Exchange Agreement.

Equityholders' Agreement

At Closing, Clearwire, Sprint, Eagle River and the Investors, including certain of their respective affiliates, entered into the Equityholders' Agreement, which sets forth certain rights and obligations of Sprint, Eagle River, the Investors and their permitted transferees and designees under the Equityholders' Agreement, which we refer to collectively as the Equityholders, and each individually as an Equityholder, with respect to the governance of Clearwire, transfer restrictions on Clearwire Common Stock, rights of first refusal and pre-emptive rights, among other things. As the holders of approximately 63.15% of the total voting power of Clearwire, Sprint and the Investors together effectively have control of Clearwire.

Corporate Governance

The Equityholders' Agreement provides that our Board of Directors will consist of thirteen directors, of which, initially:

•
seven directors will be nominated by Sprint (one of whom must qualify, for so long as there are not more than two independent designees, as an independent director and for service on our Audit Committee under NASDAQ rules and federal securities laws and be willing to serve on the Audit Committee);

•	one director will be nominated by Eagle River;

•	one director will be nominated by Intel;

•	two directors will be nominated by the Strategic Investors as a group;

•
one independent director (who must qualify for service on the Audit Committee under NASDAQ rules and federal securities laws and be willing to serve on the Audit Committee) will be nominated by Intel and the Strategic Investors as a group; and

•
one independent director (who must qualify for service as chairman of the Audit Committee under NASDAQ rules and federal securities laws and be willing to serve as chairman of the Audit Committee) will be nominated by the Nominating and Governance Committee.

The number of nominees that an Equityholder has the right to nominate is subject to adjustment if the number of shares of Common Stock held by such Equityholder is reduced below a certain level, generally 50% of the number of shares it held at the Closing, as adjusted pursuant to the Transaction Agreement. In addition, subject to certain exceptions, if Sprint transfers 25% of the number of shares of Common Stock or equity interests of Clearwire Communications received by it in the Transactions to any other Equityholder, the number of nominees that each of Sprint and such transferee Equityholder is entitled to nominate will be adjusted to be a number equal to the percentage of its respective voting power of Clearwire multiplied by thirteen; and if Sprint undergoes certain change of control transactions, Sprint will only be entitled to nominate a number of directors equal to the lesser of (1) the percentage of its voting power of Clearwire multiplied by thirteen or (2) six. Furthermore, (1) each of Eagle River and Intel has the right to designate a board observer for so long as Eagle River and Intel, respectively, has the right to nominate a person for service as a director of Clearwire and (2) each of Bright House Networks and the Strategic Investors, as a group, has the right to designate a board observer for so long as each of Bright House Networks and the Strategic Investors, as a group, respectively, owns at least 50% of the number of shares of Common Stock received by them in the Transactions.

As a result of changes of ownership, Eagle River no longer holds its shares or has the right to nominate a director or designate an observer, the Strategic Investors have the right to desigate only one director, and Intel now holds the sole right to nominate the directorship that was formerly designated by the Intel and the Strategic Investors as a Group.

The Equityholders' Agreement provides, among other things, that:

The Audit Committee will initially consist of three or more independent directors, including Sprint's designated director who qualifies as an independent director and the independent director designated by Intel and the Strategic Investors as a group. The Audit Committee will perform the duties usually reserved for an audit committee, including reviewing and recommending to the full board of directors any transaction involving Clearwire or any of its controlled affiliates, any Equityholder, any affiliate of any Equityholder or any director, officer, employee or associate of Clearwire, an Equityholder or any affiliate of any Equityholder, which we refer to as a Related Party Transaction, and the approval of a majority of the Audit Committee will be required to approve any matter before it.

Subject to certain limitations and qualifications, the Nominating and Governance Committee will consist of five members, including two of Sprint's designated directors, one of the Strategic Investors' designated directors and Intel's designated director. The Nominating and Governance Committee will perform the functions usually reserved for a nominating committee, and the approval of four of the five members of the Nominating and Governance Committee will be required to nominate any director the Nominating and Governance Committee is responsible for nominating.

Subject to certain limitations and qualifications, our Compensation Committee will consist of four members, including one of Sprint's designated directors, one of the Strategic Investors' designated directors and the independent director designated by Intel and the Strategic Investors. The Compensation Committee will, among other things, determine compensation for the chief executive officer of Clearwire and Clearwire Communications and all executive officers of Clearwire and Clearwire Communications who report directly to the chief executive officer, and the approval of two-thirds of the Compensation Committee will be required to approve such compensation and no other approval of the board of directors will be required with respect to such matters.

The Transactions Committee will consist of all directors other than those directors designated by Sprint who are employees or directors of Sprint or any its affiliates, or who would not be independent directors of Sprint if they were to sit on the board of directors of Sprint or any of its affiliates. Other than the Audit Committee, the Nominating and Governance Committee, the Compensation Committee, the Transactions Committee and a possible executive committee, we will establish no other committees other than special committees that may be created from time to time. If the board of directors delegates any authority to a special committee or to an executive committee, then each of Sprint, Intel, Eagle River and the Strategic Investors will be entitled to designate at least one designee to any such committee for so long as it has the right to nominate at least one director, unless such designation would in the good faith determination of a majority of the independent directors, be inappropriate as a result of a conflict of interest on the part of such designee, the party designating such designee, or any of their respective affiliates. Any such designation by Sprint, Intel, Eagle River or the Strategic Investors must be initially made within a reasonable period of time following receipt of written notification of the formation of such committee.

Under the Equityholders' Agreement, we are required to deliver to Sprint, Intel and each Strategic Investor certain quarterly and annual financial statements as well as certain budget variance analyses, subject to certain minimum Clearwire stock ownership requirements on the part of each Equityholder.

The Equityholders' Agreement provides that certain actions will require the prior approval of at least ten of our thirteen directors, except that if there are ten or fewer directors on the Board of Directors at any time, these actions will require the unanimous approval of the Board of Directors. These actions include:

•
the appointment or removal of the chief executive officer of Clearwire and Clearwire Communications or of any officer who reports directly to the chief executive officer (except that if Sprint's ownership in Clearwire falls below 50% of its ownership at the Closing, as adjusted pursuant to the Transaction Agreement, and Sprint no longer nominates a majority of the Board of Directors, the removal of those officers (other than the chief executive officer) will no longer require such approval);

•
the acquisition or disposition of, or the entry into a joint venture involving the contribution by Clearwire or any of its subsidiaries of, assets with a book value in excess of 20% of the consolidated book value of the assets of Clearwire and its subsidiaries, subject to certain exceptions;

•	any change of control of Clearwire or any of its subsidiaries;

•	any action not in accordance with the business purpose of Clearwire; and

•
the funding of (1) the expansion of the business purpose of Clearwire, (2) activities outside of the United States, other than the maintenance of Clearwire's current operations and assets located outside of the United States, or (3) the acquisition of spectrum outside of the United States.

The Equityholders' Agreement further provides that the following actions will require the prior approval of a majority of the disinterested directors of Clearwire:

•	any Related Party Transaction; and

•
any transfer of shares by the holder of the largest voting interest in Clearwire as between Sprint, the Strategic Investors (treated as a single holder) and Intel (as long as such holder holds at least 26% of the aggregate voting power of Clearwire), which we refer to as the Principal Equityholder, that constitutes a change of control of Clearwire or any of its material subsidiaries.

Under the Equityholders' Agreement, the approval of each of Sprint, Intel and the representative of the Strategic Investors so long as Sprint, Intel or the Strategic Investors, as a group, own at least 5% of the outstanding voting power of Clearwire, will be required to:

•	amend the Clearwire Charter, the Clearwire Bylaws or the amended and restated operating agreement of Clearwire Communications, which we refer to as the Operating Agreement;

•	change the size of Clearwire's board of directors;

•	liquidate Clearwire or Clearwire Communications or declare bankruptcy of Clearwire or its material subsidiaries;

•	effect any material capital reorganization of Clearwire or any of its material subsidiaries, other than a financing transaction in the ordinary course of business;

•	take any action that would cause Clearwire Communications or any of its material subsidiaries to be taxed as a corporation for federal income tax purposes; and

•	subject to certain exceptions, issue any Class B Common Stock or any equity interests of Clearwire Communications.

The Equityholders' Agreement also provides that any amendment to the Operating Agreement will require the prior approval of a majority of the directors who have been nominated as independent directors by the Nominating Committee and those directors who are independent directors nominated by one or more Equityholders other than those independent directors who are current or former directors, officers or employees of the nominating Equityholder. For as long as each of Sprint, Intel, and the Strategic Investors as a group owns at least 50% of the number of shares of Clearwire stock received by it in the Transactions and holds securities representing at least 5% of the outstanding voting power of Clearwire, the written consent of such party will be required before Clearwire enters into a transaction involving the sale of a certain percentage of the consolidated assets of Clearwire and its subsidiaries to, or the merger of Clearwire with, certain specified competitors of Sprint, Intel and the Strategic Investors.

The approval of securities representing at least 75% of the outstanding voting power of Clearwire will be required to approve (1) any merger, consolidation, share exchange, recapitalization, business combination or other similar transaction involving Clearwire or Clearwire Communications; (2) any issuance of capital stock of Clearwire or Clearwire Communications that constitutes a change of control of Clearwire or Clearwire Communications, respectively; or (3) any sale or disposition of all or substantially all the assets of Clearwire or Clearwire Communications.

Restrictions on Transfer

Under the Equityholders' Agreement, subject to certain conditions, Equityholders may transfer their shares of Class B Common Stock, along with the corresponding Clearwire Communications Class B Common Interests, to any then-existing holder of Class B Common Stock, to certain affiliates of such holder, or to persons who are not then-existing holders of Class B Common Stock. If an Equityholder or any transferee of an Equityholder transfers any Class B Common Stock or Clearwire Communications Class B Common Interests without also transferring to the same party an identical number of Clearwire Communications Class B Common Interests or Class B Common Stock, respectively, then the Class B Common Stock corresponding to those transferred shares or interests, as applicable, will be redeemed by Clearwire for par value.

Further, an Equityholder or its transferee may transfer its Class B Common Stock and Clearwire Communications Class B Common Interests only on notice to Clearwire, in accordance with the Operating Agreement and, in the case of a transferee, on delivery of a required transfer agreement to Clearwire. Unless certain conditions are satisfied, none of Sprint, Intel, the Strategic Investors or their permitted transferees may transfer their respective Class B Common Stock and Clearwire Communications Class B Common Interests if such transfer or transfers would result in the transferee having voting power in Clearwire equal to or greater than 50% of the voting power that Sprint received in the Transactions. An Equityholder that is a Securities Holding Company (as defined in the Equityholders' Agreement) may transfer its Class B Common Stock and Clearwire Communications Class B Common Interests through the transfer by the holder of 100% of the securities in such Securities Holding Company of all of its securities in such Securities Holding Company, subject to certain restrictions.

Additionally, the Principal Equityholder is prohibited from transferring any Clearwire equity securities to certain specified competitors of the Strategic Investors, Intel or Sprint under certain circumstances.

Right of First Offer

If an Equityholder desires to transfer any of its Clearwire equity securities to a person other than an Equityholder or permitted transferee of such Equityholder, it is required first to offer to sell such equity securities to the other Equityholders on the same terms and conditions as it had proposed to make such transfer, subject to certain limitations. If the other Equityholders accept the offer, collectively, for all but not less than all of the subject equity securities, the Equityholders will consummate the purchase. If the offer to the other Equityholders is over-subscribed, the subject equity securities will be allocated among the accepting Equityholders pro rata based on their then-current ownership of Clearwire capital stock. If the offer to other Equityholders is not fully subscribed, the offer will be deemed to have been rejected and the selling Equityholder may proceed with the proposed sale, subject to certain limitations. Certain transfers, however, will not be subject to this right of first offer, including open market transfers by Eagle River, transfers by Intel of the Class A Common Stock received by it pursuant to the Merger, transfers that are part of a business combination that constitutes a change of control of Clearwire or Clearwire Communications and that are approved by the board of directors of Clearwire and the stockholders of Clearwire in accordance with applicable law and the terms of the Equityholders' Agreement and certain “spin-off” transactions by the Equityholders.

Tag-Along Rights

If the Principal Equityholder elects to sell all or any portion of its Clearwire equity securities, which we refer to as the Sale Shares, in a transaction after which the transferee would hold voting power of Clearwire greater than 50% of the voting power that Sprint had at the Closing, as adjusted pursuant to the Transaction Agreement, each other Equityholder, subject to certain conditions, has the option to sell a pro rata portion of its shares, instead of the Sale Shares, and the number of Sale Shares to be sold by the Principal Equityholder will be reduced accordingly by the applicable number of equity securities to be included in the sale by the other Equityholders.

Preemptive Rights

If Clearwire proposes to issue any securities, other than in certain issuances, each Equityholder has the right to purchase its pro rata share of such securities, based on such holder's voting power in Clearwire before such issuance.

Standstill Agreement

The Equityholders' Agreement provides that Sprint, Intel and the Strategic Investors will not be able to purchase any common stock of Clearwire for at least five years after the Closing, subject to certain exceptions, exceptions that include the acquisition by an Equityholder of 100% of the outstanding common stock of Clearwire where such acquisition has been approved by a majority of both the board of directors and stockholders of Clearwire. Eagle River is not subject to this restriction.

Sprint Debt Agreements

Sprint owns approximately 50.2% of the voting power of Clearwire. As a result, Clearwire and its subsidiaries may be considered subsidiaries of Sprint under certain of Sprint's agreements relating to its indebtedness. Those agreements govern the incurrence of indebtedness and certain other activities of Sprint's subsidiaries. Covenants in Sprint's debt instruments may purport to restrict Clearwire's financial and operating flexibility and, if Clearwire's actions result in a violation of those covenants, Sprint's lenders may declare due and payable all outstanding loan obligations, thereby severely harming Sprint's financial condition, operations and prospects for growth. The determination of whether or not Clearwire would be considered a subsidiary under Sprint's debt agreements is complex and subject to interpretation; however, under the Equityholders' Agreement, Sprint agrees that if Clearwire or any of its subsidiaries proposes to incur any indebtedness or take any other action that could violate the terms of Sprint's debt agreements, Sprint will deliver a Compliance Certificate and a legal opinion from a nationally recognized law firm, certifying that the proposed indebtedness or other action will not violate Sprint's debt agreements. If Sprint notifies Clearwire that it is unable to deliver a Compliance Certificate and the accompanying legal opinion and the Transactions Committee of Clearwire determines that Clearwire should proceed with the proposed indebtedness or other action, Sprint is obligated to take whatever action is necessary (including surrendering Class B Common Stock or governance rights with respect to Clearwire and its subsidiaries), to enable Sprint to deliver a Compliance Certificate and the accompanying legal opinion, and Sprint will deliver a Compliance Certificate and the accompanying legal opinion at the closing of the proposed indebtedness or other action. With respect to certain of Sprint's outstanding credit agreements, Sprint agrees to use its Reasonable Best Efforts (as defined in the Equityholders' Agreement) to cause any amendment thereto or refinancing thereof not to contain restrictions on the ability of Clearwire and its subsidiaries to incur indebtedness or take any other actions, and in no event to enter into any agreement in connection with any such amendment or refinancing that is more restrictive with respect to Clearwire than a certain specified prior agreement. Going forward, Sprint agrees that neither it nor any of its affiliates will enter into any agreement that restricts the ability of Clearwire and its subsidiaries to incur indebtedness or take any other actions.

On December 8, 2010, the Equityholders' Agreement was amended to provide that Sprint may unilaterally elect to take, and cause Clearwire to take, any of the actions specified in the Sprint Compliance Certificate section of the Equityholders' Agreement at any time to the extent Sprint determines in good faith that such actions are reasonably necessary to eliminate or ameliorate any risk that a breach or default by Clearwire or any of its subsidiaries under their debt agreements could trigger a cross-default or cross-acceleration under Sprint's debt agreements. Such actions include the ability of Sprint HoldCo to surrender shares of Class B common stock of Clearwire to Clearwire in exchange for cash consideration equal to the par value of such shares, or $0.0001 per share. If Sprint HoldCo surrenders any such shares pursuant to such provision, it would have the right to have all or part of the shares re-issued to it under certain circumstances.

In connection with the Merger Agreement, Clearwire, Sprint (and certain affiliates of Sprint), Eagle River, Intel 2008A, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Middlefield Ventures, Inc. and Comcast Corporation, as Strategic Investor representative, entered into a second and third amendment to the Equityholders’ Agreement and each such party (except Eagle River) entered into a and third amendment to the Equityholders’ Agreement. Under the terms of the second amendment, the Equityholders’ Agreement was terminated with respect to Eagle River (subject to certain limited exceptions).

The third amendment to the Equityholders’ Agreement provides that the shares of our Common Stock (together with any corresponding Class B Units) that underlie the Notes issued pursuant to the Note Purchase Agreement are to be disregarded for purposes of calculating each party to the Equityholders’ Agreement ownership percentages, determining the number of Clearwire voting securities held by each party to the Equityholders’ Agreement, and for purposes of certain tag-along rights granted under the Equityholders’ Agreement.

Registration Rights Agreements

The Transactions Registration Rights Agreement

At the Closing, Clearwire entered into a registration rights agreement with Sprint, Eagle River and the Investors, which we refer to as the Transactions Registration Rights Agreement, with respect to their shares of Common Stock.

Under the Transactions Registration Rights Agreement, each of the Strategic Investors, Sprint, Eagle River and Intel is entitled to a specified number of demands, varying from one to eight, that Clearwire prepare and file with the SEC a registration statement relating to the sale of the Class A Common Stock and any common stock of Clearwire issued in respect of Class A Common Stock or other securities of Clearwire issued with respect to such common stock, which we refer to collectively as the Registrable Securities, including in an underwritten offering, provided that such Registrable Securities have an aggregate price to the public of not less than $50 million. In addition, if Clearwire becomes eligible to use Form S-3, each of the Strategic Investors, Sprint, Eagle River and Intel may also demand that Clearwire prepare and file with the SEC a registration statement on Form S-3 relating to the sale of their Registrable Securities, provided that the Registrable Securities to be sold have an aggregate price to the public of not less than $10 million. After Clearwire becomes eligible to use Form S-3, Clearwire is required to file a shelf registration statement with the SEC providing for the registration and sale of the Registrable Securities on a delayed or continuous basis.

On receipt of a demand notice, Clearwire is required, as soon as practicable to, give notice of such requested registration to all persons who may be entitled to participate in such sale. Thereafter, Clearwire must, as soon as practicable, effect such registration and all qualifications and compliances as may be required. Additionally, with respect to a demand registration, Clearwire is required to keep the registration statement effective, subject to certain exceptions, for at least 270 days from the effective time of such registration statement or such shorter period in which all Registrable Securities have been sold.

With respect to a shelf registration, Clearwire must (a) prepare and file a shelf registration statement with the SEC as promptly as practicable, but no later than sixty days, after Clearwire becomes eligible to use Form S-3 and (b) use its commercially reasonable efforts to have the shelf registration statement declared effective as promptly as reasonably practicable after filing. Clearwire will be required to use reasonable efforts to keep the shelf registration effective, subject to certain limitations, until the earlier of the date on which (1) all the Registrable Securities have been sold thereunder and (2) another registration statement is filed. For as long as the Strategic Investors, Sprint, Eagle River and Intel are entitled to demand registration of their Clearwire securities, they will be entitled to demand that Clearwire effect an offering, which we refer to as a Takedown, under the shelf registration statement. On that demand, Clearwire will be required to promptly give notice of such requested Takedown to all persons who may be entitled to participate in such offering, and promptly supplement the prospectus included in the shelf registration statement so as to permit the sale of the securities covered by the requested Takedown and any other securities requested to be included by those entitled to participate in such sale, provided that such securities have an aggregate price to the public of not less than $10 million. For as long as the Strategic Investors, Sprint, Eagle River and Intel are entitled to demand registration of their Clearwire securities, they will be entitled to demand that Clearwire effect an underwritten offering under the shelf registration statement.

Clearwire is permitted to postpone the filing of a registration statement, or in the case of a shelf registration, suspend such shelf registration, for up to ninety days in any twelve-month period, if Clearwire's board of directors determines in good faith that the registration and offering (a) would materially and adversely affect or materially interfere with any pending material financing or transaction under consideration by Clearwire or (b) would require disclosure of any information that has not been, and is not otherwise required to be, disclosed to the public, the premature disclosure of which would materially and adversely affect Clearwire.

In addition, with respect to underwritten offerings of securities, each of the Strategic Investors, Sprint, Eagle River and Intel agrees that, for a period of ninety days (subject to one extension of not more than seventeen days in certain circumstances) after the effective date of the registration statement, it will not (1) transfer or purchase, or enter any agreement to transfer or purchase, any shares of Common Stock or any securities convertible into Common Stock held immediately before the effectiveness of the registration statement for such offering, or (2) subject to certain exceptions, enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of Common Stock.

The Transactions Registration Rights Agreement also provides each of the Strategic Investors, Sprint, Eagle River and Intel with piggyback registration rights such that if Clearwire proposes to file a registration statement in connection with a public offering of any class of Common Stock, with certain limited exceptions, Clearwire will be required to give prompt written notice of such proposed filing to each of the Strategic Investors, Sprint, Eagle River and Intel and register such number of securities as each of the Strategic Investors, Sprint, Eagle River and Intel may request in writing within twenty days of receiving such notice.

In connection with any underwritten offering, if the managing underwriter determines in good faith that market factors require a reduction in the number of shares that may be offered, the shares that Clearwire is registering for its own account will have first priority to be included in such registration; shares of each of the Strategic Investors, Sprint, Eagle River and Intel will have second priority; and shares held by other holders will have third priority. All piggyback registration rights are in addition to any demand registration rights, and no piggyback registration of shares will relieve Clearwire of its obligation to provide a demand registration in accordance with the Transactions Registration Rights Agreement.

In addition, Clearwire will bear all registration expenses specified in the Transactions Registration Rights Agreement as well as all other expenses incurred by it in connection with the performance of its obligations under the Transactions Registration Rights Agreement. Each of the Strategic Investors, Sprint, Eagle River and Intel will bear all transfer taxes and brokerage and underwriters' discounts and commissions relating to any registration or sale of their respective shares.

On December 21, 2009 Clearwire filed a shelf registration statement on Form S-3 covering the Registrable Securities.

The Transactions Registration Rights Agreement requires Clearwire to indemnify each holder of Registrable Securities against certain losses that may be suffered by such holders in connection with registrations made pursuant to the Transactions Registration Rights Agreement. Furthermore, each holder whose Registrable Securities are included in a registration statement agrees to indemnify Clearwire and each other holder of Registrable Securities to the extent that any losses result from information furnished in writing by that holder expressly for use in the registration statement.

Operating Agreement

General

Clearwire Communications is governed by the Operating Agreement, which provides that the business and operations of Clearwire Communications will be managed by Clearwire, as managing member, and sets forth, among other things, certain transfer restrictions on membership interests in Clearwire Communications, rights of first refusal and preemptive rights.

Allocations and Distributions

Under the Operating Agreement, items of income, gain, loss or deduction of Clearwire Communications generally will be allocated among the members for capital account purposes and for tax purposes in a manner that results in the capital account balance of each member, immediately after making the allocation, being as nearly as possible equal to the amount of the distributions that would be made to the member if Clearwire Communications sold all of its assets for cash and distributed its net assets in liquidation. Under the Operating Agreement, liquidating distributions made by Clearwire Communications generally will be made on a pro rata basis to the holders of Class A non-voting common interests in Clearwire Communications, which we refer to as Clearwire Communications Class A Common Interests, and Clearwire Communications Class B Common Interests, which we refer to together with as Clearwire Communications Common Interests. Accordingly, it is

expected that, subject to the discussion of Section 704(c) immediately below, items of income, gain, loss or deduction of Clearwire Communications generally will be allocated among the members, including Clearwire, on a pro rata basis in proportion to the number of Clearwire Communications Common Interests held by each member.

Clearwire (through the merger of the former Clearwire Corporation with and into an indirect subsidiary of Clearwire, with Old Clearwire surviving as a direct, wholly owned subsidiary of Clearwire Communications) and Sprint transferred to Clearwire Communications assets, which we refer to as built-in gain assets, whose fair market value is greater than the current basis of those assets for tax purposes. Section 704(c) of the Code and the Treasury regulations thereunder require taxpayers that contribute built-in-gain assets to a partnership to take into account the difference between the value of the contributed property for capital account purposes (initially equal to the fair market value of the contributed property on contribution) and the tax basis of the property through allocations of income, gain, loss and deduction of the partnership, using one of the permissible methods described in the Treasury regulations under Section 704(c). Under the Operating Agreement, all of the built-in gain assets contributed by Clearwire and 50% of the built-in gain in the assets contributed by Sprint will be accounted for under the so-called “remedial” method. Under that method, the non-contributing members will be allocated “phantom” tax amortization deductions in the amount necessary to cause their tax amortization deductions to be equal to their amortization with respect to the built-in gain assets for capital account purposes, and the contributing member (Clearwire, in the case of Old Clearwire assets) will be allocated a matching item of “phantom” ordinary income. Under the Operating Agreement, the remaining 50% of the built-in gain in the assets contributed by Sprint will be accounted for under the so-called “traditional” method. Under that method, the tax amortization deductions allocated to the non-contributing members with respect to a built-in gain asset are limited to the actual tax amortization arising from that asset. The effect of the traditional method is that some of the burden of the built-in gain on a built-in gain asset is shifted to the non-contributing members, in the form of reduced tax amortization deductions.

If Clearwire Communications sells a built-in gain asset in a taxable transaction, then the tax gain on the sale of the asset generally will be allocated first to the contributing member (Clearwire or Sprint) in an amount up to the remaining (unamortized) portion of the built-in gain that was previously credited to Clearwire or Sprint (as the case may be) for capital account purposes.

In general, under the Operating Agreement, Clearwire Communications may make distributions to its members, including Clearwire, from time to time at the discretion of Clearwire, in its capacity as managing member of Clearwire Communications. Such distributions generally will be made to the members, including Clearwire, on a pro rata basis in proportion to the number of Clearwire Communications Common Interests held by each member at the record date for the distribution. Clearwire Communications generally may not make any distributions, other than tax distributions, to its members unless a corresponding distribution or dividend is paid by Clearwire to its stockholders contemporaneously with the distributions made to the members of Clearwire Communications.

If Clearwire would be liable for tax on the income and gains of Clearwire Communications allocated to it under the Operating Agreement, then three business days prior to each date on which Clearwire is required to make a deposit or payment of taxes, Clearwire Communications will be required to make distributions to its members, generally on a pro rata basis in proportion to the number of Clearwire Communications Common Interests held by each member, in amounts so that the aggregate portion distributed to Clearwire in each instance will be the amount necessary to pay all taxes then reasonably determined by Clearwire to be payable with respect to its distributive share of the taxable income of Clearwire Communications (including any items of income, gain, loss or deduction allocated to Clearwire under the principles of Section 704(c) of the Code), after taking into account all net operating loss deductions and other tax benefits reasonably expected to be available to Clearwire.

Exchange of Interests

The Operating Agreement provides that holders of Clearwire Communications Class B Common Interests (other than Clearwire and its subsidiaries) have the right to exchange one Clearwire Communications Class B Common Interest and one share of Class B Common Stock for one share of Class A Common Stock, subject to adjustment of the exchange rate as provided in the Operating Agreement. In addition, under the Operating Agreement, Sprint or an Investor may effect an exchange of Clearwire Communications Class B Common Interests and Class B Common Stock for Class A Common Stock by transferring to Clearwire a holding company that owns the Clearwire Communications Class B Common Interests and Class B Common Stock in a transaction that the Operating Agreement refers to as a holding company exchange.

At any time that a share of Class B Common Stock is exchanged for a share of Class A Common Stock, one Clearwire Communications Class B Common Interest will be canceled without any further consideration, and one Clearwire Communications Class A Common Interest and one voting equity interest in Clearwire Communications, which we refer to as

Clearwire Communications Voting Interests, will be issued to Clearwire. In general, at any time that shares of Class A Common Stock are redeemed, repurchased, acquired, canceled or terminated by Clearwire, the managing member will cause the same number of Clearwire Communications Class A Common Interests and the same number of Clearwire Communications Voting Interests held by Clearwire to be redeemed, repurchased, acquired, canceled or terminated by Clearwire Communications for the same consideration, if any, as the consideration paid by Clearwire for the Class A Common Stock, with the intention that the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Class A Common Stock outstanding.

At any time that Clearwire issues any equity securities (other than compensatory options issued pursuant to an incentive plan or equity securities issued to fund other business activities of Clearwire that have been approved by Clearwire's board of directors), the following will occur: (1) Clearwire will contribute to the capital of Clearwire Communications an amount of cash equal to the issue price of the Class A Common Stock or other equity securities and (2) Clearwire Communications will issue Clearwire Communications Common Interests or other securities as follows: (a) in the case of an issuance of a number of shares of Class A Common Stock, Clearwire Communications will issue an equal number of Clearwire Communications Class A Common Interests to Clearwire and an equal number of Clearwire Communications Voting Interests registered in the name of Clearwire; and (b) in the case of an issuance of any securities not covered under (a) above, Clearwire Communications will issue to Clearwire an equal number of Clearwire Communications Common Interests or other securities (including Clearwire Communications Voting Interests, if applicable) with rights, terms and conditions that are substantially the same as those of the Clearwire equity securities issued.

Restrictions on Transfer

Subject to certain conditions, members may transfer their interests in Clearwire Communications (either with or without the corresponding shares of Class B Common Stock) to then-existing holders of interests in Clearwire Communications or to certain affiliates of the member. However, the Operating Agreement provides that each member of Clearwire Communications will not permit its interests in Clearwire Communications to be held (whether by initial holders or transferees) by more than a specified number of holders, and will not transfer (whether directly or indirectly) any interest in Clearwire Communications, or take any other action, that would result in Clearwire Communications having more than 100 employees for United States federal income tax purposes.

Further, a member or its transferee may transfer its interests in Clearwire Communications only on notice to Clearwire Communications, in accordance with the Operating Agreement and, in the case of a transferee, on delivery of a required transfer agreement to Clearwire Communications. Unless certain conditions are satisfied, none of Sprint, Intel, the Strategic Investors or their permitted transferees may transfer their respective interests in Clearwire Communications if such transfer or transfers would result in the transferee having voting power in Clearwire equal to or greater than 50% of the voting power that Sprint had at the Closing, as adjusted pursuant to the Transaction Agreement. A member that is a Securities Holding Company (as defined in the Operating Agreement) may transfer its interests in Clearwire Communications through the transfer by the holder of 100% of the securities in such Securities Holding Company of all of its securities in such Securities Holding Company, subject to certain restrictions.

Preemptive Rights

If Clearwire Communications proposes to issue any new equity securities, other than in certain issuances, each member of Clearwire Communications, including Eagle River but excluding Clearwire, has the right to purchase its pro rata share of such equity securities, based on the number of equity securities held by such holder before such issuance. Eagle River's pro rata share will be determined based on the number of equity securities that correspond to the number of shares of Common Stock that Eagle River would have been entitled to purchase as its pro rata share under the Equityholders' Agreement had the issued equity securities been Common Stock issued by Clearwire.

Rights of First Offer

If a member desires to transfer any of its Clearwire Communications Common Interests to a person other than a member or permitted transferee of such member, it must first offer to sell such Clearwire Communications Common Interests to the other members (and to Eagle River) on the same terms and conditions as it had proposed to make such transfer. The subject Clearwire Communications Common Interests will be allocated among the accepting members pro rata based on their ownership of Clearwire Communications Common Interests. If the other members accept the offer, collectively, for all but not less than all of the subject Clearwire Communications Common Interests, the members will consummate such purchase. If the offer to the other members is over-subscribed, the subject Clearwire Communications Common Interests will be allocated among the accepting members pro rata based on their then ownership of Clearwire Communications Common Interests. If the

offer to the other members is not fully subscribed, the offer shall be deemed to have been rejected and the selling member may proceed with the proposed sale, subject to certain limitations. If Eagle River exercises its right of first offer and acquires Clearwire Communications Common Interests, then, if not previously admitted as a member, it will be admitted as a member of Clearwire Communications by the managing member. Certain transfers are not subject to this right of first offer, however, including transfers that are part of a business combination that constitutes a change of control of Clearwire or Clearwire Communications and certain “spin-off” transactions.

Tag-Along Rights

If the Principal Member (as defined in the Operating Agreement), elects to sell all or any portion of its Clearwire Communications Common Interests, which we refer to as the Sale Interests, in a transaction after which the transferee would hold voting power of Clearwire Communications greater than 50% of the voting power that Sprint had at the Closing, as adjusted pursuant to the Transaction Agreement, each other member (excluding Clearwire, but including Eagle River if Eagle River has become a member) will have the option to sell a pro rata portion of its Clearwire Communications Common Interests, instead of the Sale Interests, and the number of Sale Interests to be sold by the Principal Member will be reduced by the applicable number of Clearwire Communications Common Interests to be included in the sale by the other members.

Other Tax Matters

The Operating Agreement provides that Clearwire Communications will be treated as a partnership for federal and all applicable state and local income tax purposes unless Clearwire causes Clearwire Communications to be treated other than as a partnership in accordance with, and subject to the conditions of, the Equityholders' Agreement.

Unless there is a “bona fide non-tax business need” (as defined in the Operating Agreement) for doing so, Clearwire Communications and its subsidiaries are precluded from entering into a taxable disposition of former Clearwire assets or former Sprint assets that are intangible property and that would cause the recognition of built-in gain in excess of $10 million to be allocated to Clearwire or Sprint under Section 704(c) of the Code during any period of thirty-six months. Certain notification procedures must be complied with prior to Clearwire Communications entering into such a disposition.

If Clearwire Communications or any of its subsidiaries enters into a transaction that results in the recognition of any portion of the built-in gain with respect to a former Sprint asset, subject to certain exceptions, Clearwire Communications is required, upon request by Sprint, to make a tax loan to Sprint on specified terms. The principal amount of any tax loan to Sprint will be the amount by which the built-in gain recognized by Sprint on the sale of former Sprint assets exceeds any tax losses allocated by Clearwire Communications to Sprint in the taxable year in which the sale of such built-in gain assets occurs, multiplied by specified tax rates. Interest on any tax loan will be payable by Sprint semiannually at a specified floating rate.

Amendment

The Operating Agreement may be amended by the written consent of the managing member, members (other than the managing member) collectively holding a percentage interest of at least 66.6% in Clearwire Communications, the independent designees nominated to Clearwire's Board of Directors; and each of Sprint, Intel, and the Strategic Investors as a group, for so long as Sprint, Intel or the Strategic Investors as a group, respectively, has a percentage interest of at least 5% in Clearwire.

The Investment Agreement

General

On November 9, 2009, the Company and Clearwire Communications entered into an Investment Agreement, which we refer to as the Investment Agreement, with Sprint, Intel, Comcast, Time Warner Cable, Eagle River and Bright House Networks, which collectively we refer to as the Participating Equityholders. The Investment Agreement set forth the terms of the transactions pursuant to which the Participating Equityholders invested in the Company and Clearwire Communications an aggregate of approximately $1.564 billion in cash, which investment we refer to as the Private Placement, and the investment by certain of the Participating Equityholders in the 12% Senior Secured Notes due 2015 of Clearwire Communications and Clearwire Finance, Inc., in replacement of equal amounts of indebtedness under our senior term loan facility, which investment we refer to as the Rollover Transactions, as further discussed below. We collectively refer to the Private Placement and the Rollover Transactions as the Equityholder Investments. We received approximately $1.057 billion of the proceeds from the first closing of the Private Placement on November 13, 2009. We refer to this closing as the First Investment Closing. We received approximately $440 million of the proceeds from the second closing of the Private Placement on December 21, 2009. We refer to this closing as the Second Investment Closing. We received the approximately $66 million in remaining proceeds on March 2, 2010. We refer to this closing as the Third Investment Closing.

The Private Placement

In the Private Placement, the Participating Equityholders invested in Clearwire Communications a total of approximately $1.564 billion in exchange for voting equity interests in Clearwire Communications, which we refer to as Clearwire Communications Voting Interests, and Class B non-voting common interests in Clearwire Communications, which we refer to as Class B Common Interests, in the following amounts:

•
Sprint contributed approximately $1.176 billion, in the aggregate, to Clearwire Communications in exchange for 160,436,562 Clearwire Communications Class B Common Interests and the same number of Clearwire Communications Voting Interests;

•
Comcast contributed approximately $196 million, in the aggregate, to Clearwire Communications in exchange for 26,739,427 Clearwire Communications Class B Common Interests and the same number of Clearwire Communications Voting Interests;

•
Time Warner Cable contributed approximately $103 million, in the aggregate, to Clearwire Communications in exchange for 14,051,841 Clearwire Communications Class B Common Interests and the same number of Clearwire Communications Voting Interests;

•
Bright House Networks contributed approximately $19 million, in the aggregate, to Clearwire Communications in exchange for 2,592,087 Clearwire Communications Class B Common Interests and the same number of Clearwire Communications Voting Interests;

•
Intel contributed approximately $50 million, in the aggregate, to Clearwire Communications in exchange for 6,821,282 Clearwire Communications Class B Common Interests and the same number of Clearwire Communications Voting Interests; and

•
Eagle River contributed approximately $20 million, in the aggregate, to Clearwire Communications in exchange for 2,728,512 Common Interests and the same number of Clearwire Communications Voting Interests.

Immediately following the receipt by the Participating Equityholders of Clearwire Communications Voting Interests and Clearwire Communications Class B Common Interests, each of the Participating Equityholders contributed to the Company its Clearwire Communications Voting Interests in exchange for an equal number of shares of Class B Common Stock.

Under the Investment Agreement, in exchange for the purchase by Sprint, Comcast, Time Warner Cable and Bright House Networks of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests in amounts exceeding certain amounts stipulated in the Investment Agreement, Clearwire Communications agreed to pay a fee, which we refer to as an Over Allotment Fee, in installments at each of the Second Investment Closing and Third Investment Closing, equal to the following amounts in the aggregate:

Over Allotment
Investor	Fee ($)
Sprint	18,878,934
Comcast	3,135,911
Time Warner Cable	1,659,287
Bright House Networks	315,325

At the Second Investment and Third Investment Closings, Clearwire Communications delivered the applicable Over-Allotment Fee to Sprint, half in cash and half in Clearwire Communications Class B Common Interests valued at $7.33 per interest and an equal number of Clearwire Communications Voting Interests, and to Comcast, Time Warner Cable and Bright House Networks in cash. Immediately following the receipt by the Participating Equityholders of Clearwire Communications Voting Interests and Clearwire Communications Class B Common Interests in payment of an Over-Allotment Fee, each of the Participating Equityholders contributed to the Company its Clearwire Communications Voting Interests in exchange for an equal number of shares of Class B Common Stock.

The Rollover Transactions

On November 24, 2009 Clearwire Communications completed an offering of approximately $1.85 billion of its notes and priced a supplemental offering of an additional $920 million of its notes, for which offering was consummated on

December 9, 2009. Pursuant to the terms of the Investment Agreement, each of Sprint and Comcast, each of which we refer to as a Rollover Investor, purchased in the offering notes with an aggregate issue price equal to the aggregate principal amount, together with accrued and unpaid interest and fees and any other amounts, owing to such Rollover Investor under our senior term loan facility, which we refer to as the Rollover Amount.

On November 24, 2009, the Rollover Transactions were consummated, with Clearwire Communications issuing to Sprint and Comcast an aggregate principal amount of notes equal to approximately $184.1 million and $68.4 million, respectively, in full satisfaction of our obligations under our senior term loan facility. Pursuant to the terms of the Investment Agreement, upon the consummation of the Rollover Transactions, we paid a fee in cash to each of Sprint and Comcast in the amount of approximately $5.4 million and approximately $2.0 million, respectively.

Commercial Agreements

At Closing, Clearwire Communications entered into the following commercial agreements with Sprint and the Investors, which relate to the bundling and reselling of Clearwire's WiMAX services and Sprint's third generation wireless communications, which we refer to as 3G, services, the embedding of WiMAX chips into various devices, and the development of Internet services and protocols, among other things:

Intellectual Property Agreement.  At Closing, Clearwire Communications entered into an Intellectual Property Agreement with Sprint, which we refer to as the Intellectual Property Agreement, pursuant to which Sprint assigned and caused its controlled affiliates to assign to Clearwire, and all persons in which Clearwire is the owner, directly or indirectly, of at least 50% of the person's voting stock, all of Sprint's right, title and interest in certain WiMAX patent applications, certain trademarks, and certain other software and other proprietary information related to its WiMAX business. In addition, Sprint granted and caused its controlled affiliates to grant to Clearwire, and all persons in which Clearwire is the owner of at least 50% of the person's voting stock, non-exclusive licenses to exercise any rights with respect to certain proprietary software and certain WiMAX-related proprietary information owned by Sprint or its controlled affiliates prior to the effective date of the Intellectual Property Agreement and not otherwise assigned to Clearwire or any persons in which Clearwire is the owner of at least 50% of the person's voting stock.

Under the Intellectual Property Agreement, Sprint and Clearwire Communications agree to cooperate in connection with:

•	the preparation, filing, prosecution, maintenance and defense of each other's patents;

•	any suit for infringement of each other's patents brought by Clearwire, Sprint or their controlled affiliates against a third party; and

•	executing any applicable documents requested by one another to perfect ownership and register patent assignments with any patent office.

Further, Clearwire and Sprint agree not to assert their respective patent rights against each other for a period of ten years from date of the agreement (or fifteen years with respect to patents related to Voice over Internet Protocol owned by Sprint and its subsidiaries) or for so long as Sprint has an ownership interest in Clearwire Communications, whichever is longer. Subject to certain exceptions, all intellectual property assigned or licensed would be assigned or licensed, as applicable, “as is,” without any representations, warranties or indemnifications. Sprint and Clearwire may potentially cooperate in defending third-party infringement suits by asserting patents for the benefit of the other.

3G MVNO Agreement.  At Closing, Clearwire Communications exercised an option to become a party to a non-exclusive MVNO Support Agreement entered into on May 7, 2008, among Sprint Spectrum L, doing business as Sprint, Comcast MVNO II, LLC, TWC Wireless, LLC and BHN Spectrum Investments, LLC, which we refer to as the 3G MVNO Agreement. We refer to mobile virtual network operators as MVNOs. Under the 3G MVNO Agreement, Sprint agrees to sell its code division multiple access, which we refer to as CDMA, mobile voice and data communications service, which we refer to as the PCS Service, for the purpose of resale by the other parties to each of their respective end user customers. Certain related entities, affiliates and purchases of divested cable operations are also authorized in certain circumstances to purchase under the 3G MVNO Agreement for resale to their respective end users. The PCS Service includes Sprint's existing core network services and other network elements and information that enable a third party to provide services over the network, or core network enablers, and, subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. The 3G MVNO Agreement specifically excludes access to Sprint's Integrated Digital Enhanced Network, which we refer to as iDEN, and services operating on a 2.5 GHz spectrum or any unlicensed spectrum, except as provided in the 3G MVNO Agreement with respect to certain converged products and services. Sprint has the right to implement network controls as long as they are implemented consistently across the retail and wholesale base and notice is provided.

Subject to certain exceptions, each of Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC, Clearwire Communications and any other parties permitted to become a party to the 3G MVNO Agreement that elect the option to do so, which we refer to as the 3G MVNOs, may market and sell the PCS Service provided that it does so as part of a defined bundle of products and services (each 3G MVNO has its own unique bundling terms). Also, subject to certain exceptions, the 3G MVNOs are restricted from reselling the PCS Service to other resellers. Subject to certain exceptions, the 3G MVNOs generally may not target market their respective end users activated on the Sprint network to switch to a competing wireless network or mass migrate their respective end users activated on the Sprint network to another competing wireless network.

With certain exceptions, the pricing of the PCS Service is primarily volume or usage based pricing with provisions to ensure long-term price competitiveness. Each 3G MVNO receives price protections designed to keep the Sprint offering market competitive with offerings to other similar resellers, taking into account a number of factors. Each 3G MVNO also receives protections from Sprint entering agreements with more favorable terms. With certain exceptions, each 3G MVNO has the right to opt into any agreement related to the wireless broadband services between Sprint and any other 3G MVNO on substantially identical terms.

While each party is responsible for procuring its own devices, Sprint is obligated to provide commercially reasonable assistance in obtaining terms from device manufacturers that are more favorable than those terms that could be obtained independently. Each 3G MVNO is responsible for the relationship with the end user customer, including pricing, care and billing. Each 3G MVNO has the right to “tag along” with Sprint to successor networks to which Sprint migrates its comparable CDMA base, and, in certain circumstances, Sprint has a “drag along” right to force these parties to transition to such a successor network.

Each of Google and Intel, and their respective controlled affiliates have the option to become a party to the 3G MVNO Agreement under the same general terms as the initial 3G MVNOs. In addition, each party to the 3G MVNO Agreement has customary indemnification obligations.

The 3G MVNO Agreement has an initial term that ends on December 31, 2018 with, subject to certain scale conditions, the 3G MVNOs' unilateral option to renew for up to two additional successive five-year periods by notice to Sprint. Following expiration of the second five-year renewal, the 3G MVNO Agreement automatically renews for successive three-year renewal periods unless Sprint or another party to the 3G MVNO Agreement provides notice of its intent not to renew at least ninety days prior to the end of the term then in effect. Sprint is permitted to terminate the 3G MVNO Agreement with respect to any 3G MVNO on such other 3G MVNOs:

•	failure to pay undisputed amounts;

•	material breach;

•	dissolution, bankruptcy or written admission of inability to pay debts; or

•
entry into a business combination transaction pursuant to which such 3G MVNO becomes an affiliate of or acquires a business that competes with Sprint (based on criteria specified in the 3G MVNO Agreement).

Each 3G MVNO is permitted to terminate the agreement on:

•	Sprint's material breach;

•	Sprint's dissolution, bankruptcy or written admission of inability to pay debts;

•	material degradation of Sprint's network;

•
Sprint's entry into a business combination transaction pursuant to which Sprint becomes an affiliate of or acquires a business that competes with any 3G MVNO (based on criteria specified in the 3G MVNO Agreement); or

•	beyond a certain defined threshold, sale of licenses if Sprint does not enter into a service assumption agreement or loss of licenses in markets.

After the termination of the 3G MVNO Agreement, Sprint has varying obligations to provide post-termination transition assistance pursuant to varying phase out periods, based on the circumstances giving rise to the termination.

On April 18, 2011, Clearwire Communications and Sprint entered into an amendment to the 3G MVNO Agreement. This amendment replaces Schedule 1.0 of the 3G MVNO Agreement with a new Schedule 1.0 setting forth the prices to be paid by Clearwire Communications for the 3G wireless service and the terms under which Clearwire Communications can resell 3G services on a retail and wholesale basis.

4G MVNO Agreement.  At Closing, Clearwire Communications entered into a 4G MVNO Agreement with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P., which we refer to as the 4G MVNO Agreement, pursuant to which it sells its wireless broadband services to the other parties to the 4G MVNO Agreement, for the purposes of the purchasers marketing and reselling the wireless broadband services to each of their respective end user customers. The wireless broadband services to be provided under the 4G MVNO Agreement are generally comprised of those services provided by Clearwire Communications to its retail customers, or standard network services, and certain other wireless broadband services, or non-standard network services requested by Comcast MVNO II, LLC, TWC Wireless, LLC and BHN Spectrum Investments, LLC and any other parties permitted to become a party to the 4G MVNO Agreement that exercise the option to do so, which we refer to as the 4G MVNOs. Under the 4G MVNO Agreement, Clearwire Communications agree to, among other things, use commercially reasonable efforts to provide support services to each of the 4G MVNOs and to develop by certain prescribed dates certain wireless service and network elements.

Subject to certain exceptions, each 4G MVNO may market and sell the wireless broadband service provided that it does so as part of a defined bundle (each 4G MVNO has a unique bundle requirement). Also, subject to certain exceptions, the 4G MVNOs will be restricted from reselling the wireless broadband service to other resellers.

During the first seven years, Clearwire Communications has the exclusive right to develop and contract with original equipment manufacturers, which we refer to as OEMs, regarding embedded devices, including devices capable of functioning on a mobile WiMAX network, and we will exclusively work with OEMs to embed client managers. For a period of time and subject to certain exceptions, the 4G MVNOs generally may not target market their respective end users activated on the Clearwire Communications network to switch to a competing wireless network or mass migrate their respective end users activated on the Clearwire Communications network to another competing wireless network.

With certain exceptions, each 4G MVNO has the right to opt into any agreement related to the wireless broadband services between Clearwire Communications and any other 4G MVNO. Similar opt-in rights and bundling service protections are available with respect to any 4G agency agreement entered into between Clearwire Communications and any 4G MVNO. In certain circumstances, any purchaser of the divested cable television system of a multiple system operator that becomes a party to the 4G MVNO Agreement or Sprint wireless operations is authorized to purchase services under the 4G MVNO Agreement.

With certain exceptions, the pricing of the wireless broadband service is primarily a discount from Clearwire Communication's retail price for similar services and pricing determinations will differ between standard and non-standard service offerings. Each 4G MVNO receives price protections in the form of certain terms and conditions that are designed to keep the Clearwire Communications offering market competitive prices with offerings to other similar resellers. Subject to certain qualifications, each 4G MVNO is entitled to more favorable economic and non-economic terms for the wireless broadband services provided by Clearwire Communications or certain of its affiliates to any other reseller.

While each party is responsible for procuring its own devices, Clearwire Communications is obligated to provide commercially reasonable assistance in obtaining terms from device manufacturers that are more favorable than those terms that could be obtained independently. In addition, the 4G MVNO Agreement includes certain protections from any party's exclusive arrangements with device manufacturers. Clearwire Communications has the right to implement network controls as long as they are implemented consistently across the retail and wholesale base and notice was provided. Each 4G MVNO is responsible for the relationship with the end user customer, pricing, care and billing with respect to the wireless broadband service. The 4G MVNO Agreement provides for broad operational support capabilities that will be provided by Clearwire Communications.

Google and Intel and their respective controlled affiliates have the option to become a party to the 4G MVNO Agreement under the same general terms as the 4G MVNOs. The 4G MVNO Agreement has a five-year initial term with perpetual automatic five-year renewals, unless any 4G MVNO elects solely as to itself to provide notice of its intent not to renew at least 180 days prior to the end of the term then in effect. The 4G MVNO Agreement further provides that Clearwire Communications cannot enter into any other agreement that contains exclusivity provisions that are binding on any 4G MVNO or its customers or otherwise limit any 4G MVNO's ability to provide services to such 4G MVNO customers. Clearwire Communications has customary indemnification obligations under the 4G MVNO Agreement. Clearwire Communications is permitted to terminate the 4G MVNO Agreement with respect to any 4G MVNO on such other 4G MVNOs:

•	failure to pay undisputed amounts;

•	material breach; or

•	dissolution, bankruptcy or written admission of inability to pay debts.

If Intel becomes a party to the 4G MVNO Agreement, Clearwire Communications is also permitted to terminate the 4G MVNO Agreement with respect to Intel if Clearwire Communications has the right to terminate the market development agreement entered into with Intel, which we refer to as the Intel Market Development Agreement, as a result of an event of default under the Intel Market Development Agreement. Each 4G MVNO is permitted to terminate the 4G MVNO on Clearwire Communications':

•	material breach;

•	dissolution, bankruptcy or written admission of inability to pay debts; or

•	change in control (unless Sprint or any of its controlled affiliates is the surviving entity).

On April 18, 2011, Clearwire Communications and Sprint entered into an amendment to the 4G MVNO Agreement, and entered into several related agreements as well. The 4G Amendment includes, among other things, the following material terms:

•
A take-or-pay commitment from Sprint to Clearwire Communications in the amount of $300 million for 2011 and $550 million for 2012, which is subject to certain exceptions and payable in quarterly increments;

•
A $175 million pre-payment from Sprint, payable in quarterly increments in 2011 and 2012, for wireless broadband services purchased from Clearwire Communications during the remainder of the term of the 4G MVNO Agreement. For 2011 and 2012, the pre-payment will be applied to invoices for services that are not eligible for the take-or-pay commitments and after exhaustion of the applicable take-or-pay commitment, and for 2013 and beyond, the pre-payment will be applied to invoices until exhausted;

•
A usage-based pricing structure for most 4G wireless broadband services provided to Sprint. Under this structure, the amount paid by Sprint for 4G wireless broadband services will be determined on a per-gigabyte (GB) basis for the aggregate volume of data usage by Sprint's customers on Clearwire's network for a particular month. There is a minimum fee payable per device, subject to exceptions. The amendment includes multiple volume pricing tiers that are used in determining the per-GB price, with the price decreasing for usage that exceeds certain aggregate monthly volume thresholds. The amendment includes a market rate adjustment mechanism that may adjust the per-GB pricing beyond 2012 if there are changes in certain agreed-upon indexes;

•	Certain other pricing plans are also available to Sprint for specific and unique services;

•
Subject to certain restrictions under the amendment, Sprint is permitted to resell the 4G wireless broadband service on a wholesale basis to other companies, and those companies, in turn, may resell the wireless broadband service on a wholesale basis. For 4G wireless broadband services resold on a wholesale basis by Sprint, the prices paid to Clearwire Communications by Sprint are generally determined under the same pricing structure as for Sprint retail customers, with Sprint being required to also pay Clearwire Communications a small premium;

•
A most favored reseller provision, which generally grants Sprint the right to receive the lowest prices Clearwire Communications charges resellers for 4G wireless broadband services, subject to certain limitations; and

•
An additional pricing discount for Sprint relative to the prices paid by other resellers for the 4G wireless broadband services. Under the amendment, Sprint has agreed to waive this discount if certain other triggering events occur.

Clearwire Communications and Sprint also entered into a Dual Mode Settlement Letter Agreement, which resolves a pending dispute concerning how Clearwire Communications and Sprint will allocate future revenue from wireless broadband service usage by other parties to the 4G MVNO Agreement over dual mode devices that utilize both Sprint's 3G and Clearwire's 4G networks. The parties also entered into a Settlement Agreement, which resolves disputes between the parties over amounts due and owing for (a) prior usage by Sprint's end users of Clearwire's wireless broadband service, (b) prior usage by Clearwire's end users of Sprint's 3G wireless service, and (c) other disputes between Clearwire and Sprint over the allocation of revenue from wireless broadband services usage over dual mode devices. In settlement of those disputes and in consideration for other transactions entered into by the parties, Sprint will pay Clearwire a net amount of $28 million. Under the Settlement Agreement, the parties also agreed to withdraw from a pending arbitration proceeding.

On November 30, 2011, Clearwire Communications and Sprint entered into an amendment to the 4G MVNO Agreement. Under this amendment, Sprint Spectrum will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principle and interest due under a $150 million Sprint Promissory Note (as described in the section below titled Sprint Commitment Agreement) issued by us to Sprint. As part of the November 2011 4G MVNO Amendment, we also agreed to the elimination of device minimum fees after 2011, usage based pricing for WiMAX services after 2013, and for LTE service beginning in 2012. We also agreed that Sprint Spectrum may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.

Subject to the satisfaction of certain network build-out conditions, Sprint agreed to prepay us up to another $350 million in installments once certain milestones are achieved for future services to be provided to Sprint over our LTE network. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets by June 30, 2013, or if we fail to meet certain network specifications. We also agreed to collaborate with Sprint on LTE network design, architecture and deployment, including site selection, and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices to roam on our LTE network, including laptop cards and smartphones, in 2013. This amendment also provides for additional conditions on any sale of core spectrum assets necessary to operate our WiMAX and LTE networks, including agreeing to allow Sprint Spectrum an opportunity to make offers to purchase our excess spectrum in the event that we propose to sell such spectrum.

In May and August 2012, Clearwire Communications and Sprint entered into amendments of the 4G MVNO Agreement. Under these amendments, the site milestone targets outlined in the November 2011 Amendment and certain terms of the premium uplink retail and wholesale price plans were revised.

Enhanced In-Building Coverage Deployment Agreement. On April 18, 2011, Clearwire Communications and Sprint entered into an Amended and Restated Enhanced In-Building Coverage Deployment Agreement, which we refer to as the CNS Agreement. Under the CNS Agreement, Sprint will be entitled to deploy at its cost and expense an unlimited number of custom network solutions (CNS) designed to enhance in-building 4G network coverage for Sprint's customers. The CNS deployments must be compatible with Clearwire's 4G network and generally are extensions of Clearwire's 4G network. However, Sprint is entitled to deploy up to 1,000 wireless local area networks (WLANs) that are not an extension of the 4G network, but which transmit on a portion of Clearwire's spectrum. In each case, any such deployment remains subject to design approval and certain other approvals by Clearwire. The CNS Agreement requires Sprint to pre-pay Clearwire in advance for certain design review and engineering services. In addition, Sprint is required to pay Clearwire monthly recurring charges that vary based upon the type and size of the CNS deployment in lieu of usage based charges. The CNS Agreement allows Clearwire end users to roam on Sprint's CNS deployments at no charge to Clearwire. Under the CNS Agreement, Clearwire may, in its discretion, elect to purchase the CNS equipment installed by Sprint at an agreed price, provided that Clearwire continues to support Sprint's CNS customers for a specified period of time after consummation of such purchase.

Sprint Commitment Agreement. On November 30, 2011, we entered into a Commitment Agreement with Sprint and Sprint HoldCo, LLC, which we refer to as the Commitment Agreement. As part of the agreement, should we consummate an equity offering that generates gross proceeds of at least $400 million, Sprint HoldCo, LLC agreed to exercise its preemptive rights under the Equityholders' Agreement to purchase securities representing Sprint HoldCo, LLC's pro rata share of the securities issued in such an offering up to $700 million.

Under the terms of the Commitment Agreement, Sprint also agreed to provide us an aggregate principal amount of $150 million on January 3, 2012, pursuant to a promissory note issued by Clearwire Communications, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note bears interest of 11.5% per annum with an aggregate principal amount of $75 million maturing on January 2, 2013, and the remaining $75 million principal amount maturing on January 2, 2014. If not previously paid, Sprint will offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the 4G MVNO Agreement, as amended. The Sprint Promissory Note provides for certain events of default including, among other things, default in the payment of principal or interest; any material breach by Clearwire Communications in respect of its obligations to Sprint Spectrum under the 4G MVNO Agreement, as amended; termination or cancellation of the 4G MVNO Agreement, as amended, at any time prior to January 2, 2014; and certain customary bankruptcy-related events. Upon the occurrence of any event of default, Sprint may offset and apply the Sprint Promissory Note against any and all deposits and any other credits, indebtedness payment obligations, property, or claims owing to Clearwire Communications or affiliates by Sprint. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it will be treated as deferred revenue for accounting purposes, and associated interest costs will be recorded as a reduction to the $925.9 million payable by Sprint for unlimited WiMAX service in calendar years 2012 and 2013.

In addition, under the terms of the Commitment Agreement, if we successfully consummated an equity offering, we agreed to use commercially reasonable best efforts to consummate an offering of first-priority senior secured debt in an amount equal to approximately 50% of the net cash proceeds of any such equity offering, at the earliest practicable time thereafter. On December 13, 2011, pursuant to the Commitment Agreement, Sprint HoldCo, LLC purchased, in a private transaction, 173,635,000 shares of Class B Common Stock and a corresponding number of Class B Common Interests in Clearwire Communications for an aggregate purchase price of $331.4 million.

4G Authorized Sales Representative Agreement. At Closing, Clearwire Communications entered into an authorized sales representative agreement, which we refer to as the 4G ASR Agreement, pursuant to which Sprint may act as a non-exclusive sales representative on behalf of Clearwire Communications, to solicit subscribers to purchase Clearwire Communications services. These subscribers will enter into service agreements with Clearwire Communications and will be customers of Clearwire Communications with respect to the services provided by Clearwire Communications. The 4G ASR Agreement has an initial term of one year and may be extended beyond the initial one-year term only if neither party gives notice that it does not wish to extend the 4G ASR Agreement.

3G National Retailer Agreement.  At Closing, Sprint Solutions, Inc. and other Sprint affiliated entities, which we refer to collectively as the Sprint Entities, entered into a national retailer agreement, which we refer to as the 3G Retailer Agreement, pursuant to which Clearwire Communications may act as a non-exclusive sales representative on behalf of the Sprint Entities to solicit subscribers to purchase services from the Sprint Entities. These subscribers will enter into subscription agreements with Sprint Solutions, Inc. or another Sprint affiliate, and will be customers of such Sprint entity with respect to the services provided by Sprint. The 3G Retailer Agreement has an initial term of one year and may be extended beyond the initial one-year term only if neither party gives notice that it does not wish to extend the 3G Retailer Agreement.

Intel Market Development Agreement.  At Closing, Clearwire Communications entered into the Intel Market Development Agreement, pursuant to which Clearwire Communications would promote the use of certain notebook computers and mobile Internet devices on our network, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on the Clearwire network. The Intel Market Development Agreement was amended on May 4, 2010. The Intel Market Development Agreement lasts for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one-year terms up to a maximum of thirteen additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum twenty-year term, the agreement will thereafter automatically renew for successive one-year renewal periods until either party terminates the agreement. In addition, at any time during the initial seven-year term, Intel may elect to become a party to the 4G MVNO Agreement or a party to both the 4G MVNO Agreement and the 3G MVNO Agreement. Any election with respect to the 4G MVNO Agreement must be on the same terms and conditions as those offered to the other 4G MVNOs, and include an obligation on Intel to bundle additional services with WiMAX access service. If Intel elects to become a party to the 4G MVNO Agreement or a party to both the 4G MVNO Agreement and the 3G MVNO Agreement, and if such election is made in the first three years of the Intel Market Development Agreement, the Intel Market Development Agreement will terminate three years from the date of the agreement. If such election is made more than three years after the date of the Intel Market Development Agreement, but before the end of the seventh year of the Intel Market Development Agreement, then the Intel Market Development Agreement will terminate at the time such election becomes effective.

The Intel Market Development Agreement required Clearwire Communications to provide a minimum level of incentives directly to various device distribution channels through calendar year 2010. In certain instances Clearwire Communications may be required to pay Intel a set percentage of amounts Clearwire saved by virtue of being relieved of its original obligation to pay activation fees to Intel. The Intel Market Development Agreement commits the parties to meet at mutually agreeable regular times to share relevant information and coordinate on the original equipment manufacturer design-in/design-win process and the retail distribution process. Intel has committed, subject to certain conditions and limitations, to help ensure, during a specified period, the commercial availability of notebook computers and mobile Internet devices that operate on the Clearwire network. In addition, Intel provides engineering and validation with respect to the use of certain notebook computers on the Clearwire network, including supporting interoperability testing.

The Intel Market Development Agreement provides that Intel and Clearwire Communications must become involved with Open Patent Alliance, LLC, an entity formed to protect and promote the global implementation of WiMAX and to create patent pools for licensing of patent claims essential to WiMAX technology, and make certain capital contributions when due to Open Patent Alliance, LLC. The Intel Market Development Agreement is terminable by either party without penalty on default of the other party, or for convenience by either party, with thirty days written notice. Subject to certain conditions, either party is permitted to transfer the agreement on the occurrence of a change in control.

Master Site Agreement.  At Closing, Clearwire Communications entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and Clearwire Communications established the contractual framework and procedures for the leasing of tower and antenna co-location sites to each other. Leases for specific sites will be negotiated by Sprint and Clearwire Communications on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennae to the towers at the sites. The term of the Master Site Agreement is ten years from execution. The term of each lease for each specific site is five years, but the lessee has the right to extend the term for up to an additional twenty years. The lessee is responsible for payment of a monthly fee per site to the other party. The lessee is also responsible for the utility costs and for certain additional fees.

Master Agreement for Network Services.  At Closing, Clearwire Communications entered into a master agreement for network services with the Sprint Entities, which we refer to as the Master Agreement for Network Services, pursuant to which the Sprint Entities and Clearwire Communications established the contractual framework and procedures for Clearwire Communications to purchase network services from the Sprint Entities. Clearwire Communications may order various services from the Sprint Entities, including IP network transport services, data center collocation, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. Clearwire Communications is not obligated to purchase these services from the Sprint Entities. The Sprint Entities must provide a service level agreement that is consistent with the service levels provided to similarly situated customers. Pricing will be specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities' fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but Clearwire Communications has the right to extend the term for an additional five years.

IT Master Services Agreement.  At Closing, Clearwire Communications entered into an IT master services agreement with the Sprint Entities, which we refer to as the IT Master Services Agreement, pursuant to which the Sprint Entities and Clearwire Communications established the contractual framework and procedures for Clearwire Communications to purchase information technology, which we refer to as IT, application services from the Sprint Entities. Clearwire Communications may order various information technology application services from the Sprint Entities, including human resources applications, supply chain and finance applications, device management services, data warehouse services, credit/address check, IT help desk services, repair services applications, customer trouble management, coverage map applications, network operations support applications, and other services. The specific services requested by Clearwire Communications will be identified in Statements of Work to be completed by the Sprint Entities and Clearwire Communications. The Sprint Entities must provide service levels consistent with the service levels the Sprint Entities provide to their affiliates for the same services. Pricing will be specified in each separate Statement of Work for each type of service. The term of the IT Master Services Agreement is five years, but Clearwire Communications has the right to extend the term for an additional five years.

Subscription Agreement

On February 27, 2009, CW Investments Holdings LLC, which we refer to as CW Investments, purchased, for an aggregate amount of $10 million, 588,235 shares of Class A Common Stock at $17.00 per share. Under the Subscription Agreement, for so long as any member of CW Investments is a director of Clearwire, Clearwire must provide such director with a copy of any arrangement or agreement entered into with or on behalf of the Investors and Eagle River, who are referred to in Clearwire’s Charter as the Founding Stockholders, board member, board observer, or officer of Clearwire containing a waiver, supplement to or modification of any of the provisions regarding the allocation of corporate opportunities, competing with the business of Clearwire and its subsidiaries or any other matters covered by Article 11 of the Clearwire Charter. Such director, at their option, will be entitled to receive the benefit of any provisions in any such arrangement or agreement that are more favorable, as a whole, to persons party thereto than those set forth in the Clearwire Charter or other existing arrangements to which such director may be subject. While CW Investments does not have a right under the Subscription Agreement to appoint a director to the board of directors of Clearwire, a member of CW Investments, John W. Stanton, has been designated by Sprint as a nominee for election to Clearwire's board of directors by a party to the Equityholders' Agreement. Further, CW Investments will receive certain tag-along rights under the Equityholders' Agreement and piggyback registration rights under the Transactions Registration Rights Agreement. See the section titled “Related Party Transactions - Relationships among Certain Stockholders, Directors, and Officers of Clearwire - The Equityholders' Agreement - Tag-Along Rights” in this proxy statement.

Ericsson, Inc.

Ericsson, Inc. provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the year ended December 31, 2012, we paid $76.9 million to Ericsson for network management services.

Indemnification Agreements

We have entered into indemnification agreements that require us to indemnify each of Messrs. Richard Emerson, Stuart Sloan, Benjamin Wolff, R. Gerard Salemme, Nicolas Kauser, David Perlmutter, Michael Sabia, Peter Currie and Michelangelo Volpi, some of whom are former directors and officers of Old Clearwire, to the fullest extent permitted by law for any claims made against each of these persons because he is, was or may be deemed to be a stockholder, director, officer, employee, controlling person, agent or fiduciary of Old Clearwire or any of its subsidiaries. We are obligated to pay the expenses of these persons in connection with any claims that are subject to the agreement.

Old Clearwire also entered into an indemnification agreement, dated November 13, 2003, with Flux Fixed Wireless, an affiliate of Eagle River, which we refer to as the FFW Indemnification Agreement. Eagle River retains some of our directors and officers, including Mr. McCaw as chairman and chief executive officer, Mr. Wolff as president, and Mr. Salemme as principal. Pursuant to the FFW Indemnification Agreement, we agreed to indemnify, defend and hold harmless FFW and any of its directors, officers, partners, employees, agents and spouses and each of its and their affiliates, each, an Indemnitee, to the fullest extent permitted by law for any claims made against an Indemnitee by reason of the fact that the Indemnitee is, was or may be deemed a stockholder, director, officer, employee, controlling person, agent or fiduciary of Old Clearwire or any of its subsidiaries. We are obligated to pay the expenses of any Indemnitee in connection with any claims that are subject to the agreement.

Additionally, the directors that are nominated by Sprint have also entered into indemnification agreements with Sprint. We also have and intend to maintain director and officer liability insurance, subject to the terms of the Equityholders' Agreement.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted with respect to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence; Controlled Company

As of March 31, 2013, Sprint beneficially owned approximately 50.2% of the voting power of Clearwire's outstanding Common Stock. In addition, the Investors collectively own approximately 13% of the voting power of Clearwire's outstanding Common Stock. The Equityholders' Agreement governs the voting of shares of the Common Stock held by each of the parties thereto in certain circumstances, including with respect to the election of the individuals nominated to the Board of Directors by Sprint and the Investors.

As a result of the combined voting power of the Common Stock held by Sprint and the Investors and the Equityholders' Agreement, from time to time we may rely on exemptions from certain NASDAQ corporate governance standards. Under the NASDAQ Marketplace Rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that

•	a majority of the board of directors consist of independent directors;

•
the compensation of officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee comprised solely of independent directors; and

•
director nominees be selected, or recommended for the board of directors' selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors with a written charter or board resolution addressing the nomination process.

While we currently meet the above requirements, due to the provisions of the Equityholders' Agreement and our current ownership structure, we may elect to use these exemptions available to controlled companies at a future time.

Regardless of whether a company is a “controlled company,” the NASDAQ Marketplace Rules require that a company have an audit committee of at least three members, each of whom must

•	be independent as defined under the NASDAQ Marketplace Rules;

•	meet the criteria for independence set forth in the applicable rules of the Securities and Exchange Commission, which we refer to as the SEC, (subject to applicable exemptions);

•	not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and

•	be able to read and understand financial statements, including a balance sheet, income statement, and cash flow statement.

Additionally, at least one member of the audit committee must have past employment experience in finance or accounting, a requisite professional certificate in accounting, or other comparable experience or a background that results in the individual's “financial sophistication,” including being or having been a senior officer with financial oversight responsibilities.

The Board has determined that our Audit Committee members meet the applicable SEC and NASDAQ requirements relating to audit committee membership, including independence requirements.

The Nominating and Governance Committee and the Board consider the relationships our non-management directors have with the Company and determine whether such directors are independent of the Company and management. After considering relevant facts and circumstances, the Board determined that all the directors, with the exception of Mr. Prusch, are “independent” as defined under and required by the federal securities law and the NASDAQ Marketplace Rules. The independent directors of the Company meet regularly in executive session, i.e., without management present. Executive sessions of the independent directors will be called and chaired by the Chairman of the Board, if the Chairman is an independent director, or otherwise by the Chair of the Audit Committee.

ITEM 14.    Principal Accountant Fees and Services

Report of the Audit Committee

In accordance with its charter, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Company's accounting and financial reporting processes and its internal and external audit processes. The Audit Committee has implemented procedures to ensure that it devotes the attention necessary to each of the matters assigned to it under its charter.

In discharging its oversight responsibility, the Audit Committee has reviewed and discussed the Company's audited consolidated financial statements and related footnotes for the fiscal year ended December 31, 2012, and the independent registered public accounting firm's report on those financial statements with our management and with Deloitte & Touche, our independent registered public accounting firm. Management represented to the Audit Committee that our financial statements were prepared in accordance with generally accepted accounting principles. Deloitte & Touche presented the matters required to be discussed with the Audit Committee by Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Audit Committee recognizes the importance of maintaining the independence of the Company's independent registered public accounting firm. Consistent with its charter, the Audit Committee has evaluated Deloitte & Touche's qualifications, performance, and independence, including that of the lead audit partner. In addition, Deloitte & Touche has provided the Audit Committee with the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, and the Audit Committee has engaged in dialogue with Deloitte & Touche about their independence.

Based on the review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for filing with the SEC, and selected Deloitte & Touche as the independent registered public accounting firm for the fiscal year 2013.
AUDIT COMMITTEE
Kathleen H. Rae (Chair)
Theodore H. Schell
Mufit Cinali

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. These policies require that all audit and non-audit services provided by Deloitte & Touche to us must be pre-approved in advance by our Audit Committee.

All other permitted services must be pre-approved by either the Audit Committee or a delegate of the Audit Committee. If pre-approval is obtained from a delegate of the Audit Committee, the service may be performed provided that the service must be presented to the Audit Committee at the next scheduled meeting. The Audit Committee has approved all of our independent registered public accounting firm's engagements and fees presented below.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed to the Company for the audit and other services provided by Deloitte & Touche during the years ended December 31, 2012 and 2011 (in thousands):

	2012 ($)	2011 ($)
Audit Fees (1)	2,550	3,056
Audit Related Fees (2)	—	—
Tax Fees (3)	112	196
All Other Fees	—	—
Total Fees	2,662	3,252

(1)
Audit Fees: This category represents fees for the audit of our annual consolidated financial statements; the reviews of our interim consolidated financial statements, the audit of the Company's internal control over financial reporting, subsidiary audits performed in connection with statutory or regulatory requirements, and services incurred in conjunction with the preparation of SEC registration statements and private securities offering memoranda.

(2)
Audit Related Fees: This category represents fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, including attest services not required by statute or regulations.

(3)	Tax Fees: This category represents tax compliance and tax advisory services, including foreign tax return preparation and requests for rulings or technical advice from tax authorities.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, as of April 26, 2013 .

CLEARWIRE CORPORATION

_________________ _

Hope F. Cochran
Chief Financial Officer