Form 10-Q
period 2013-03-31
Clearwire Corp /DE
filed 2013-04-26
CIK 1442505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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

The number of shares outstanding of the registrant's Class A common stock as of April 23, 2013, was 699,173,175. The number of shares outstanding of the registrant's Class B common stock as of April 23, 2013 was 773,732,672.

CLEARWIRE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$172,108	$193,445
Short-term investments	625,297	675,112
Restricted cash	1,641	1,653
Accounts receivable, net of allowance of $2,400 and $3,145	19,769	22,769
Inventory	16,098	10,940
Prepaids and other assets	83,672	83,769
Total current assets	918,585	987,688
Property, plant and equipment, net	2,120,081	2,259,004
Restricted cash	2,114	3,709
Spectrum licenses, net	4,237,640	4,249,621
Other intangible assets, net	21,576	24,660
Other assets	137,601	141,107
Total assets	$7,437,597	$7,665,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$285,723	$177,855
Other current liabilities	279,001	227,610
Total current liabilities	564,724	405,465
Long-term debt, net	4,287,671	4,271,357
Deferred tax liabilities, net	191,136	143,992
Other long-term liabilities	913,772	963,353
Total liabilities	5,957,303	5,784,167
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 shares authorized; 699,172 and 691,315 shares outstanding	70	69
Class B common stock, par value $0.0001, 1,400,000 shares authorized; 773,733 shares outstanding	77	77
Additional paid-in capital	3,217,732	3,158,244
Accumulated other comprehensive income (loss)	15	(6)
Accumulated deficit	(2,573,346)	(2,346,393)
Total Clearwire Corporation stockholders’ equity	644,548	811,991
Non-controlling interests	835,746	1,069,631
Total stockholders’ equity	1,480,294	1,881,622
Total liabilities and stockholders’ equity	$7,437,597	$7,665,789
See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$318,042	$322,639
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	213,181	263,790
Selling, general and administrative expense	141,101	142,655
Depreciation and amortization	183,633	177,973
Spectrum lease expense	83,399	79,708
Loss from abandonment of network and other assets	414	80,400
Total operating expenses	621,728	744,526
Operating loss	(303,686)	(421,887)
Other income (expense):
Interest income	378	264
Interest expense	(140,517)	(136,686)
Loss on derivative instruments	(1,774)	(4,862)
Other income (expense), net	336	(13,268)
Total other expense, net	(141,577)	(154,552)
Loss from continuing operations before income taxes	(445,263)	(576,439)
Income tax (provision) benefit	(16,625)	15,413
Net loss from continuing operations	(461,888)	(561,026)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	234,935	378,972
Net loss from continuing operations attributable to Clearwire Corporation	(226,953)	(182,054)
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax	—	231
Net loss attributable to Clearwire Corporation	$(226,953)	$(181,823)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.33)	$(0.40)
Diluted	$(0.33)	$(0.44)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.33)	$(0.40)
Diluted	$(0.33)	$(0.44)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss:
Net loss from continuing operations	$(461,888)	$(561,026)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	234,935	378,972
Net loss from continuing operations attributable to Clearwire Corporation	(226,953)	(182,054)
Net loss from discontinued operations	—	1,043
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	—	(812)
Net loss from discontinued operations attributable to Clearwire Corporation	—	231
Net loss attributable to Clearwire Corporation	(226,953)	(181,823)
Other comprehensive income (loss):
Unrealized foreign currency gains (losses) during the period	45	(777)
Less: reclassification adjustment of foreign currency gains to net loss from continuing operations	—	(1,764)
Unrealized investment holding losses during the period	(1)	(198)
Other comprehensive income (loss)	44	(2,739)
Less: non-controlling interests in other comprehensive income (loss) of consolidated subsidiaries	(23)	1,917
Other comprehensive income (loss) attributable to Clearwire Corporation	21	(822)
Comprehensive loss:
Comprehensive loss	(461,844)	(562,722)
Less: non-controlling interests in comprehensive loss of consolidated subsidiaries	234,912	380,077
Comprehensive loss attributable to Clearwire Corporation	$(226,932)	$(182,645)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(461,888)	$(561,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	16,194	(15,863)
Non-cash loss on derivative instruments	1,774	4,862
Accretion of discount on debt	12,593	10,188
Depreciation and amortization	183,633	177,973
Amortization of spectrum leases	13,212	14,216
Non-cash rent expense	40,560	46,382
Loss on property, plant and equipment (Note 4)	5,116	139,056
Other non-cash activities	9,644	18,696
Changes in assets and liabilities:
Inventory	(5,269)	5,070
Accounts receivable	844	(42,662)
Prepaids and other assets	1,695	(11,198)
Deferred revenue	(36,630)	154,246
Accounts payable and other liabilities	113,429	119,897
Net cash (used in) provided by operating activities of continuing operations	(105,093)	59,837
Net cash provided by operating activities of discontinued operations	—	5,814
Net cash (used in) provided by operating activities	(105,093)	65,651
Cash flows from investing activities:
Payments to acquire property, plant and equipment	(37,510)	(21,867)
Purchases of available-for-sale investments	(249,988)	(1,022,287)
Disposition of available-for-sale investments	299,450	117,953
Other investing activities	1,599	(845)
Net cash provided by (used in) investing activities of continuing operations	13,551	(927,046)
Net cash provided by investing activities of discontinued operations	—	59
Net cash provided by (used in) investing activities	13,551	(926,987)
Cash flows from financing activities:
Principal payments on long-term debt	(9,844)	(6,295)
Proceeds from issuance of long-term debt	80,000	300,000
Debt financing fees	—	(6,205)
Proceeds from issuance of common stock	46	—
Net cash provided by financing activities of continuing operations	70,202	287,500
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by financing activities	70,202	287,500
Effect of foreign currency exchange rates on cash and cash equivalents	3	(2,269)
Net decrease in cash and cash equivalents	(21,337)	(576,105)
Cash and cash equivalents:
Beginning of period	193,445	893,744
End of period	172,108	317,639
Less: cash and cash equivalents of discontinued operations at end of period	—	7,505
Cash and cash equivalents of continuing operations at end of period	$172,108	$310,134
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$338	$732
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$17,558	$14,050
Fixed asset purchases financed by long-term debt	$19,287	$—
Non-cash financing activities:
Vendor financing obligations	$(9,474)	$—
Capital lease obligations	$(9,813)	$—
Class A common stock issued for repayment of long-term debt	$—	$88,456
Repayment of long-term debt through issuances of Class A common stock	$—	$(88,456)

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

Three Months Ended March 31, 2013 and 2012

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
Balances at December 31, 2011	452,215	$45	839,703	$83	$2,714,634	$2,793	$(1,617,826)	$2,546,309	$3,646,038
Net loss from continuing operations	—	—	—	—	—	—	(182,054)	(378,972)	(561,026)
Net income from discontinued operations	—	—	—	—	—	—	231	812	1,043
Other comprehensive loss	—	—	—	—	—	(822)	—	(1,917)	(2,739)
Issuance of common stock, net of issuance costs, and other capital transactions	40,309	4	—	—	92,547	—	—	(7,638)	84,913
Share-based compensation and other transactions	—	—	—	—	3,826	—	—	1,503	5,329
Balances at March 31, 2012	492,524	$49	839,703	$83	$2,811,007	$1,971	$(1,799,649)	$2,160,097	$3,173,558

Balances at December 31, 2012	691,315	$69	773,733	$77	$3,158,244	$(6)	$(2,346,393)	$1,069,631	$1,881,622
Net loss from continuing operations	—	—	—	—	—	—	(226,953)	(234,935)	(461,888)
Other comprehensive income	—	—	—	—	—	21	—	23	44
Issuance of common stock, net of issuance costs, and other capital transactions	7,857	1	—	—	54,541	—	—	(3,667)	50,875
Share-based compensation and other transactions	—	—	—	—	4,947	—	—	4,694	9,641
Balances at March 31, 2013	699,172	$70	773,733	$77	$3,217,732	$15	$(2,573,346)	$835,746	$1,480,294

See accompanying notes to unaudited condensed consolidated financial statements.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation have been included. The results for the three months ended March 31, 2013 and 2012 do not necessarily indicate the results that may be expected for the full year.

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. In our current 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets.

As of March 31, 2013, we offered our services in 88 markets in the United States. During 2012, we completed the sale of our operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed as discontinued operations.

We need to expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and bring on additional wholesale partners with substantial requirements for additional data capacity to supplement their own services. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators globally, including Sprint, as their next generation wireless technology, on our network.

We have begun deployment of our Time Division Duplex, which we refer to as TDD, LTE network and have approximately 1,300 sites commissioned as of March 31, 2013. We expect to have approximately 2,000 TDD-LTE sites commissioned by the end of June 2013, which will satisfy the initial LTE prepayment milestone under the terms of our amended wholesale agreements with Sprint. Subject to the availability of funding, including proceeds of the interim financing arrangement provided by Sprint, we plan to have approximately 5,000 sites commissioned by the end of the year. Under the amended wholesale agreements with Sprint, we are required to expand our TDD-LTE network to 5,000 sites by no later than June 30, 2014 and 8,000 by the end of 2014.

Proposed Sprint Merger

On December 17, 2012, we entered into an Agreement and Plan of Merger with Sprint, as amended on April 18, 2013, which we refer to as the Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Clearwire Corporation Class A and Class B common stock, which we refer to as Class A Common Stock and Class B Common Stock, respectively, not currently owned by Sprint, SOFTBANK CORP., which we refer to as SoftBank, or their affiliates. The transactions under the Merger Agreement, which we refer to as the Proposed Merger, are subject to a number of conditions, including approval by our stockholders and the closing of the pending merger between Sprint and SoftBank and certain affiliates thereof. At the closing, the outstanding shares of common stock will be canceled and converted automatically into the right to receive $2.97 per share in cash, without interest, which we refer to as the Merger Consideration. Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special meeting that is scheduled to be held on May 21, 2013.

In connection with the Merger Agreement, on December 17, 2012, we entered into a Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with Clearwire Communications LLC, which we refer to as Clearwire Communications, Clearwire Finance Inc., which we refer to as Clearwire Finance, and together, which we refer to as the Issuers, and Sprint, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800 million of 1.00% Exchangeable Notes due 2018, which we refer to as the Sprint Notes, in ten monthly installments of $80.0 million each on the first business day of each month, which we refer to as the Draw Date, beginning January 2013 and through the pendency of the Proposed Merger.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We elected to forego the first two draws (January 2013 and February 2013) under the Note Purchase Agreement which reduced the aggregate principal amount available to $640 million. We have taken the draws for March 2013 and April 2013 under the Note Purchase Agreement, resulting in aggregate proceeds so far of $160 million. In addition, we have provided notice to Sprint of our decision to take the $80 million May 2013 draw under the Note Purchase Agreement. As a result, the aggregate principal amount of additional funding remaining to us under the the Note Purchase Agreement has been reduced to
$400 million.

On February 26, 2013, we entered into an amendment to the Note Purchase Agreement which removed the conditions related to the accelerated build-out agreement between us and Sprint of our wireless broadband network on the last three Draw Dates (in August, September and October 2013) and to permit the Issuers to request financing from Sprint on the last three Draw Dates. For additional discussion concerning the Merger Agreement and the Note Purchase Agreement, see our 2012 Annual Report on Form 10-K.

DISH Proposals

After signing the Merger Agreement, we received an unsolicited, non-binding proposal, which we refer to as the DISH Proposal, from DISH Network Corporation, which we refer to as DISH. The DISH Proposal provides for DISH to purchase certain spectrum assets from us, enter into a commercial agreement with us and acquire up to all of our common stock for $3.30 per share (subject to minimum ownership of at least 25% and granting of certain governance rights) and provide us with financing on specified terms. The DISH Proposal is only a preliminary indication of interest and is subject to numerous material uncertainties and conditions, including the negotiation of multiple contractual arrangements being requested by DISH as well as regulatory approvals.

A special committee of our Board consisting of disinterested directors not appointed by Sprint, which we refer to as the Special Committee, is currently evaluating the DISH Proposal and engaging in discussion with each of DISH and Sprint, as appropriate. The Special Committee has not made any determination to change its recommendation of the Proposed Merger. For additional discussion concerning the DISH Proposal, see our 2012 Annual Report on Form 10-K.

On April 15, 2013, DISH publicly announced that it had submitted a non-binding proposal to the board of directors of Sprint to acquire all of the outstanding Sprint shares for total cash and stock consideration of $25.5 billion. On April 22, 2013,
Sprint announced that its board of directors formed a special committee of independent directors to review and carefully evaluate the proposal received from DISH with its financial and legal advisors. The Special Committee, our management and our board of directors continue to monitor developments relating to this proposal.

Pursuant to the terms of the Proposed Merger, neither us nor Sprint has the right to terminate the Merger Agreement if
Sprint terminates the Agreement and Plan of Merger, dated as of October 15, 2012, as amended, by and among Sprint,
SoftBank, Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc., which we refer to as the Sprint-SoftBank Merger
Agreement, in order to enter into an agreement with respect to an unsolicited superior offer from a third party, which we refer to as a Sprint Superior Offer. Rather, in the event of such a termination of the Sprint-SoftBank Merger Agreement, the Merger
Agreement would remain in effect and Sprint's consummation of the Merger would be conditioned on the consummation of the transaction contemplated by the Sprint Superior Offer. If Sprint enters into an agreement with respect to a Sprint Superior Offer, the termination date of October 15, 2013 under the Merger Agreement is automatically extended to the end date under the agreement relating to the Sprint Superior Offer but may not be extended beyond December 31, 2013 without the our consent.

In connection with the Merger Agreement, Intel Capital Wireless Investment Corporation 2008A, which we refer to as
Intel 2008A, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Comcast Wireless Investment, LLC and BHN
Spectrum, which we collectively refer to as the Voting Agreement Stockholders, entered into an irrevocable voting and support agreement with Clearwire, which we refer to as the Voting and Support Agreement, whereby each Voting Agreement
Stockholder agreed to vote all of the shares of our Common Stock beneficially owned by such Voting Agreement Stockholder in favor of certain proposals being considered in our Proxy Statement filed on April 23, 2013. Pursuant to the terms of the
Voting and Support Agreement, the Voting Agreement Stockholders have the right to terminate the Voting and Support
Agreement as to each of themselves by written notice to Clearwire and Sprint if Sprint has terminated the Sprint-SoftBank
Merger Agreement in order to enter into an agreement with respect to a Sprint Superior Offer.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the Merger Agreement, Sprint and Sprint HoldCo have entered into the Agreement Regarding Right of First Offer with the Voting Agreement Stockholders, which agreement we refer to as the Agreement Regarding Right of First
Offer, pursuant to which if the Merger Agreement is terminated due to the failure of the Clearwire stockholders to adopt the
Merger Agreement and either (i) the Sprint-SoftBank Merger has been consummated, or (ii) the Sprint-SoftBank Merger has been terminated in order for Sprint to enter into an alternative transaction with respect to the Sprint-SoftBank Merger and such alternative transaction has been consummated then each Voting Agreement Stockholder will, upon the occurrence of the events described above, offer to sell to Sprint HoldCo, and Sprint HoldCo will purchase from each Voting Agreement Stockholder, all of the equity securities of Clearwire and Clearwire Communications that such Voting Agreement Stockholder owns at a price per share of Class A Common Stock and Class B Common Stock (together with each corresponding equity security in Clearwire Communications) equal to the Merger Consideration. If a Voting Agreement Stockholder (other than Clearwire) terminates that agreement then the Agreement Regarding Right of First Offer will also terminate as to that party, and each party also has the right to terminate the Agreement Regarding Right of First Offer as to itself if Sprint has terminated the Sprint-SoftBank Merger Agreement in order to enter into an agreement relating to a Sprint Superior Offer. As a result, if Sprint terminates the Sprint-SoftBank Merger Agreement in order to enter into the proposed transaction with DISH, then the Voting Agreement Stockholders may terminate their obligations to vote in favor of certain proposals being considered in our Proxy Statement filed on April 23, 2013 (and so such stockholders may vote their shares of Common Stock in their discretion), and the number of shares of Common Stock that Sprint may be obligated to acquire (and the relevant stockholders may be obligated to sell) pursuant to the Agreement Regarding Right of First Offer may decrease.

Verizon Proposal

On April 8, 2013, we received an unsolicited, non-binding written proposal from Verizon Communications Inc., which we refer to as Verizon, a strategic buyer, in which Verizon offered to acquire our leased spectrum licenses generally located in large markets that cover approximately 5 billion MHz-POPs at a gross price of approximately $1.0 to $1.5 billion, less the underlying spectrum lease obligations, the present value of which could be substantial. We are prohibited by the terms of the Merger Agreement from selling spectrum without the consent of Sprint. The Special Committee will, consistent with its fiduciary duties and in consultation with its independent financial and legal advisors, evaluate this proposal and any other proposal and engage in discussions with each of Verizon and Sprint, as appropriate.

Liquidity Issues

During the three months ended March 31, 2013, we incurred $461.9 million of net losses from continuing operations. We utilized $105.1 million of cash from operating activities of continuing operations and spent $37.5 million of cash on capital expenditures in the improvement and maintenance of our existing networks and for the deployment of our TDD-LTE network.

To date, we have invested heavily in building and maintaining our networks. We have a history of operating losses, and we expect to have significant losses in the future. We do not expect our operations to generate cumulative positive cash flows during the next twelve months.

As of March 31, 2013, we had available cash and short-term investments of approximately $797.4 million. Our current TDD-LTE build plan is to have approximately 2,000 TDD-LTE sites commissioned by the end of June 2013, which would satisfy the initial LTE prepayment milestone under the terms of our amended wholesale agreements with Sprint. Under the amended wholesale agreements with Sprint, we are required to expand our TDD-LTE network to 5,000 sites by June 30, 2014. Subject to the availability of funding under the Note Purchase Agreement, our current TDD-LTE build plan is to expand our TDD-LTE network to 5,000 sites by the end of 2013 in order to maximize our proceeds from the Sprint LTE Prepayment.

Under our current TDD-LTE build plan, we currently expect to satisfy our operating, financing and capital spending needs for the next twelve months using the available cash and short-term investments on hand, including the $160 million aggregate proceeds we received from the March 2013 and April 2013 draws under the Note Purchase Agreement, together with the remaining borrowing capacity available under the Note Purchase Agreement and the proceeds of additional vendor financing. In addition, we have provided notice to Sprint of our decision to take the $80 million May 2013 draw under the Note Purchase Agreement. With the March 2013 and April 2013 draws taken and our plans to take the May 2013 draw, in addition to our election to forego the first two draws available under the Note Purchase Agreement, the aggregate principal amount of additional funding remaining available to us under the Note Purchase Agreement will be reduced to $400 million. Our ability to

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

take the final $400 million in funding available under the Note Purchase Agreement will depend, in part, on whether our shareholders approve the transactions contemplated by the Merger Agreement and the Note Purchase Agreement.

If the Merger Agreement terminates, whether as a result of our shareholders failing to approve the Proposed Merger, or for any other reason, the remaining funding under the Note Purchase Agreement would no longer be available to the Company. Without alternative sources of additional capital, we would have to curtail or suspend substantially all of our TDD-LTE network build plan as currently contemplated to conserve cash. In such case, we forecast that our cash and short-term investments would be depleted sometime in the first quarter of 2014. To conserve cash in the event the Proposed Merger fails to close for any reason, our board of directors is actively considering whether or not to make the June 1, 2013, interest payment on our approximately $4.5 billion of outstanding debt.

If the Proposed Merger fails to close for any reason or the closing takes longer than we expect and as a result, or for any other reason we cannot draw the full $400 million in funding remaining available under the Note Purchase Agreement, we will need to raise substantial additional capital and secure commitments from additional wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner to fully implement our business plans and be able to continue to operate.

The amount of additional capital needed by us if the Proposed Merger fails to close will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. Our capital requirements will largely be predicated on the amount of cash we receive from Sprint for our services beyond the minimum commitments specified in our amended wholesale agreement and whether we secure commitments from new wholesale partners with significant data capacity needs. Each will partially depend on whether our construction of a TDD-LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our mobile WiMAX network beyond 2013. Other factors significantly affecting our capital needs include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance.

Any delays in the deployment of our planned TDD-LTE network, delays in the rollout of LTE services that rely on our network by Sprint or our other wholesale partners or unexpected increases in the costs we incur in deploying our TDD-LTE network would materially increase the additional capital we require for our business. Additionally, if we are unable to secure commitments from additional wholesale partners with significant data capacity needs, our need for additional capital will increase substantially to a level that we may find difficult to obtain.

Whether we would be able to successfully fulfill our additional capital needs in a timely manner is uncertain. If the Merger Agreement terminates, we will likely pursue various alternatives for securing additional capital. These alternatives include, among other things, obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors, or sales of certain of our assets, including excess spectrum. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. Further, unless we are able to secure the required shareholder approvals to increase the number of authorized shares under our Certificate of Incorporation, we may not have enough authorized but unissued shares available to raise sufficient additional capital through an equity financing. With our existing level of indebtedness, including the amount of any financing drawn by us under the Note Purchase Agreement, and our inability to issue additional secured indebtedness under our existing indentures, additional debt financing may not be available on acceptable terms or at all. Even if additional debt financings are available, they could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find difficult to support. We may also look to undertake sales of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner or at all is uncertain.

Additionally, as previously stated, we regularly evaluate our plans and other strategic options, and, if the Merger Agreement terminates, we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also substantially change our capital requirements in the near and/or long term.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If the Merger Agreement terminates and we are unable to raise sufficient additional capital to fulfill our funding needs in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail business to meet our obligations, our business prospects, financial condition and results of operations would likely be materially and adversely affected, and we would be forced to consider all available alternatives, including a financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements
The following accounting pronouncements were issued by the Financial Accounting Standards Board, which we refer to as the FASB, and adopted by the company during the three months ended March 31, 2013:
In January 2013, the FASB issued guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance limits the scope of new balance sheet offsetting disclosures to derivative instruments, including bifurcated embedded derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement of similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities are required to provide the new disclosures retrospectively for all comparative periods. We adopted the guidance on January 1, 2013. As the new guidance only clarified disclosure requirements for specific instruments, the adoption did not have any impact on our financial condition or results of operations.
In February 2013, the FASB issued new accounting guidance on the reporting of amounts reclassified from accumulated other comprehensive income. The guidance is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This includes requiring an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for public entities for annual periods, and interim periods within those periods, beginning after December 15, 2012. We adopted the new guidance on January 1, 2013. As the new guidance only amended the disclosure requirements related to other comprehensive income, the adoption did not have any impact on our financial condition or results of operations.
The following accounting pronouncement was issued by the FASB during the three months ended March 31, 2013:
In March 2013, the FASB issued an update on a parent's accounting for the cumulative translation adjustment, which we refer to as CTA, upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of the update is to resolve the diversity in practice about the appropriate guidance to apply to the release of CTA into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update provides that the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The update should be applied prospectively from the beginning of the fiscal year of adoption. As we have disposed of all of our significant foreign operations during fiscal year 2012, we do not expect that this update will have any impact on our financial condition or results of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.	Investments
Investments as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013				December 31, 2012
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$625,210	$87	$—	$625,297	$675,024	$88	$—	$675,112

4.	Property, Plant and Equipment
Property, plant and equipment, which we refer to as PP&E, as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	Useful	March 31, 2013	December 31, 2012
	Lives (Years)
Network and base station equipment	5 -15	$3,376,541	$3,396,376
Customer premise equipment	2	40,765	45,376
Furniture, fixtures and equipment	3-5	478,894	480,160
Leasehold improvements	Lesser of useful life or lease term	29,669	30,142
Construction in progress	N/A	172,519	156,630
		4,098,388	4,108,684
Less: accumulated depreciation and amortization		(1,978,307)	(1,849,680)
		$2,120,081	$2,259,004

	Three Months Ended March 31,
	2013	2012
Supplemental information (in thousands):
Capitalized interest	$2,791	$2,174
Depreciation expense	$179,992	$173,367
We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At March 31, 2013 and December 31, 2012, we have recorded capital lease assets with an original cost of $122.6 million and $112.8 million, respectively, within Network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at March 31, 2013 included $107.2 million of costs related to completing network projects not yet placed in service, $60.1 million of network and base station equipment not yet assigned to a project and $5.2 million of costs related to information technology, which we refer to as IT, and other corporate projects.
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
During 2012, we solidified our TDD-LTE network architecture, including identifying the sites at which we expect to overlay TDD-LTE technology in the first phase of our deployment. Any projects that are not required to deploy TDD-LTE

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

technology at those sites, or that are no longer viable due to the development of the TDD-LTE network architecture, were abandoned and the related costs written down. In addition, any network equipment not required to support our network deployment plans or sparing requirements were written down to estimated salvage value.
We incurred the following charges associated with PP&E for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Abandonment of network projects no longer meeting strategic network plans	$327	$79,971
Abandonment of corporate projects	87	429
Total loss from abandonment of network and other assets	414	80,400
Charges for excessive and obsolete equipment and other disposals(1)(2)	4,702	58,656
Total losses on property, plant and equipment	$5,116	$139,056

(1)    Included in Cost of goods and services and network costs on the condensed consolidated statements of operations.

(2)	For the three months ended March 31, 2012, $2.3 million related to retail operations is included in Selling, general and administrative expense on the condensed consolidated statements of operations.

5.	Spectrum Licenses
Owned and leased spectrum licenses as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	$3,104,129	$—	$3,104,129	$3,104,129	$—	$3,104,129
Spectrum leases and prepaid spectrum	1,372,097	(250,958)	1,121,139	1,370,317	(237,317)	1,133,000
Pending spectrum and transition costs	12,372	—	12,372	12,492	—	12,492
Total spectrum licenses	$4,488,598	$(250,958)	$4,237,640	$4,486,938	$(237,317)	$4,249,621

	Three Months Ended March 31,
	2013	2012
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$13,761	$14,795

As of March 31, 2013, future amortization of spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2013	$41,254
2014	54,080
2015	53,359
2016	52,676
2017	51,351
Thereafter	868,419
Total	$1,121,139

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Other Intangible Assets
Other intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

		March 31, 2013			December 31, 2012
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	7 years	$108,275	$(88,859)	$19,416	$108,275	$(86,040)	$22,235
Trade names and trademarks	5 years	3,804	(3,297)	507	3,804	(3,106)	698
Patents and other	10 years	3,278	(1,625)	1,653	3,270	(1,543)	1,727
Total other intangibles		$115,357	$(93,781)	$21,576	$115,349	$(90,689)	$24,660
As of March 31, 2013, the future amortization of other intangible assets is expected to be as follows (in thousands):

2013	$9,211
2014	7,738
2015	3,872
2016	327
2017	327
Thereafter	101
Total	$21,576

	Three Months Ended March 31,
	2013	2012
Supplemental Information (in thousands):
Amortization expense	$3,092	$4,058
We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable and accrued expenses:
Accounts payable	$63,128	$83,701
Accrued interest	170,313	42,786
Salaries and benefits	17,417	22,010
Business and income taxes payable	28,941	20,363
Other accrued expenses	5,924	8,995
Total accounts payable and accrued expenses	285,723	177,855
Other current liabilities:
Derivative instruments	7,110	5,333
Deferred revenues(1)	169,567	124,466
Current portion of long-term debt	39,500	36,080
Cease-to-use liability	46,163	48,425
Other	16,661	13,306
Total other current liabilities	279,001	227,610
Total	$564,724	$405,465

(1)    See Note 16, Related Party Transactions, for further detail regarding deferred revenue balances with related parties.
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred rents associated with tower and spectrum leases(1)	$757,224	$717,741
Cease-to-use liability	110,415	114,284
Deferred revenue(1)	—	83,887
Other	46,133	47,441
Total	$913,772	$963,353

(1)    See Note 16, Related Party Transactions, for further detail regarding deferred revenue balances with related parties.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost savings initiatives

In connection with our ongoing cost savings initiatives, since the beginning of 2011, we incurred employee, lease and other contract termination costs and recognized associated accrued liabilities, including a cease-to-use tower lease liability. We had the following activity associated with the cost savings initiatives accrued liabilities for the three months ended March 31, 2013 (in thousands):

Accrued liabilities as of December 31, 2012	$164,451
Costs incurred, excluding non-cash credits	7,935
Cash and share payment	(14,125)
Accrued liabilities as of March 31, 2013	$158,261

8.	Income Taxes

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

Our deferred tax assets primarily represent net operating loss, which we refer to as NOL, carry-forwards associated with Clearwire's operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company. The Company is subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of any pre-change in control NOL carry-forward as well as the ability to use certain unrealized built in losses as future deductions. We believe that a change of control under Section 382 of the Internal Revenue Code did occur in 2011 and 2012 and therefore, we believe that we permanently will be unable to use a significant portion of our NOL carry-forwards that arose before the change in control to offset future income.

We have recognized a deferred tax liability for the difference between the financial statement carrying value and the tax basis of the partnership interest. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in the partnership will not completely reverse within the carry-forward period of the NOLs. The portion of such temporary differences that will reverse within the carry-forward period of the NOLs represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of NOLs, projected future tax losses, and determined that it is appropriate to record a valuation allowance against the portion of our deferred tax assets that are not deemed realizable. The income tax expense reflected in our condensed consolidated statements of operations primarily reflects United States deferred taxes and certain state taxes.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Long-term Debt, Net
Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(25,891)	$2,921,603
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(159,415)	469,835
Sprint Notes	1.00%	N/A(5)	2018	80,000	(78,730)	1,270
Vendor Financing Notes(3)	LIBOR based(2)	6.36%	2014/2015	35,792	—	35,792
Capital lease obligations and other(3)				98,671	—	98,671
Total debt, net				$4,591,207	$(264,036)	4,327,171
Less: Current portion of Vendor Financing Notes and capital lease obligations and other(4)						(39,500)
Total long-term debt, net						$4,287,671
_______________________________________

(1)	Represents weighted average effective interest rate based on quarter-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $13.7 million at March 31, 2013.

(3)	As of March 31, 2013, par amount of approximately $119.3 million is secured by assets classified as Network and base station equipment. The remaining par amount is unsecured.
(4)    Included in Other current liabilities on the consolidated balance sheets.

(5)
The discount on the Sprint Notes is accreted as interest expense on a straight-line basis over the life of the notes due to the magnitude of the initial discount. For further discussion, see Sprint Notes below.

	December 31, 2012
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(27,900)	$2,919,594
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(165,050)	464,200
Vendor Financing Notes(3)	LIBOR based(2)	6.37%	2014/2015	32,056	(51)	32,005
Capital lease obligations and other(3)				91,638	—	91,638
Total debt, net				$4,500,438	$(193,001)	4,307,437
Less: Current portion of Vendor Financing Notes and capital lease obligations and other(4)						(36,080)
Total long-term debt, net						$4,271,357
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $4.6 million at December 31, 2012.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)	As of December 31, 2012, par amount of approximately $118.8 million is secured by assets classified as Network and base station equipment. The remaining par amount is unsecured.

(4)	Included in Other current liabilities on the consolidated balance sheets.

Sprint Notes — As described in Note 1, Description of Business, in connection with the Merger Agreement, Sprint and the Issuers entered into a Note Purchase Agreement on December 17, 2012 in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800 million of 1% Exchangeable Notes maturing on June 1, 2018. Interest on the notes is payable semi-annually in June and December.

Sprint has the right to exchange their notes for Class A Common Stock or Class B Common Stock and Class B Common Interests at the applicable exchange rate at any time prior to the maturity date once (a) the Merger Agreement is terminated or (b) the proposed merger is consummated. The applicable exchange rate is 666.67 shares of Class A Common Stock (or Class B Common Stock and Class B Common Interests) per $1,000 principal, equivalent to an exchange price of approximately $1.50 per share. The exchange rate is subject to adjustments for certain events such as a fundamental change in control and certain dilutive transactions. For purposes of the Sprint Notes, a fundamental change in control does not include transactions with Sprint and its affiliates including the Sprint-SoftBank merger.

The Sprint Notes are guaranteed by this Issuers' existing wholly-owned domestic subsidiaries. The Sprint Notes are expressly subordinated to the 2015 and 2016 senior secured notes; rank equally in right of payments with all the Issuers' and the guarantors' other existing and future senior indebtedness, and senior to any existing and future subordinated indebtedness. The Sprint Notes do not contain any financial or operating covenants.

The Sprint Notes contain a beneficial conversion feature, which we refer to as BCF. A BCF will be recorded if the Company's stock price is greater than the exchange price on the commitment date. Therefore, on the settlement date of each draw of the Sprint Notes, the BCF will be calculated based on the closing price on settlement date less the exchange price of $1.50 per share multiplied by the number of shares of Class A Common Stock issued. The amount of the BCF for each draw is limited to the proceeds received for that draw. The BCF is recognized as a discount to the debt and an increase to Additional paid-in capital on the condensed consolidated balance sheets. The debt discount will be accreted from the date of issuance through the stated maturity into Interest expense on the condensed consolidated statements of operations on a straight-line basis.

Future Payments — For future payments on our long-term debt see Note 12, Commitments and Contingencies.
Interest Expense — Interest expense included in our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest coupon(1)	$130,715	$128,672
Accretion of debt discount and amortization of debt premium, net(2)	12,593	10,188
Capitalized interest	(2,791)	(2,174)
	$140,517	$136,686
_______________________________________

(1)	The three months ended March 31, 2012 includes $2.5 million of coupon interest relating to Exchangeable Notes, which was settled in a non-cash transaction.

(2)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the condensed consolidated balance sheets.

10.	Derivative Instruments
The holders’ exchange rights contained in the 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes, constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 88.9 million shares at March 31, 2013 and December 31, 2012 and mature in 2040.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our condensed consolidated statements of operations. At March 31, 2013 and December 31, 2012, the Exchange Options’ estimated fair value of $7.1 million and $5.3 million, respectively, was reported in Other current liabilities on our condensed consolidated balance sheets. For the three months ended March 31, 2013 and 2012, we recognized losses of $1.8 million and $4.9 million, respectively, from the changes in the estimated fair value in Loss on derivative instruments in our condensed consolidated statements of operations. See Note 11, Fair Value, for information regarding valuation of the Exchange Options.

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
Investments are classified in Level 2 of the valuation hierarchy for securities where quoted prices are available for similar investments in active markets or for identical or similar investments in markets that are not active and we use pricing from independent external valuation sources. Level 2 securities include U.S. Government Agency Discount Notes and U.S. Government Agency Notes.
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
We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price volatility and cost to borrow stock. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility used in computing the fair value of the Exchange Options at March 31, 2013 of 25% is based on the implied volatility of existing stock options, adjusted for our estimates of market participant adjustments for differences in critical terms of the options, liquidity, and other factors related to exchangeable debt instruments. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility at March 31, 2013 could result in a loss of $16.9 million, or a gain of $7.1 million, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at March 31, 2013 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$147,108	$25,000	$—	$172,108
Short-term investments	$325,369	$299,928	$—	$625,297
Other assets — derivative warrant assets	$—	$—	$214	$214
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(7,110)	$(7,110)
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$193,445	$—	$—	$193,445
Short-term investments	$375,743	$299,369	$—	$675,112
Other assets — derivative warrant assets	$—	$—	$211	$211
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(5,333)	$(5,333)
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2013 (in thousands):

	January 1, 2013	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	March 31, 2013	Net Unrealized Gains Included in 2013 Earnings Relating to Instruments Held at March 31, 2013
Other assets:
Derivatives	$211	$—	$3	(1)	$—	$214	$3
Other current liabilities:
Derivatives	(5,333)	—	(1,777)	(1)	—	(7,110)	(1,777)
_____________________________________

(1)	Included in Loss on derivative instruments in the condensed consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2012 (in thousands):

	January 1, 2012	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	March 31, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at March 31, 2012
Other assets:
Derivatives	209	—	5	(1)	—	214	5
Other current liabilities:
Derivatives	(8,240)	1,553	(4,867)	(1)	—	(11,554)	(4,443)
______________________________________

(1)	Included in Loss on derivative instruments in the condensed consolidated statements of operations.
The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
The senior secured notes maturing in 2015, which we refer to as the 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the second-priority secured notes, which we refer to as the Second-Priority Secured Notes and the Exchangeable Notes are classified as Level 2 of the valuation hierarchy. To estimate the fair value of the 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the Second-Priority Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
The Sprint Notes are classified as Level 3 of the valuation hierarchy. A level of subjectivity is applied to estimate the fair value of the Sprint Notes. We use a market approach, benchmarking the price of the Sprint Notes to our Exchangeable notes, adjusting for differences in critical terms such as tenor and strike price of the options as well as liquidity.
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
The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes - 2015	$2,921,603	$3,198,031	$2,919,594	$3,180,238
Senior Secured Notes - 2016	$300,000	$423,375	$300,000	$414,375
Second-Priority Secured Notes	$500,000	$591,875	$500,000	$591,565
Exchangeable Notes(1)	$469,835	$692,452	$464,200	$689,598
Sprint Notes(2)	$1,270	$172,800	$—	$—
Vendor Financing Notes	$35,792	$35,983	$32,005	$31,802
_______________________________________

(1)
Carrying value as of March 31, 2013 and December 31, 2012 is net of $159.4 million and $165.1 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

(2)	Carrying value as of March 31, 2013 is net of $78.7 million discount arising from the BCF.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of March 31, 2013, are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter, including all renewal periods
Long-term debt obligations(1)	$4,492,536	$17,415	$12,068	$2,953,803	$300,000	$500,000	$709,250
Interest payments on long-term debt obligations(1)	2,998,702	511,939	511,627	511,058	156,963	112,713	1,194,402
Operating lease obligations(2)	1,557,781	264,961	363,019	286,576	194,415	124,898	323,912
Operating lease payments for assumed renewal periods(2)	7,856,457	1,434	27,048	105,406	193,629	260,883	7,268,057
Spectrum lease obligations	6,660,622	136,031	182,666	183,224	189,919	205,399	5,763,383
Spectrum service credits and signed spectrum agreements	102,784	4,505	3,019	3,019	3,019	3,019	86,203
Capital lease obligations(3)	140,414	20,284	27,803	26,508	14,486	8,922	42,411
Purchase agreements	130,365	97,541	17,871	6,301	1,899	1,884	4,869
Total	$23,939,661	$1,054,110	$1,145,121	$4,075,895	$1,054,330	$1,217,718	$15,392,487
_____________________________________

(1)	Principal and interest payments beyond 2017 represent potential principal and interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $51.1 million.

(3)	Payments include $41.7 million representing interest.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Spectrum lease payments	$44,483	$43,293
Non-cash spectrum lease expense	25,704	22,199
Amortization of spectrum leases	13,212	14,216
Total spectrum lease expense	$83,399	$79,708
Operating lease expense	$118,995	$119,074

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
Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2013. Charges may apply if these commitments are not satisfied. These charges are included in operating lease obligations in the table above.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at March 31, 2013 was approximately 22 years, including renewal terms. We expect that all renewal periods in our spectrum leases will be renewed by us.

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the three months ended March 31, 2013 and 2012, we satisfied $0.5 million and $1.1 million, respectively, related to these commitments. The maximum remaining commitment at March 31, 2013 is $101.3 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

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

Consumer Purported Class Actions and Investigation(s)
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any ETFs paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys' fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. On May 23, 2012, the Washington Supreme Court issued a decision holding that an ETF is a permissible alternative performance provision. The Court of Appeals has stayed the matter. The parties have agreed to settle the lawsuit. On December 19, 2012, the District Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
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
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the Company's advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire's ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys' fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire's motions, plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court's decision in AT&T Mobility LLC v. Concepcion, No. 09-893, which we refer to as Concepcion, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire's motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. The parties agreed to settle the lawsuit. On December 19, 2012, the District Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. Plaintiffs and Clearwire filed a motion for appeal bond requiring objectors to secure payment of costs in connection with the appeal. The Court of Appeals ordered the objectors to post the appeal bond. Plaintiffs also filed a motion for summary affirmance. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire's network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California's Business and Professions Code Sections 17200 et seq., and violation of California's Consumers' Legal Remedies Act. Plaintiff contends Clearwire's advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire's network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. The parties agreed to settle the lawsuit. On December 19, 2012, the District Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
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
On September 6, 2012, the Washington State Attorney General's Office served on Clearwire Corporation a Civil Investigative Demand pursuant to RCW 19.86.110. The demand seeks information and documents in furtherance of the Attorney General Office's investigation of possible unfair trade practices, failure to properly disclose contractual terms, and misleading advertising. On October 22, 2012, Clearwire responded to the demand. The investigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
In April 2013, Kenneth Lindsay, a former employee and others, filed a purported collective class action lawsuit in U.S. District Court for the District of Minnesota, against Clear Wireless LLC and Workforce Logic LLC. Plaintiffs allege claims individually and on behalf of a purported nationwide collective class under the Fair Labor Standards Act, which we refer to as the FSLA, from April 9, 2010 to present. The lawsuit alleges that defendants violated the FLSA, notably sections 201 and 207 and relevant regulations, regarding failure to pay minimum wage, failure to pay for hours worked during breaks or work performed "off the clock" before, during and after scheduled work shifts, overtime, improper deductions, and improper withholding of wages, commissions and bonuses. Plaintiffs seek back wages, unpaid wages, overtime, liquidated damages, attorney fees and costs. Clearwire will respond to the complaint in due course. The litigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Purported Shareholder Class Actions: Washington Actions

On December 20, 2012 stockholder Joe Kuhnle filed a putative class action lawsuit in the Superior Court of Washington, King County, against the Company and its directors, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Kuhnle Action. The Kuhnle Action alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, and that the Company aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The Kuhnle Action also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, that the deal protection devices favor Sprint to the detriment of the public stockholders, and that the directors of the Company failed to make necessary disclosures in their public filings. The Kuhnle Action seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, a preliminary injunction preventing the Proposed Merger and, should the Proposed Merger be consummated, rescission of the Proposed Merger, and to recover unspecified rescissory and compensatory damages. On January 18, 2013, we and the other defendants collectively filed a motion to dismiss or stay the Kuhnle Action in favor of the prior-filed Delaware actions. On January 18, 2013, we and the other defendants opposed plaintiff's motion to expedite discovery. The Court denied plaintiff's motion to expedite discovery and granted defendants' motion to stay the Kuhnle matter pending resolution of actions in Delaware. On January 22, 2013, the parties stipulated to consolidate the three King County Washington lawsuits--the Kuhnle Action, along with both the Millen Action and the Rowe Action (each discussed further below)--into one matter: In Re Clearwire Corporation Shareholder Litigation. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

13.	Share-Based Payments
As of March 31, 2013, there were 24,976,830 shares available for grant under the Clearwire Corporation 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, performance based RSUs and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional share grants will be granted under the Clearwire Corporation 2007 Stock Compensation Plan or the Clearwire Corporation 2003 Stock Option Plan.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the RSU activity from January 1, 2013 through March 31, 2013 is presented below:

	Restricted Stock Units		Weighted-Average Grant Price
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
Restricted stock units outstanding — January 1, 2013	6,411,835	21,963,607	$1.96	$2.83
Granted	—	11,590,842	—	3.18
Forfeited	(1,691,445)	(209,958)	1.96	2.87
Vested	—	(7,202,207)	—	2.71
Restricted stock units outstanding — March 31, 2013	4,720,390	26,142,284	$1.96	$3.02
As of March 31, 2013, we have total unrecognized compensation cost of approximately $48.4 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.
A summary of option activity from January 1, 2013 through March 31, 2013 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding — January 1, 2013	3,250,605	$14.39
Granted	—	—
Forfeited	(65,166)	16.29
Exercised	(15,000)	3.03
Options outstanding — March 31, 2013	3,170,439	$14.41
Vested and expected to vest —March 31, 2013	3,164,458	$14.42
Exercisable outstanding — March 31, 2013	3,096,657	$14.59
The total unrecognized share-based compensation costs related to non-vested stock options outstanding at March 31, 2013 was approximately $59,000 and is expected to be recognized over a weighted average period of approximately eight months.
Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.
Share-based compensation expense recognized for all plans for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Options	$54	$66
RSUs	9,587	5,263
Total	$9,641	$5,329

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.	Stockholders’ Equity

The following table lists the voting interests in Clearwire as of March 31, 2013:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	30,922,958	4.4%	708,087,860	91.5%	739,010,818	50.2%
Comcast	88,504,132	12.7%	—	—%	88,504,132	6.0%
Bright House	8,474,440	1.2%	—	—%	8,474,440	0.6%
Intel	28,432,066	4.1%	65,644,812	8.5%	94,076,878	6.4%
Other Shareholders	542,838,329	77.6%	—	—%	542,838,329	36.8%
Total	699,171,925	100.0%	773,732,672	100.0%	1,472,904,597	100.0%
_______________________________________

(1)	The holders of Class B Common Stock hold an equivalent number of Class B Common Interests.

Sprint and Intel Corporation, which we refer to as Intel, own shares of Clearwire Class B Common Stock that have equal voting rights to Clearwire's Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of Class B Common Stock. Sprint and Intel hold their economic rights through ownership of Clearwire Communications Class B common interests, which we refer to as Class B Common Interests.
During the first quarter of 2013, we issued a warrant to purchase 2.0 million shares of Class A Common Stock at an exercise price of $1.75 per share related to a spectrum lease agreement. The warrants expire January 29, 2019.

15.	Net Loss Per Share

Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss from continuing operations	$(461,888)	$(561,026)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	234,935	378,972
Net loss from continuing operations attributable to Class A Common Stockholders	(226,953)	(182,054)
Net loss from discontinued operations attributable to Class A Common Stockholders	—	231
Net loss attributable to Class A Common Stockholders	$(226,953)	$(181,823)
Weighted average shares Class A Common Stock outstanding	693,901	458,827
Net loss per share from continuing operations	$(0.33)	$(0.40)
Net loss per share from discontinued operations	—	—
Net loss per share	$(0.33)	$(0.40)
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended March 31, 2013, shares issuable upon the exchange of Class B Common Interests together with Class B Common Stock for Class A Common Stock were excluded in the computation of diluted net loss per share as their inclusion would have been antidilutive.
Net loss per share attributable to holders of Class A Common Stock on a diluted basis is calculated based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss from continuing operations attributable to Class A Common Stockholders	$(226,953)	$(182,054)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	—	(378,972)
Tax adjustment resulting from dissolution of Clearwire Communications	—	(9,380)
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(226,953)	(570,406)
Net loss from discontinued operations available to Class A Common Stockholders	—	231
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	—	812
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	—	1,043
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	$(226,953)	$(569,363)
Weighted average shares Class A Common Stock outstanding	693,901	458,827
Weighted average shares converted from Class B Common Stock outstanding	—	839,703
Total weighted average shares Class A Common Stock outstanding (diluted)	693,901	1,298,530
Net loss per share from continuing operations	$(0.33)	$(0.44)
Net loss per share from discontinued operations	—	—
Net loss per share	$(0.33)	$(0.44)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Class B common stock	773,733	—
Exchangeable Notes conversion shares	88,887	100,363
Sprint Notes conversion shares	18,370	—
Stock options	3,199	4,542
Restricted stock units	26,968	15,387
Warrants	1,775	1,467
	912,932	121,759
We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

16.	Related Party Transactions
We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Comcast, Time Warner Cable, Bright House, Eagle River, and Ericsson Inc., all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our condensed consolidated financial statements (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$13,817	$17,227
Prepaid assets and other assets	$5,738	$5,943
Accounts payable and accrued expenses	$14,799	$8,223
Other current liabilities:
Cease-to-use	$5,711	$5,497
Deferred revenue	$139,980	$96,161
Other	$5,720	$5,642
Other long-term liabilities:
Cease-to-use	$38,108	$36,793
Deferred revenue	$—	$83,887
Deferred rent	$63,433	$32,213
Other	$1,411	$2,821

	Three Months Ended March 31,
	2013	2012
Revenue	$112,917	$117,391
Cost of goods and services and network costs (inclusive of capitalized costs)	$38,615	$35,407
Selling, general and administrative (inclusive of capitalized costs)	$12,999	$11,233
Proposed Sprint Merger Agreement — On December 17, 2012, we entered into a Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Class A and Class B Common stock not currently owned by Sprint. See Note 1, Description of Business, for further information.
Note Purchase Agreement — In connection with the Merger Agreement, on December 17, 2012, we and certain of our subsidiaries also entered into the Note Purchase Agreement, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800 million of 1.00% exchangeable notes due 2018, in ten monthly installments of $80.0 million each. We elected to forego the first two draws (January 2013 and February 2013) under the Note Purchase Agreement which reduced the aggregate principal amount available to $640 million. On March 1, 2013 we elected to take the draw and received $80.0 million from Sprint. In addition, subsequent to March 31, 2013, we elected to take the April draw and have provided notice to Sprint of our intent to take the May 2013 draw. See Note 1, Description of Business, for further information.
Rollover Notes — In connection with the issuance of the 2015 Senior Secured Notes on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes. From time to time, other related parties may hold our debt, and as debtholders, would be entitled to receive interest payments from us.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through two wholly-owned subsidiaries, Sprint HoldCo LLC and SN UHC 1, Inc., owns the largest interest in Clearwire with an effective voting and economic interest of approximately 50.2%, and Intel owns voting and economic interest in Clearwire of 6.4%. After the conversion of their Class B Common Interests and corresponding number of Class B Common Stock into Class A Common Stock, Comcast Corporation, which we refer to as Comcast, and Bright House Networks LLC, which we refer to as Bright House, together own voting interests in Clearwire of approximately 6.6% at March 31, 2013.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sprint Wholesale relationship
Under the November 2011 4G MVNO Amendment Sprint is paying us a fixed amount for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2013, a portion of which will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint on January 3, 2012, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note has an aggregate principal amount of $150.0 million and bears interest of 11.5% per annum. On January 2, 2013, we offset $83.6 million of principal and related accrued interest to reduce the principal amount we owe to Sprint under the promissory note to $75.0 million maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the 4G MVNO Agreement, as amended. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it is treated as deferred revenue for accounting purposes, and associated interest costs is being recorded as a reduction to the payable by Sprint for unlimited WiMAX service in calendar year 2013.
As part of the 4G MVNO Agreement, we also agreed to usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012. We also agreed that Sprint may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
For the three months ended March 31, 2013 and 2012, we received $75.0 million and $76.6 million, respectively, from Sprint for 4G broadband wireless services. During the three months ended March 31, 2013 and 2012, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the three months ended March 31, 2013 and 2012, we paid $0.6 million and $1.5 million, respectively, to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. Either party may terminate the lease by providing a 30 days notice of termination. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the three months ended March 31, 2013 and 2012, we made rent payments under this agreement of $16.8 million, and $14.3 million, respectively.
During the first quarter of 2013, we amended the Master Site Agreement pursuant to which Sprint will reimburse us for certain incremental expenses we will incur as a result of Sprint decommissioning its iDEN sites where we are co-located and actively operating. Sprint will reimburse us for certain incremental expenses in cash, and in some cases we will provide a corresponding service credit to be applied against our 2014 usage based billing to Sprint. In addition, we plan to assume the leases on select towers and while we renegotiate the leases with the landlord, Sprint will continue to pay the monthly rent under the existing leases. We will reimburse Sprint for the amounts paid on our behalf through either a service credit to be applied against our 2014 usage based billing or cash. As of March 31, 2013, we have a receivable of $2.8 million and a service credit included in deferred revenue of $5.2 million.
Ericsson, Inc — Ericsson provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our Board of Directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the three months ended March 31, 2013 and 2012, we paid $21.6 million and $19.5 million, respectively, to Ericsson for network management services.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial conditions and liquidity position for the three months ended March 31, 2013 and 2012, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.
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

Overview

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. As of March 31, 2013, we offered our services in 88 markets in the United States covering an estimated 136.1 million people, including an estimated 133.9 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets. We ended the quarter with approximately 1.5 million retail and 7.9 million wholesale subscribers. Our 4G MVNO agreement with Sprint provides for unlimited WiMAX service to Sprint retail customers in exchange for fixed payments in 2013, so fluctuations in the wholesale subscriber base will not necessarily correlate to wholesale revenue. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses, and seeking additional strategic opportunities for our current business.

We need to expand our revenue base by increasing sales to our existing wholesale partners and bringing on other significant wholesale partners. In addition, to be successful, we believe it is necessary that we deploy Long Term Evolution, which we refer to as LTE technology, which is currently being adopted by most wireless operators globally as their next generation wireless technology.
We believe that, as the demand for mobile broadband services continues its rapid growth, Sprint and other service providers will find it difficult, if not impossible, to satisfy their customers' demands with their existing spectrum holdings. By deploying Time Division Duplex, which we refer to as TDD, LTE, we intend to take advantage of our leading spectrum position to offer substantial additional data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
Initially, we plan to overlay 2,000 of our existing mobile WiMAX sites with TDD-LTE over 20 MHz-wide channels by June 30, 2013, and a total of approximately 5,000 sites by the end of the year. We refer to this plan as our current TDD-LTE build plan. We are focusing primarily on sites in densely populated urban areas where we currently experience the highest concentration of usage of our mobile WiMAX services, although we will also consider sites in other areas where Sprint and other current and future wholesale partners express a need for excess data capacity and where we believe we will be most likely

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

to generate substantial revenues. We have begun deployment of our TDD-LTE network and have approximately 1,300 sites commissioned as of March 31, 2013. Currently, we plan to operate TDD-LTE on approximately 8,000 sites by the end of 2014. Our planned deployment of the initial 2,000 sites by June 30, 2013 will satisfy the initial LTE prepayment milestone under the terms of the 4G MVNO agreement.
If our proposed merger with Sprint does not close, the success of our current plans will depend to a large extent on whether we succeed in the following areas: maintaining or expanding our relationship and business with Sprint, adding new wholesale partners with substantial requirements for additional data capacity to supplement their own services and generating or exceeding the revenue levels we currently expect for that portion of our business; maintaining our retail base and revenues while continuing to realize the benefits from cost savings initiatives; deploying TDD-LTE technology on our network; and raising additional capital. Our ability to satisfy the requirements of our current plans in each of these areas remains uncertain. Given this uncertainty, we regularly review our current plans and other strategic options, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business and maximize shareholder value.

Merger Agreement

On December 17, 2012, we entered into an Agreement and Plan of Merger with Sprint, as amended on April 18, 2013, which we refer to as the Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Clearwire Corporation Class A and Class B common stock, which we refer to as Class A Common Stock and Class B Common Stock, respectively, not currently owned by Sprint, SOFTBANK CORP., which we refer to as SoftBank, or their affiliates. The transactions under the Merger Agreement, which we refer to as the Proposed Merger, are subject to a number of conditions, including approval by our stockholders and the closing of the pending merger between Sprint and SoftBank and certain affiliates thereof. At the closing, the outstanding shares of common stock will be canceled and converted automatically into the right to receive $2.97 per share in cash, without interest, which amount we refer to as the Merger Consideration. Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special meeting that is scheduled to be held on May 21, 2013.

In connection with the Merger Agreement, on December 17, 2012, we entered into a Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with Clearwire Communications LLC, which we refer to as Clearwire Communications, Clearwire Finance Inc., which we refer to as Clearwire Finance, and together with Clearwire Communications, which we refer to as the Issuers, and Sprint, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800 million of 1.00% Exchangeable Notes due 2018, which we refer to as the Sprint Notes, in ten monthly installments of $80.0 million each on the first business day of each month, which we refer to as the Draw Date, beginning January 2013 and through the pendency of the Proposed Merger.

We elected to forego the first two draws (January 2013 and February 2013) under the Note Purchase Agreement which reduced the aggregate principal amount available to $640 million. We have taken the draws for March 2013 and April 2013 under the Note Purchase Agreement, resulting in aggregate proceeds so far of $160 million. In addition, we have provided notice to Sprint of our decision to take the $80 million May 2013 draw under the Note Purchase Agreement. As a result, the aggregate principal amount of additional funding remaining to us under the the Note Purchase Agreement has been reduced to $400 million.

On February 26, 2013, we entered into an amendment to the Note Purchase Agreement which removed the draw conditions related to an accelerated build-out agreement being reached by Sprint and us on the last three draw dates (in August, September and October 2013) to permit the issuers to request financing from Sprint on the last three draw dates, subject to the satisfaction of the remaining conditions. For additional discussion concerning the Merger Agreement and the Note Purchase Agreement, see our 2012 Annual Report on Form 10-K.

DISH Proposals

After signing the Merger Agreement, we received an unsolicited, non-binding proposal, which we refer to as the DISH Proposal, from DISH Network Corporation, which we refer to as DISH. The DISH Proposal provides for DISH to purchase certain spectrum assets from us, enter into a commercial agreement with us and acquire up to all of our common stock for $3.30 per share (subject to minimum ownership of at least 25% and granting of certain governance rights) and provide us with

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

financing on specified terms. The DISH Proposal is only a preliminary indication of interest and is subject to numerous material uncertainties and conditions, including the negotiation of multiple contractual arrangements being requested by DISH as well as regulatory approvals.

A special committee of our Board consisting of disinterested directors not appointed by Sprint, which we refer to as the Special Committee, is currently evaluating the DISH Proposal and engaging in discussion with each of DISH and Sprint, as appropriate. The Special Committee has not made any determination to change its recommendation of the Proposed Merger. For additional discussion concerning the DISH Proposal, see our 2012 Annual Report on Form 10-K.

On April 15, 2013, DISH publicly announced that it had submitted a non-binding proposal to the board of directors of Sprint to acquire all of the outstanding Sprint shares for total cash and stock consideration of $25.5 billion. On April 22, 2013, Sprint announced that its board of directors formed a special committee of independent directors to review and carefully evaluate the proposal received from DISH with its financial and legal advisors. The Special Committee, our management and our board of directors continue to monitor developments relating to this proposal.

Pursuant to the terms of the Proposed Merger, neither us nor Sprint has the right to terminate the Merger Agreement if Sprint terminates the Agreement and Plan of Merger, dated as of October 15, 2012, as amended, by and among Sprint, SoftBank, Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc., which we refer to as the Sprint-SoftBank Merger
Agreement, in order to enter into an agreement with respect to an unsolicited superior offer from a third party, which we refer to as a Sprint Superior Offer. Rather, in the event of such a termination of the Sprint-SoftBank Merger Agreement, the Merger Agreement would remain in effect and Sprint's consummation of the Merger would be conditioned on the consummation of the transaction contemplated by the Sprint Superior Offer. If Sprint enters into an agreement with respect to a Sprint Superior Offer, the termination date of October 15, 2013 under the Merger Agreement is automatically extended to the end date under the agreement relating to the Sprint Superior Offer but may not be extended beyond December 31, 2013 without the our consent.

In connection with the Merger Agreement, Intel Capital Wireless Investment Corporation 2008A, which we refer to as Intel 2008A, Intel Capital Corporation, Intel Capital (Cayman) Corporation, Comcast Wireless Investment, LLC and BHN Spectrum, which we collectively refer to as the Voting Agreement Stockholders, entered into an irrevocable voting and support agreement with Clearwire, which we refer to as the Voting and Support Agreement, whereby each Voting Agreement Stockholder agreed to vote all of the shares of our Common Stock beneficially owned by such Voting Agreement Stockholder in favor of certain proposals being considered in our Proxy Statement filed on April 23, 2013. Pursuant to the terms of the Voting and Support Agreement, the Voting Agreement Stockholders have the right to terminate the Voting and Support Agreement as to each of themselves by written notice to Clearwire and Sprint if Sprint has terminated the Sprint-SoftBank Merger Agreement in order to enter into an agreement with respect to a Sprint Superior Offer.

In connection with the Merger Agreement, Sprint and Sprint HoldCo have entered into the Agreement Regarding Right of First Offer with the Voting Agreement Stockholders, which agreement we refer to as the Agreement Regarding Right of First Offer, pursuant to which if the Merger Agreement is terminated due to the failure of the Clearwire stockholders to adopt the Merger Agreement and either (i) the Sprint-SoftBank Merger has been consummated, or (ii) the Sprint-SoftBank Merger has been terminated in order for Sprint to enter into an alternative transaction with respect to the Sprint-SoftBank Merger and such alternative transaction has been consummated then each Voting Agreement Stockholder will, upon the occurrence of the events described above, offer to sell to Sprint HoldCo, and Sprint HoldCo will purchase from each Voting Agreement Stockholder, all of the equity securities of Clearwire and Clearwire Communications that such Voting Agreement Stockholder owns at a price per share of Class A Common Stock and Class B Common Stock (together with each corresponding equity security in Clearwire Communications) equal to the Merger Consideration. If a Voting Agreement Stockholder (other than Clearwire) terminates that agreement then the Agreement Regarding Right of First Offer will also terminate as to that party, and each party also has the right to terminate the Agreement Regarding Right of First Offer as to itself if Sprint has terminated the Sprint-SoftBank Merger Agreement in order to enter into an agreement relating to a Sprint Superior Offer. As a result, if Sprint terminates the Sprint-SoftBank Merger Agreement in order to enter into the proposed transaction with DISH, then the Voting Agreement Stockholders may terminate their obligations to vote in favor of certain proposals being considered in our Proxy Statement filed on April 23, 2013 (and so such stockholders may vote their shares of Common Stock in their discretion), and the number of shares of Common Stock that Sprint may be obligated to acquire (and the relevant stockholders may be obligated to sell) pursuant to the Agreement Regarding Right of First Offer may decrease.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Verizon Proposal

On April 8, 2013, we received an unsolicited, non-binding written proposal from Verizon Communications Inc., which we refer to as Verizon, a strategic buyer, in which Verizon offered to acquire our leased spectrum licenses generally located in large markets that cover approximately 5 billion MHz-POPs at a gross price of approximately $1.0 to $1.5 billion, less the underlying spectrum lease obligations, the present value of which could be substantial. We are prohibited by the terms of the Merger Agreement from selling spectrum without the consent of Sprint. The Special Committee will, consistent with its fiduciary duties and in consultation with its independent financial and legal advisors, evaluate this proposal and any other proposal and engage in discussions with each of Verizon and Sprint, as appropriate.

Liquidity and Capital Resource Requirements

During the three months ended March 31, 2013, we incurred $461.9 million of net losses from continuing operations. We utilized $105.1 million of cash from operating activities of continuing operations and spent $37.5 million of cash on capital expenditures in the improvement and maintenance of our existing networks and for the deployment of our TDD-LTE network.

To date, we have invested heavily in building and maintaining our networks. We have a history of operating losses, and we expect to have significant losses in the future. We do not expect our operations to generate cumulative positive cash flows during the next twelve months.

As of March 31, 2013, we had available cash and short-term investments of approximately $797.4 million. Our current TDD-LTE build plan is to have approximately 2,000 TDD-LTE sites commissioned by the end of June 2013, which would satisfy the initial LTE prepayment milestone under the terms of our amended wholesale agreements with Sprint. Under the amended wholesale agreements with sprint, we are required to expand our TDD-LTE network to 5,000 sites by June 30, 2014. Subject to the availability of funding under the Note Purchase Agreement, our current TDD-LTE build plan is to expand our TDD-LTE network to 5,000 sites by the end of 2013 in order to maximize our proceeds from the Sprint LTE Prepayment.

Under our current TDD-LTE build plan, we currently expect to satisfy our operating, financing and capital spending needs for the next twelve months using the available cash and short-term investments on hand, including the $160 million aggregate proceeds we received from the March 2013 and April 2013 draws under the Note Purchase Agreement, together with the remaining borrowing capacity available under the Note Purchase Agreement and the proceeds of additional vendor financing. In addition, we have provided notice to Sprint of our decision to take the $80 million May 2013 draw under the Note Purchase Agreement. With the March 2013 and April 2013 draws taken and our plans to take the May 2013 draw, in addition to our election to forego the first two draws available under the Note Purchase Agreement, the aggregate principal amount of additional funding remaining available to us under the Note Purchase Agreement will be reduced to $400 million. Our ability to take the final $400 million in funding available under the Note Purchase Agreement will depend, in part, on whether our shareholders approve the transactions contemplated by the Merger Agreement and the Note Purchase Agreement.

If the Merger Agreement terminates, whether as a result of our shareholders failing to approve the Proposed Merger, or for any other reason, the remaining funding under the Note Purchase Agreement would no longer be available to the Company. Without alternative sources of additional capital, we would have to curtail or suspend substantially all of our TDD-LTE network build plan as currently contemplated to conserve cash. In such case, we forecast that our cash and short-term investments would be depleted sometime in the first quarter of 2014. To conserve cash in the event the Proposed Merger fails to close for any reason, our board of directors is actively considering whether or not to make the June 1, 2013, interest payment on our approximately $4.5 billion of outstanding debt.

If the Proposed Merger fails to close for any reason or the closing takes longer than we expect and as a result, or for any other reason we cannot draw the full $400 million in funding remaining available under the Note Purchase Agreement, we will need to raise substantial additional capital and secure commitments from additional wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner to fully implement our business plans and be able to continue to operate.
The amount of additional capital needed by us if the Proposed Merger fails to close will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. Our capital requirements will largely be

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

predicated on the amount of cash we receive from Sprint for our services beyond the minimum commitments specified in our amended wholesale agreement and whether we secure commitments from new wholesale partners with significant data capacity needs. Each will partially depend on whether our construction of an TDD-LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our mobile WiMAX network beyond 2013. Other factors significantly affecting our capital needs include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance.

Any delays in the deployment of our planned TDD-LTE network, delays in the rollout of TDD-LTE services that rely on our network by Sprint or our other wholesale partners or unexpected increases in the costs we incur in deploying our TDD-LTE network would materially increase the additional capital we require for our business. Additionally, if we are unable to secure commitments from additional wholesale partners with significant data capacity needs, our need for additional capital will increase substantially to a level that we may find difficult to obtain.

Whether we would be able to successfully fulfill our additional capital needs in a timely manner is uncertain. If the Merger Agreement terminates, we will likely pursue various alternatives for securing additional capital. These alternatives include, among other things, obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors, or sales of certain assets, including excess spectrum. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. Further, unless we are able to secure the required shareholder approvals to increase the number of authorized shares under our Certificate of Incorporation, we may not have enough authorized but unissued shares available to raise sufficient additional capital through an equity financing. With our existing level of indebtedness, including the amount of any financing drawn by us under the Note Purchase Agreement, and our inability to issue additional secured indebtedness under our existing indentures, additional debt financing may not be available on acceptable terms or at all. Even if additional debt financings are available, they could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find difficult to support. We may also look to undertake sales of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner or at all is uncertain.

Additionally, as previously stated, we regularly evaluate our plans and other strategic options, and, if the Merger Agreement terminates, we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also substantially change our capital requirements in the near and/or long term.

If the Merger Agreement terminates and we are unable to raise sufficient additional capital to fulfill our funding needs in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail business to meet our obligations, our business prospects, financial condition and results of operations would likely be materially and adversely affected, and we would be forced to consider all available alternatives, including a financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.

There have been no significant changes to our critical accounting policies during the three months ended March 31, 2013 as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Results of Operations
The following table sets forth operating data for the periods presented (in thousands, except percentages).

			Percentage Change
	Three Months Ended March 31,
	2013	2012
Revenues:
Retail revenues	$202,997	$204,810	(0.9)%
Wholesale revenues	114,917	117,821	(2.5)%
Other revenues	128	8	N/M
Total revenues	318,042	322,639	(1.4)%
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	213,181	263,790	(19.2)%
Selling, general and administrative expense	141,101	142,655	(1.1)%
Depreciation and amortization	183,633	177,973	3.2%
Spectrum lease expense	83,399	79,708	4.6%
Loss from abandonment of network and other assets	414	80,400	(99.5)%
Total operating expenses	621,728	744,526	(16.5)%
Operating loss	(303,686)	(421,887)	28.0%
Other income (expense):
Interest income	378	264	43.2%
Interest expense	(140,517)	(136,686)	(2.8)%
Loss on derivative instruments	(1,774)	(4,862)	63.5%
Other income (expense), net	336	(13,268)	N/M
Total other expense, net	(141,577)	(154,552)	8.4%
Loss from continuing operations before income taxes	(445,263)	(576,439)	22.8%
Income tax (provision) benefit	(16,625)	15,413	207.9%
Net loss from continuing operations	(461,888)	(561,026)	17.7%
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	234,935	378,972	(38.0)%
Net loss from continuing operations attributable to Clearwire Corporation	(226,953)	(182,054)	(24.7)%
Net loss from discontinued operations attributable to Clearwire Corporation	—	231	100.0%
Net loss attributable to Clearwire Corporation	$(226,953)	$(181,823)	(24.8)%
Revenues

Retail revenues are primarily generated from subscription fees for our 4G and Pre-4G services, as well as from sales of 4G devices. Wholesale revenues are primarily generated from service fees for our 4G services.

The decrease in retail revenues for the three months ended March 31, 2013 as compared to the same periods in 2012 is due primarily to the availability of lower fixed price plans in our no-contract retail offerings and the elimination of other ancillary fees that were associated with contract plans, partially offset by growth in our subscriber base and the sale of customer premises equipment, which we refer to as CPE.

Wholesale revenue during the three months ended March 31, 2013 compared to the same period in the prior year in 2012 decreased slightly due to the amount of the fixed pricing due from Sprint under the 4G MVNO agreement. Sprint is a significant wholesale customer of our 4G wireless broadband services. During the three months ended March 31, 2013 and

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

2012, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues. Due to the significance of wholesale revenue from Sprint to total revenues, we currently expect total wholesale revenues from WiMAX for 2013 to be comparable to those in 2012. Therefore, in order to grow our revenues beyond the fixed fees for WiMAX services in 2013, we are focusing our efforts on deploying our TDD-LTE network and leveraging that network to add new wholesale partners and to generate usage-based revenue from Sprint under the 4G MVNO agreement.
Cost of Goods and Services and Network Costs (exclusive of depreciation and amortization)

Cost of goods and services and network costs primarily includes tower and network costs, cost of goods sold, cost of services and provision for excessive and obsolete equipment. Tower costs include rents, utilities, and backhaul, which is the transporting of data traffic between distributed sites and a central point in the market or Point of Presence, which we refer to as POP. Network costs primarily consist of network repair and maintenance costs, rent for POP facilities and costs to transport data traffic between POP sites. Cost of goods sold include the cost of CPE sold to subscribers, and cost of services include, among other things, costs incurred to provide 3G wireless services to our dual-mode customers.

The change in Cost of goods and services and network costs during the three months ended March 31, 2013 as compared to the same period in 2012 resulted primarily from a decrease in the charges for excessive and obsolete equipment. The charges related to the provision for excessive and obsolete equipment were $4.7 million for the three months ended March 31, 2013 compared to $56.4 million for the same period in 2012 driven primarily by a decrease in the charges for network equipment not required to support our network deployment plans or sparing requirements which were identified as we solidified our TDD-LTE network architecture.

Tower and network costs decreased slightly during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to lower charges incurred related to the recognition of cease-to-use liabilities. This decrease was partially offset by higher CPE costs incurred during the three months ended March 31, 2013 compared to the same period in 2012 due to our no contract business model, which requires new retail customers to purchase the equipment.

In 2013, we expect costs of goods and services and network costs, excluding the impact of charges related to recognition of cease-to-use liabilities, if any, to increase slightly as we add TDD-LTE to our existing network.
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

The decrease in SG&A expenses for the three months ended March 31, 2013 as compared to the same periods in 2012 is primarily due to lower sales and marketing expenses, call center expense and 2012 write-down of retail store leasehold improvements offset by higher general and administrative expenses, including merger related costs, employee related costs and commissions.

We expect total SG&A expense, excluding merger related costs, to remain consistent throughout 2013.
Depreciation and Amortization

Depreciation and amortization expense primarily represents depreciation recorded on property, plant and equipment, which we refer to as PP&E, and amortization of intangible assets. The increase during the three months ended March 31, 2013 as compared to the same periods in 2012 is primarily a result of an increase in depreciation beginning in July 2012 resulting from a change in estimated useful lives for a portion of WiMAX network equipment that we are planning to change or upgrade during our deployment of TDD-LTE technology. This increase was partially offset by a decrease in depreciation and amortization as the amount of leased CPE subject to depreciation continues to decline because we have discontinued the option for our new retail customers to lease equipment in favor of a purchase-only model.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

We expect depreciation and amortization in 2013 to increase as compared with 2012 due to the change in estimated useful lives of certain Network and base station equipment as described above and as we add new PP&E assets during 2013 with the deployment of our TDD-LTE network.

Spectrum Lease Expense

Total spectrum lease expense recorded was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Spectrum lease payments	$44,483	$43,293
Non-cash spectrum lease expense	25,704	22,199
Amortization of spectrum leases	13,212	14,216
Total spectrum lease expense	$83,399	$79,708

Total spectrum lease expense increased $3.7 million for the three months ended March 31, 2013 as compared to the same period in 2012 as a result of the renewal of spectrum leases held by us at higher rates.

While we do not expect to add a significant number of new spectrum leases in 2013, we do expect our spectrum lease expense to increase. As we renew the existing leases, they are replaced with new leases, usually at a higher lease cost per month, but with longer terms.
Loss from Abandonment of Network and Other Assets

We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. During the first quarter of 2012, we solidified our TDD-LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment. As a result, we evaluated the costs included in construction in progress in conjunction with those network deployment plans. Any projects that are not required to deploy TDD-LTE technology at those sites, or that are no longer viable due to the development of the TDD-LTE network architecture were abandoned and the related costs written down. This assessment resulted in the write-downs of network equipment and cell site development costs of $0.3 million and $80.0 million during the three months ended March 31, 2013 and 2012, respectively.

As we continue to revise our business plans in response to changes in our strategy and funding availability, additional assets could be identified for abandonment, for which there could be associated write-downs.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Interest Expense
Interest expense recorded was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Senior secured notes	$104,412	$100,548
Second-priority secured notes	15,287	15,254
Exchangeable notes	19,038	20,437
Sprint Notes	1,337	—
Vendor financing notes	561	735
Capital lease obligations	2,673	1,886
Total interest expense on debt	143,308	138,860
Less: capitalized interest	(2,791)	(2,174)
Total interest expense	$140,517	$136,686

	Three Months Ended March 31,
	2013	2012
Interest coupon (1)	$130,715	$128,672
Accretion of debt discount and amortization of debt premium, net	12,593	10,188
Capitalized interest	(2,791)	(2,174)
Total interest expense	$140,517	$136,686

(1)	For the three months ended March 31, 2012, includes $2.5 million of coupon interest relating to Exchangeable Notes which was settled in the non-cash exchange transaction.

The increase in interest expense and interest coupon for the three months ended March 31, 2013 as compared to the same periods in 2012 is due primarily to a full quarter's interest during 2013 on the $300.0 million senior secured note issued during the first quarter of 2012, the addition of $80.0 million of Sprint Notes in March 2013 and increased balances of capital lease obligations. In addition, the amount of interest capitalized during 2013 increased due to the TDD-LTE network build during the current year as compared to 2012.

As a result of the draws on the Sprint Notes in 2013, we expect interest cost, including the accretion of debt discount, to increase in 2013 relative to 2012. We also expect the amount of interest capitalized to increase as we begin to deploy TDD-LTE technology on our network.
Loss on Derivative Instruments

In connection with the issuance of the Exchangeable Notes in December 2010, we recognized derivative liabilities relating to the exchange options embedded in those notes, which we refer to as the Exchange Options. The change in estimated fair value of the Exchange Options is required to be recognized in earnings during the period. For the three months ended March 31, 2013, we recorded a loss of $1.8 million for the change in estimated fair value of the Exchange Options compared to a loss of $4.9 million for the three months ended March 31, 2012.

We expect the loss on derivative instruments to fluctuate in 2013 due to the sensitivity of the estimated fair value of the Exchange Options to valuation inputs such as stock price and volatility. See Item 3, Quantitative and Qualitative Disclosures About Market Risk - Stock Price Risk.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Other Expense, net

Other expense, net for the three months ended March 31, 2012 is primarily composed of the loss of $10.1 million recorded in connection with the repurchase of $100.0 million in aggregate principal amount of our 8.25% exchangeable notes due 2040, which we refer to as Exchangeable Notes, in March 2012 using the proceeds from the sale of an equivalent amount of Class A Common Stock.
Income Tax Benefit (Provision)

The resulting income tax expense for the three months ended March 31, 2013 as compared to the same periods in 2012 is primarily due to a deferred tax expense recorded to reflect an increase in the valuation allowance relating to a change in management's estimate of future realization of net operating losses generated prior to 2013. The decrease to the deferred tax asset caused an increase in the net deferred liability for our continuing operations.

Non-controlling Interests in Net Loss from Continuing Operations of Consolidated Subsidiaries

  The non-controlling interests in net loss from continuing operations represent the allocation of a portion of the consolidated net loss from continuing operations to the non-controlling interests in consolidated subsidiaries based on the ownership by Sprint, and Intel Corporation of Clearwire Communications LLC Class B common units, which we refer to as Class B Common Units. During the second half of 2012, Comcast Corporation, Time Warner Cable Inc. and BHN Spectrum Investments, LLC converted their Class B Common Units and a corresponding number of Clearwire Corporation Class B common stock, which we refer to as Class B Common Stock, for an equal number of Class A Common Stock, which decreased the non-controlling interests' percentage ownership share in net loss from continuing operations.

Cash Flow Analysis
The following table presents a summary of our cash flows and beginning and ending cash balances for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash (used in) provided by operating activities	$(105,093)	$65,651
Net cash provided by (used in) investing activities	13,551	(926,987)
Net cash provided by financing activities	70,202	287,500
Effect of foreign currency exchange rates on cash and cash equivalents	3	(2,269)
Total net decrease in cash and cash equivalents	(21,337)	(576,105)
Cash and cash equivalents at beginning of period	193,445	893,744
Cash and cash equivalents at end of period	172,108	317,639
Less: cash and cash equivalents of discontinued operations at end of period	—	7,505
Cash and cash equivalents of continuing operations at end of period	$172,108	$310,134
Operating Activities

Net cash used in operating activities increased $170.7 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to a decrease in deferred revenues balances. During the first quarter of 2012, we received $150.0 million payment from Sprint, which was recorded as a deferred revenue, while there was no corresponding payment during the first quarter of 2013.

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

Investing Activities

During the three months ended March 31, 2013, net cash provide by investing activities increased $940.5 million as compared to the same period in 2012. This change is due primarily to a $953.8 million decrease in net purchases, year over year, of available-for-sale securities which are invested in short-term investments consisting principally of United States Government and Agency Issues, which was partially offset by an increase of approximately $15.6 million in cash paid for PP&E. During 2013 our focus has been on building our TDD-LTE network.
Financing Activities

Net cash provided by financing activities decreased $217.3 million for the three months ended March 31, 2013 as compared to the same period in 2012 due primarily to the receipt of proceeds of $294.8 million from the issuance of the 2016 Senior Secured Notes in January 2012, partially offset by the $80.0 million draw on the Sprint Notes in March 2013.
Contractual Obligations

The contractual obligations of our continuing operations presented in the table below represent our estimates of future cash payments under fixed contractual obligations and commitments as of March 31, 2013. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual cash payments in future periods are likely to vary from those presented in the table. The following table summarizes our contractual obligations including principal and interest payments under our debt obligations, payments under our spectrum lease obligations, and other contractual obligations as of March 31, 2013 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long-term debt obligations	$4,492,536	$17,415	$2,965,871	$800,000	$709,250
Interest payments on long-term debt obligations(1)	2,998,702	511,939	1,022,685	269,676	1,194,402
Operating lease obligations(2)	1,557,781	264,961	649,595	319,313	323,912
Operating lease payments for assumed renewal periods(2)(3)	7,856,457	1,434	132,454	454,512	7,268,057
Spectrum lease obligations	6,660,622	136,031	365,890	395,318	5,763,383
Spectrum service credits and signed spectrum agreements	102,784	4,505	6,038	6,038	86,203
Capital lease obligations(4)	140,414	20,284	54,311	23,408	42,411
Purchase agreements(5)	130,365	97,541	24,172	3,783	4,869
Total	$23,939,661	$1,054,110	$5,221,016	$2,272,048	$15,392,487
____________________________________

(1)	Includes $1.19 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)
Includes executory costs of $51.1 million. Amounts include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives.

(3)	Amounts include lease payments for assumed renewal periods where renewal is likely.

(4)	Payments include $41.7 million representing interest.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES (Continued)

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
Interest Rate Risk
Our primary interest rate risk is associated with our variable rate vendor financing notes, which we refer to as Vendor Financing Notes. An increase in 3-month LIBOR would increase our interest expense and change cash flows on our Vendor Financing Notes. At March 31, 2013, we had $35.8 million aggregate principal outstanding of Vendor Financing Notes whose interest rate resets quarterly based on the 3-month LIBOR rate. A 1% increase in the 3-month LIBOR rate would increase interest expense over the next twelve month period by approximately $0.2 million.
We have long-term fixed-rate debt with a book value of $4.19 billion and $98.7 million of long-term fixed-rate capital lease obligations and other borrowings outstanding at March 31, 2013. While changes in interest rates or our credit spread impact the fair value of this fixed rate debt, there is no impact to earnings and cash flows as the rate paid does not change if market interest rates or credit spreads change. We expect to hold the debt to maturity or, in the case of the Exchangeable Notes, to December 2017, unless market and other factors are favorable. The Exchangeable Notes, with a carrying value of $469.8 million at March 31, 2013, have a maturity of 2040; however, it is likely the notes would be held no longer than December 1, 2017, the date that we have the option to redeem the Exchangeable Notes at par and the noteholders may require us to repurchase the Exchangeable Notes at par.
We also have cash equivalents and investments that may expose us to interest rate risk. A decline in interest rates decreases interest earned from our investments. Our cash equivalents and investment portfolio have a weighted average maturity of 3 months and a market yield of 0.08% as of March 31, 2013. Due to the current market yield, a further decline in interest rates would have an insignificant impact on earnings.
Stock Price Risk

The Exchange Options embedded in the Exchangeable Notes constitute derivative liabilities that are required to be separately accounted for from the debt host instrument at fair value. Input assumptions used to model the estimated fair value of the Exchange Options include our stock price, our stock's volatility and carrying costs. The value of the Exchange Options are sensitive to both the price of our Class A Common Stock and volatility of our stock. Holding all other pricing assumptions constant, an increase or decrease of $1.00 on our stock price could result in a loss of approximately $16.9 million or a gain of approximately $6.2 million, respectively. Our stock's volatility is an input assumption requiring significant judgment. Holding all other pricing assumptions constant, an increase or decrease of 10% in our estimated stock volatility could result in a loss of approximately $16.9 million or a gain of approximately $7.1 million, respectively.
Credit Risk

At March 31, 2013, we held available-for-sale short-term investments with a fair value, carrying value and cost of $625.3 million, comprised of United States Government and United States Agency securities. We regularly review the carrying value of our short-term investments and identify and record losses when events and circumstances indicate that declines in the fair value of such assets below our accounting basis are other-than-temporary. We believe the overall credit quality of our short-term investments is strong.

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
During the first quarter of fiscal 2013, our management, under the supervision and with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and (ii) the risk factors set forth below, which supplement and modify the risk factors set forth in our Form 10-K.

If our Proposed Merger fails to close for any reason, we believe that we will require substantial additional capital to fund our business and to further develop our network, which capital may not be available on acceptable terms or at all.

As of March 31, 2013, we had available cash and short-term investments of approximately $797.4 million. Under our current TDD-LTE build plan, we currently expect to satisfy our operating, financing and capital spending needs for the next twelve months using the available cash and short-term investments on hand, including the $160 million in aggregate proceeds we received from the March 2013 and April 2013 draws under the Note Purchase Agreement, together with the remaining draws available under the Note Purchase Agreement and the proceeds of additional vendor financing. In addition, we have provided notice to Sprint of our decision to take the $80 million May 2013 draw under the Note Purchase Agreement.

If the Merger Agreement terminates, whether as a result of our shareholders failing to approve the Proposed Merger, or for any other reason, the remaining funding under the Note Purchase Agreement would no longer be available to the Company. Without alternative sources of additional capital, we would have to curtail or suspend substantially all of our TDD-LTE network build plan as currently contemplated to conserve cash. In such case, we forecast that our cash and short-term investments would be depleted sometime in the first quarter of 2014. To conserve cash in the event the Proposed Merger fails to close for any reason, our board of directors is actively considering whether to not to make the June 1, 2013 interest payment on our approximately $4.5 billion of outstanding debt.

If the Proposed Merger fails to close for any reason or the closing takes longer than we expect and as a result, or for any other reason we cannot draw the full $400 million in funding available under the Note Purchase Agreement, we will also need to raise substantial additional capital over the long-term and to secure commitments from additional wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner to fully implement our business plans and be able to meet our financial obligations and continue to operate.

The amount of additional capital needed by us if the Proposed Merger fails to close will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties. Our capital requirements will largely be predicated on the amount of cash we receive from Sprint for our services beyond the minimum commitments specified in our amended wholesale agreement and whether we secure commitments from new wholesale partners with significant data capacity needs. Each will partially depend on whether our construction of an TDD-LTE network is successful and completed according to the design architecture and deployment requirements of these parties, the extent to which the parties' customers utilize that network, and the level of Sprint's usage of our mobile WiMAX network beyond 2013. Other factors significantly affecting our capital needs include the amount of cash generated by our retail business, our ability to maintain reduced operating expenses and the accuracy of our other projections of future financial performance.

Any delays in the deployment of our planned TDD-LTE network, delays in the rollout of TDD-LTE services that rely on our network by Sprint or our other wholesale partners or unexpected increases in the costs we incur in deploying our TDD-LTE network would materially increase the additional capital we require for our business. Additionally, if we are unable to secure commitments from additional wholesale partners with significant data capacity needs, our need for additional capital will increase substantially to a level that we may find difficult or impracticable to obtain. Finally, given the uncertainties underlying our current business plans, we are reviewing our plans and other strategic options, and we may elect to pursue new or alternative strategies which we believe would be beneficial to our business. Such changes to our plans could also substantially change our capital requirements in the near and/or long term.

Whether we would be able to successfully fulfill our additional capital needs in a timely manner is uncertain. If the Merger Agreement terminates, we will likely pursue various alternatives for securing additional capital. These alternatives include, among other things, obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors, or sales of certain of our assets, including excess spectrum. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. Further, unless we are able to secure the required shareholder approvals to increase the number of authorized shares under our Certificate of Incorporation, we may not have enough authorized, but unissued shares available to raise sufficient additional capital through an equity financing. With our existing level of indebtedness, including the amount of any financing drawn by us under the Note Purchase Agreement, if any, and our inability to issue additional secured indebtedness under our existing indentures, additional debt financings may not be available on acceptable terms or at all. Even if additional debt financings are available, they could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find unsustainable. We may also look to undertake sales of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner or at all is uncertain.

If the Merger Agreement terminates and we are unable to raise sufficient additional capital to meet our capital needs on acceptable terms in a timely manner, or we fail to generate sufficient revenue from our wholesale and retail businesses to meet our ongoing obligations, our business prospects, financial condition and results of operations would likely be materially and adversely affected, and we would be forced to consider all available alternatives, including financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code. These factors raise substantial doubt about our ability to continue as a going concern.

Risk Factors Relating to the Proposed Merger:

The Merger is subject to certain regulatory conditions that may not be satisfied on a timely basis, or at all.

Completion of the Merger is conditioned upon, among other matters, certain communications regulatory approvals. Sprint and certain of its affiliates have filed applications for approvals with the FCC. There can be no assurance that regulatory approvals will be obtained or that such approvals will not be materially conditioned or delayed. If these regulatory approvals are not obtained, or if they are materially conditioned or delayed, it could result in the termination of the Merger Agreement and abandonment of the Merger. If the Merger is not completed on a timely basis, or at all, our business could be adversely affected.

Uncertainties associated with the Merger may cause us to lose key customers and key personnel.

As a result of the uncertainty surrounding the conduct of our business following the completion of the Merger, we may lose key customers and our employees may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them.

The consummation of the Merger is conditioned on the consummation of the Sprint-SoftBank Merger or an alternative transaction.

Sprint‘s obligation to complete the Merger is conditioned upon either the consummation of the Sprint-SoftBank Merger or, if Sprint has terminated the Sprint-SoftBank Merger Agreement in order to enter into a definitive agreement with respect to an alternative transaction, the consummation of such alternative transaction. This condition will be deemed satisfied if Sprint has a right to terminate the Merger Agreement because the Sprint-SoftBank Merger Agreement is terminated (except in order for Sprint to enter into a definitive agreement with respect to an alternative transaction) and Sprint does not exercise such termination right within 10 business days following termination of the Sprint-SoftBank Merger Agreement. There can be no assurance that the Sprint- SoftBank Merger or an alternative transaction will be consummated, or that this condition of the Merger Agreement will otherwise be satisfied or waived.

If the Merger Agreement is terminated because it is not adopted by our stockholders, then under certain circumstances Sprint may gain significant control over us.

If the Merger Agreement is terminated because it is not adopted by our stockholders, and either the Sprint-SoftBank Merger has been consummated or the Sprint-SoftBank Merger has been terminated in order for Sprint to enter into an alternative transaction with respect to the Sprint-SoftBank Merger and such alternative transaction has been consummated, then Sprint will gain significant control over Clearwire by increasing its majority stake in the Company to approximately 63.1% pursuant to the Agreement Regarding Right of First Offer. In such case, pursuant to the Agreement Regarding Right of First Offer, each Voting Agreement Stockholder will offer to sell to Sprint HoldCo, and Sprint HoldCo will purchase all of the equity securities of Clearwire and Clearwire Communications that such Voting Agreement Stockholder owns at a price per share equal to the Merger Consideration.

Failure to complete the Merger could negatively impact our business and the market price of our Class A
Common Stock, and substantial doubt may arise regarding our ability to continue as a going concern.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•
the disruption to our business resulting from the announcement of the signing of the Merger Agreement, the diversion of management’s attention from our day-to-day business and the substantial restrictions imposed by the Merger Agreement on the operation of our business during the period before the completion of the Merger may make it difficult for us to achieve our business goals if the Merger does not occur; and

•	the market price of our Class A Common Stock will likely decline to the extent that the current market price of our Class A Common Stock reflects a market assumption that the Merger will be completed.

If the Merger is not completed, we may be forced to explore all available alternatives, and substantial doubt may arise regarding the Company’s ability to continue as a going concern. If substantial doubt arises regarding the Company’s ability to continue as a going concern, the Company may have to liquidate its assets, and it may realize significantly less for its assets than the values at which they are carried on its financial statements. Excluding any financing by Sprint pursuant to the Note Purchase Agreement, the Company currently has capital resources that it believes to be sufficient to support its operations into approximately the fourth quarter of 2013. If the Merger is not completed, the Company may not be able to raise sufficient capital to continue its existing operations beyond that time. The Company cannot assure you that any actions that the Company takes would raise or generate sufficient capital to fully address the uncertainties of its financial position. In addition, our board of directors is actively considering whether to not make the June 1, 2013, interest payment on our approximately $4.5 billion of outstanding debt.

The Company may be unable to realize value from its assets and discharge its liabilities in the normal course of business. If the Company is unable to settle its obligations to its creditors or if it is unable to obtain financing to support continued satisfaction of its debt obligations, the Company would likely be in default under its existing notes and other contractual obligations and may need to pursue financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code. In that event, the Company may seek to reorganize its business, or a trustee appointed by the court may be required to liquidate its assets. In either of these events, whether the stockholders would receive any value for their shares or a value equal to or in excess of the Merger Consideration is highly uncertain. We can give you no assurance that, in the event the Company is required to liquidate under the United States Bankruptcy Code, stockholders would receive any value for their shares or value equal to or in excess of the Merger Consideration.

If the Merger is not completed, approval of the Charter Amendment Proposal and the NASDAQ Authorization Proposal has potential anti-takeover and dilutive effects.

If the the proposals to amend the Certificate of Incorporation to (a) increase the Company’s authorized shares of Class A Common Stock by 1,019,162,522 shares, and (b) increase the Company’s authorized shares of Class B Common Stock by 1,019,162,522 shares, which we refer to as the Charter Amendment Proposal, is approved by our stockholders, the number of authorized but unissued and unreserved shares of Common Stock available for future issuance will increase. In addition, if the proposal to authorize the issuance of (a) the Class A Common Stock and (b) the Class B Common Stock that may be issued upon (i) exchange of Clearwire Communications, LLC’s and Clearwire Finance, Inc.’s 1.00% Exchangeable Notes due 2018, which we refer to as the Notes, or (ii) with respect to the Class A Common Stock, upon exchange of the Class B Interests (as defined below), issued upon exchange of the Notes in accordance with Rule 5635(d) of the NASDAQ Listing Rules, which we refer to as the NASDAQ Authorization Proposal, is approved by our stockholders, we will be able to issue Common Stock equal to 20% or more of the Common Stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book value or market value of the stock for the purpose of exchanging the Notes we have issued to Sprint under the Note Purchase Agreement.

Although neither the Charter Amendment Proposal nor the NASDAQ Authorization Proposal are intended to have any anti-takeover effect, our stockholders should note that the availability of additional authorized and unissued shares of Common Stock could make any attempt to gain control of the Company or the Company’s Board of Directors more difficult or time consuming, and the availability of additional authorized and unissued shares might make it more difficult to remove management. Although the Board of Directors currently has no intention of doing so, shares of Common Stock could be issued by the Board of Directors to dilute the percentage of Common Stock owned by a significant stockholder and increase the cost of, or the number of, voting shares necessary to acquire control of the Board of Directors or to meet the voting requirements imposed by applicable law with respect to a merger or other business combinations involving the Company.

ITEM 6	Exhibits

EXHIBIT INDEX

4.1
Indenture, dated January 2, 2013, by and among the Issuers, the Guarantors and Wilmington Trust, National Association, as trustee, relating to the 1.00% Exchangeable Notes due 2018. (Incorporated herein by reference to Exhibit 4.1 to Clearwire Corporation's Form 8-K filed on March 1, 2013.)

4.2	Form of 1.00% Exchangeable Note due 2018 (Incorporated herein by reference to Exhibit 4.2 to Clearwire Corporation's Form 8-K filed on March 1, 2013.).
10.2	Form of Board of Directors Restricted Stock Unit Award Agreement.
10.3	Form of Executive Restricted Stock Unit Award Agreement.
10.4
First Amendment to the Note Purchase Agreement, dated as of January 31, 2013, by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation. (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed on February 1, 2013.)

10.5
Second Amendment to the Note Purchase Agreement, dated as of February 26, 2013, by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation. (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed on February 27, 2013.)

10.6
Registration Rights Agreement, dated January 2, 2013, by and among Clearwire, the Issuers, the Guarantors, and Sprint. (Incorporated herein by reference to Exhibit 10.1 to Clearwire Corporation's Form 8-K filed on March 1, 2013.)
Stock Delivery Agreement, dated January 2, 2013, by and among Clearwire and the Issuers.

10.7	Stock Delivery Agreement, dated January 2, 2013, by and among Clearwire and the Issuers. (Incorporated herein by reference to Exhibit 10.2 to Clearwire Corporation's Form 8-K filed on March 1, 2013.)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARWIRE CORPORATION

Date:	April 26, 2013	/s/ STEVEN A. EDNIE
Steven A. Ednie
Chief Accounting Officer